Form 10QSB
period 1999-10-31
VIRILITEC INDUSTRIES INC
filed 2000-02-04
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 1999

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-25659

                           VIRILITEC INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   11-3447894
                        (IRS Employer Identification No.)

 100 Cedarhurst Avenue, Suite 201, Cedarhurst, New York               11516
(Address of principal executive offices)                            (Zip Code)


                            (800) 775-0712 ext. 4144
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

As of December 31, 1999, the Registrant had 4,702,100 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            VIRILITEC INDUSTRIES INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          100 CEDARHURST AVE. SUITE 201

                           CEDARHURST, NEW YORK 11516


                              FINANCIAL STATEMENTS


                         FOR THE PERIOD AUGUST 11, 1998

                         (INCEPTION) TO OCTOBER 31, 1999

                               ACCOUNTANT'S REPORT



Virilitec Industries Inc.
100 Cedarhurst ave. Suite 201
Cedarhurst, NY 11516

I have reviewed the accompanying balance sheet of Virilitec Industries Inc. (a development stage company) as of October 31, 1999 and the related statements of operations and accumulated deficit, stockholders equity and cash flows for the three months then ended and the statement of operations and accumulated deficit, stockholders' equity and cash flows for the period August 11, 1998 (Inception) to October 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Virilitec Industries Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




                                       Joseph Morgenstern
                                       Certified Public Accountant

January 20, 2000

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                OCTOBER 31, 1999


                                     ASSETS

                                                      Subsequent
                                                        Event
                                            Actual    Pro-Forma

Current Assets:
  Cash                                   $     248      $20,248
  Due from officer                           3,240        3,240
                                          --------    ---------

    Total Current Asset                      3,488       23,488
                                          --------    ---------

Equipment, net                               2,100        2,100

License fee                                  8,500        8,500
                                          --------     --------

     Total Assets                        $  14,088    $  34,088
                                          ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable and
    accrued expenses                     $   1,670    $   1,670
                                         ---------    ---------

Commitments and other matters

Stockholders' Equity:

Common stock, $.0001 par value;
20,000,000 shares authorized;
4,682,100 shares issued and
outstanding, of which 3,175,000
shares are restricted shares                   469          471

 Additional paid-in capital                212,121      232,119
                                         ---------     --------
                                           212,590      232,590
 Deficit accumulated during the
  development stage                       (200,172)    (200,172)
                                         ----------   ----------

    Total Stockholders' Equity              12,418       32,418
                                         ---------    ---------

      Total Liabilities &
       Stockholders' Equity             $   14,088   $   34,088
                                         =========    =========


See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                OCTOBER 31, 1999


                                     ASSETS



Current Assets:
  Cash                                                  $     248
  Due from officer                                          3,240
                                                         --------

    Total Current Asset                                     3,488
                                                         --------

Equipment, net                                              2,100

License fee                                                 8,500
                                                         --------

     Total Assets                                       $  14,088
                                                         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable and
    accrued expenses                                    $   1,670
                                                         ---------

Commitments and other matters

Stockholders' Equity:

Common stock, $.0001 par value;
20,000,000 shares authorized;
4,682,100 shares issued and
outstanding, of which 3,175,000
shares are restricted shares                                 469

 Additional paid-in capital                              212,121
                                                        ---------
                                                         212,590
 Deficit accumulated during the
  development stage                                     (200,172)
                                                       ----------

    Total Stockholders' Equity                            12,418
                                                       ---------

      Total Liabilities &
       Stockholders' Equity                           $   14,088
                                                       =========


See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1999
                    AND FOR THE PERIOD ENDED AUGUST 11, 1998
                         (INCEPTION) TO OCTOBER 31, 1999
                                                Cumulative Amounts
                                                   For the Period
                                   Three          August 11, 1998
                                Months Ended      (Inception) To
                               October 31, 1999   October 31, 1999
                              ------------------ -----------------

Sales                               $   -0-            $   -0-

Costs and expenses:

 Officer's salary                    (10,000)           (48,460)

 Other compensation expense             -0-             (52,500)

 Management fees                        -0-             (38,500)

 Compensation expense of
 international counsel               ( 4,936)           (35,000)

 General and administrative
    expenses                          (5,982)           (11,356)

  Travel                              (6,600)           (12,380)
  Depreciation                        (  300)            (1,500)
  Taxes                                 -0-              (  500)
  Interest income                       -0-                  24
                                    ---------          --------

     Net Loss                       ( 27,818)          (200,172)

Accumulated deficit,
 beginning of period                (172,354)              -0-
                                     --------           ------

Accumulated deficit,
 end of period                     $(200,172)         $(200,172)
                                   ==========         ==========


See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AND ACCUMULATED DEFICIT
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1999
                       AND FOR THE PERIOD AUGUST 11, 1998
                         (INCEPTION) TO OCTOBER 31, 1999
                                                         Deficit
                           Common Stock                Accumulated
                         $.0001 Par Value  Additional  During The
                         ----------------  Paid - In   Development
                           Shares  Amount   Capital       Stage

Common stock issued in     3,100,000 $  310  $(  310)
connection with the
formation of the Company

Common stock issued          933,000     93   41,417
Contributed services:
  Officer's salary                            14,615
  Rent                                           750
  Other comp. expenses       525,000     52   52,448
  Compensation of
  international counsel       50,000      5   10,091
Net loss - August 11,1998
through December 31, 1998                              $   (78,783)
                          ---------- ------  -------   ------------
Balance-December 31, 1998  4,608,000    461  119,010       (78,783)
                          ---------- ------ --------   ------------

Common stock issued            4,100           4,400
Contributed services:
  Officer's salary                            16,667
  Rent                                           750
  Management fees             55,000      6   38,494
  Compensation of
   international counsel                      14,135
Stock issuance costs                         (24,440)

Net loss - five months
ended May 31, 1999                                          (79,342)
                           ---------- ------  -------   ------------
Balance - May 31, 1999     4,667,100 $  467  $169,016   $  (158,125)
                          ---------- ------  --------   ------------


Contributed services:
  Officer's salary                             7,178
  Rent                                           300
  Compensation of
   international counsel                       5,833
Stock issuance costs                            (540)

Net loss - two months
ended July 31, 1999                                       (14,729)
                         ---------- ------  -------     ----------
Balance - July 31, 1999   4,667,100 $  467  $181,732    $(172,354)
                         ---------- ------  --------    ----------


See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AND ACCUMULATED DEFICIT
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1999
                       AND FOR THE PERIOD AUGUST 11, 1998
                         (INCEPTION) TO OCTOBER 31, 1999

                                                         Deficit
                           Common Stock                Accumulated
                         $.0001 Par Value  Additional  During The
                         ----------------  Paid - In   Development
                           Shares  Amount   Capital       Stage

Balance - July 31, 1999   4,667,100 $  467  $181,732    $(172,354)
                         ---------- ------  --------    ----------

Contributed services:
  Officer's salary                            10,000
  Rent                                           450
  Compensation of
   international counsel                       4,936
Common stock issued         15,000      2     14,998

Net loss - three months
ended October 31, 1999                                    (27,818)
                         ---------- ------  -------     ----------

Balance-October 31, 1999  4,682,100 $  469  $212,121    $(200,172)
                         ========== ======  ========    ==========

See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1999
                       AND FOR THE PERIOD AUGUST 11, 1998
                         (INCEPTION) TO OCTOBER 31, 1999


                                                Cumulative Amounts
                                                 For the Period
                                 Three months    August 11, 1998
                                     Ended       (Inception) To
                                October 31, 1999  October 31, 1999
                               -----------------------------------




Cash Flows From Operating Activities
  Net loss                              $( 27,818       $(200,172)
  Adjustments to reconcile net
   loss to net cash used in operating
   activities:
    Depreciation                               300          1,500
    Contributed services                    15,386        176,710
    Changes in operating assets
     and liabilities:
    Accrued expenses                           400          1,670
    Due from officer                        (3,320)        (3,240)
                                          ---------       --------

     Net cash used in operating
      activities                           (15,052)       (23,532)
                                          ---------      ---------

Cash Flows From Investing Activities
   Capital expenditures                       -0-          (3,600)
   License fee                                -0-          (8,500)
                                           --------       --------

         Net cash used in investing
      activities                              -0-         (12,100)
                                            -------       --------

Cash Flows From Financing Activities
  Stock offering                            15,000         60,910
  Cost of stock offering                      -0-         (25,030)

    Net cash from financing
      activities                            15,000         35,880
                                          ---------      --------

  Net increase (decrease) in cash             ( 52)         ( 248)
  Cash at beginning of period                  300          -0-
                                            -------      ---------
  Cash at end of period                $       248    $       248
                                          =========     ==========


See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999

THE COMPANY
Virilitec Industries Inc. (the Company) was incorporated on August 11, 1998 with total authorized shares of 20,000,000, par value $.0001. The Company was formed to license and distribute a line of bioengineered virility supplements. Initially, the Company intends to market its product in international markets, using independent sales agents. The Company is in the development stage and its efforts through October 31, 1999 have been principally devoted to organizational activities and raising capital. Management anticipates incurring additional losses as it pursues its organizational and development efforts. The Company's initial stock offering was closed on April 6, 1999. The Company believed it raised sufficient funds from the offering to finance its operations. Company also believes it will be able to obtain any additional funds required.

SIGNIFICANT ACCOUNTING POLICIES
Use Of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation
Equipment, primarily computers, is depreciated by the straight-line method over its estimated useful life. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Amortization
The licensing fee will be amortized on the straight-line basis over the life of the agreement. All mandatory additional annual payments will be charged to operations as they become due.

Stock issuance costs
Stock issuance costs represent expenses related to the Company's offering. These expenses include the direct costs of the offering such as legal, filing fees, printing and related consulting fees. These costs were deducted from the proceeds of the offering.

Stock Offering
The Company's initial offering consisted of up to 460,000 units at $1.00 per unit. Each unit entitles the holder to one (1) share of common stock, $.0001 par value and one (1) redeemable Class A warrant entitling the holder to purchase one (1) share of restricted common stock at an exercise price of $10.00 per share. The Company is currently conducting a second stock offering of up to 100,000 shares at $1.00 per share. As of the date of these financial statements, 15,000 shares have been sold.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------

The Company has issued an aggregate of 525,000 shares of stock to certain officers and directors in exchange for present and anticipated management services. The stock has been recorded at its estimated fair value of $.10 per share. The Company later issued an aggregate of 105,000 shares to consultants in exchange for services. The stock has been recorded at its estimated fair value of $.70 per share with a corresponding amount as compensation expense.

CAPITALIZATION

The Company currently has 4,682,100 shares of common stock outstanding, of which management owns 3,675,000. Included in the 3,675,000 shares owned by directors and company management are 3,175,000 shares of restricted shares as defined in the Securities Act of 1933 and the regulations thereunder. Management which owns 3,125,000 restricted shares has agreed not to sell any of such shares for a period of one year following the final closing of the Stock Offering referred to above.

OPTIONS

The Company has granted stock options to certain officers and directors to purchase additional shares of restricted common stock of the Company as follows:
                                                     Exercise
Option Holders                   Number of Options Price (Per Share)
President and Chairman                 175,000             2.50
of Board of Directors
President                              150,000             4.00
Vice President/Director                 25,000             2.00
Vice President/Director                 50,000             3.00
Secretary/Treasurer and Director        25,000             2.50
Secretary/Treasurer and Director        50,000             4.00

Under the terms of the  Company's  licensing  agreement,  the  Company  has also agreed to grant stock options to its manufacturer to purchase up to 300,00 additional restricted shares of the common stock of the Company for a period of five years beginning October 31, 1999 according to the following schedule:
                                                 Exercise
Effective Date              Number of Shares  Price (Per Share)
10/31/1999                       100,000            10.00
03/31/2000                       100,000            10.00
10/31/2000                       100,000            10.00

This options shall become effective only in the event the licensing and distribution agreement between the Company and the manufacturer is still in effect on the date the options are due to be effective.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999


LICENSING AND DISTRIBUTION AGREEMENT
The Company has entered into a fifty (50) year licensing and distribution agreement, whereby the Company was granted exclusive rights to distribute a certain nutritional supplement designed to enhance human male sperm count and potency. Under the terms of the agreement, the Company's independent sales agents will place orders directly with the manufacturer, which will fill such orders. The sales agents will pay the manufacturer upon order placement, and the manufacturer, acting as collections agent for the Company, will forward the Company's portion of sales proceeds to the Company. The manufacturer has agreed to periodic review of its order receipts in order to ensure that the Company is receiving its appropriate revenue.

The Company has paid an initial non-refundable one time licensing fee of $8,500. The Company will also pay an annual licensing fee of $10,000, commencing on 90 days after the product is manufactured and delivered and each year thereafter, on the anniversary of the first payment's due date as long as the licensing and distribution agreement has not been terminated before the date such payment is due. The Company's agents are required to pay the manufacturer $1.85 for each unit of the product sold of which the manufacturer retains $1.45 and forwards $.40 to the company. The parties have agreed to certain minimum sales and production quotas. If either the company or the manufacturer fail to meet the minimum sales and production quotas, either party may terminate the agreement without penalties.


INCOME TAXES
As of July 31, 1999, the Company has an operating loss carry forward for tax purposes of approximately $172,000, which expires in 2014. The Company has fully reserved the tax benefit of the operating loss carry forward because the likelihood of realization of the benefit cannot be established.

COMMITMENTS
The Company maintains its corporate offices rent free at an office of one of its shareholders at 100 Cedarhurst Ave. Suite 201, Cedarhurst, NY 11516. The Company has agreed to either sublet the space it is currently using at a cost of $150 monthly, or relocate its office to another location. Management anticipates that the monthly rental cost of another item should be no more than $500. The company included rent expense of $150 a month in the General and Administrative expenses with a corresponding amount in paid in capital.

The president of the company will receive an annual salary of $40,000. The President has waived payment, accordingly; the pro-rata amount is included in general and administrative expenses with a corresponding amount in paid in capital.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999


COMMITMENTS (CONTINUED)

On September 18, 1998, the Company entered into an agreement with an individual to perform the duties of international counsel for a period of one year in exchange for 50,000 shares of company stock. The total fair market value of the shares and services has been determined to be $35,000; accordingly, the pro-rata portion of this amount has been charged to compensation expense with corresponding amounts charged to stock and paid-in capital. The agreement has not been renewed.

The Company has also hired an individual to act as its local agent in the State of Israel. The agent's duties will include supervising the completion of the new manufacturing facility of its supplier, reviewing applications for local licenses and approvals, as well as overseeing the initial product runs and testing for quality control. The agreement will terminate at the later of either March 31, 2000, or 45 days after the aforementioned manufacturing facility is operational and delivers its first shipment to the Company. The Company has issued 55,000 shares to the agent as compensation for these services. The value of these services has been determined to be $38,500 and has been recorded as an expense with corresponding offsets to common stock and paid-in capital.

SUBSEQUENT EVENT

The Company is currently conducting a second stock offering of up to 100,000 shares at $1.00 per share. Subsequent to the date of these financial statements, but prior to their issuance, 20,000 additional shares have been sold.

Item 2.  Plan of Operations.

         The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, availability of our product, our ability to market our product, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

         The  Company  was  formed  to  license   and   distribute   a  line  of
bioengineered virility nutritional supplements, designed to enhance human male sperm count and potency (the "Product"). The Product is a nutritional supplement derived from natural materials and compounds. While the Company believes it contains properties that could stimulate human male sperm production and sexual virility, it does not make any claims whatsoever that the product does in fact induce the desired results. The Company has not clinically tested the product, nor has it been clinically tested in a previous formulation. There is no statistical data to support any claims of effectiveness and the Company makes no such clinical claims.

         The Company is currently waiting for the initial production date of the Product. Until the production facilities of its supplier, Vitahealth Scientific, Inc. ("Vitahealth") are operational, the Company cannot begin to market the Product with an expectation to be able to deliver goods within a reasonable amount of time. The Company has been advised by Vitahealth that it expects to begin delivery of the Product during the first quarter of 2000.

         Vitahealth had originally planned to lease and construct its facility based upon commitments made to Vitahealth by the Company regarding the initial licensing fee and ongoing support. Because the Company's financing via its initial offering did not proceed according to management's initial timetable, the Company could not honor those commitments on a timely basis. As such, Vitahealth had to abandon the original site selected for its production facility. As it now had a new time window available due to the financing delays, Vitahealth decided to reformulate the Product and to try to refine the production run. When the Company completed its offering, the reformulation was not yet finished. Once the reformulation was completed, Vitahealth had to reselect a site and negotiate tenancy as well as redesign and outfit the production facility in the new plant.

         The Company has interviewed sales agents only in Israel and England, and has identified agents it intends to retain as distributors as soon as production commences. Because of the delays involved with commencing Product production, the Company was uncertain as to exactly when such agents could begin the sales process and could not, in good faith, make commitments to potential distributors. As such, management has delayed interviewing potential distributors in other countries. As soon as initial sales via the Israel and England distributors are processed, the Company will resume its efforts to identify and engage additional international distributors.

         The Company intends to allow each master distributor exclusive rights within his/her own country. Any sales generated in their territory shall be for the sole benefit of the sales agents. When a sales agent becomes a distributor for the Company, they agree to purchase the Product from the Company for $1.85 per capsule, and the Company's independent sales agents are projected to sell them for approximately $2.15 to $2.25 per capsule. However, the sales agents can sell the capsules at whatever price they determine. The sales agents compensation is the difference between what they pay the Company for the product and the price they sell the Product.

         At the present time, management has full faith in Vitahealth's ability to deliver the Product. However, the Company cannot guarantee that additional delays will not further delay the commencement of sales and distribution. Currently, management is prepared to give Vitahealth every opportunity to complete the production facility, even at the cost of postponing the production deadline again. While management continually reviews the status of the production facility to determine when the Company will begin sales there are no plans or intentions at this time to exercise the Company's right to terminate the Vitahealth agreement due to missing the production deadline.

         As the Company has not yet begun to sell the Product, it is difficult for management to evaluate the growth curve of Product sales. Additionally, it is expected that the delays involved with initiating production has tarnished the earlier market 'excitement' for human sexual virility and potency products created by Viagra(R). When considering those factors, Management believes it is likely that the initial sales quotas will not be met and it will have a right to terminate the Vitahealth Agreement pursuant to the sales quota clauses present in the agreement. Having considered the various factors involved with its right to terminate the agreement based on sales quota requirements, management has no plans to do so at this time. It is management's opinion, that there is a market for a human sexual potency nutritional supplement and is fully committed to providing Vitahealth with the opportunity to be the sole supplier of such a product to the Company. While the Company will review the sales numbers as sales are commenced, and retains the right to reevaluate its position on an ongoing basis, there are no plans or intentions at this time to exercise the Company's right to terminate the Vitahealth agreement due to sales quotas for at least three months following initial production and sale of the Product.

         The Company expects to fund $4,000 of initial advertising in health journals and media so distributors will have such publications in hand for sales purposes. The Company also intends to use the Internet for advertising as that currently allows the greatest visibility for very small costs. In fact, the Company believes that it may be able to obtain free access on certain websites looking for products such as the Company's. Subsequently, the company intends to reserve 20% of revenues for ongoing advertising and marketing up to $10,000 (in advertising expenditures - or $50,000 total revenues) monthly per country, and 10% of all additional revenues.

         While the Company is committed to retaining Vitahealth as its supplier, there is no guarantee that Vitahealth's production delays or lack of product salability as evidenced by underpreforming the sales quotas will not necessitate the eventual termination of the Vitahealth agreement. Should the agreement be terminated for any reason, the Company at this time intends to locate another provider of human sexual potency and virility nutritional supplements to become its supplier. There is no guarantee that the Company will be able to locate and retain such a provider and the Company has not even begun to attempt to locate one. The Company continually evaluates the business market to attempt to place itself at the most profitable position. While the Company currently intends to continue to operate as discussed, there can be no guarantee that uncontrollable variables will not force a substantive change in the Company's operation or plans of operation.

         At present the only cash outlay of the Company is in banking fees and in legal and accounting fees incurred by the Company as it prepares filings associated with being a reporting company (quarterly unaudited reports, annual reports, etc.). Management believes there is enough cash on hand to fund such activities for the next 12 months. When the Company becomes operational, further costs (such as salary for Mrs. Roth) are expected to be covered by revenue generated by the Company's sales. The agreement with Mrs. Roth calls for her to be paid up to $40,000 from the proceeds of sales of the Product. Should sales levels not allow for her to receive her full compensation, she will receive compensation from available funds after the Company satisfies all its other obligations. The only other anticipated expense not currently provided for is the advertising budget. Management is currently exploring various options including the sale of additional stock and/or warrants, bank financing or personal loans by management or family members. Other than as specifically identified, the Company does not anticipate the need to raise additional funds in the next 12 months.

         The Company does not expect to conduct any product research and development or to purchase or sell a plant or significant equipment. The Company intends to retain marketing and public relations consultants as necessary, and to hire support staff for its President only if warranted by its sales volume on an as needed basis.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

                            None.

Item 2.  Changes in Securities.

                            None.

Item 3.  Defaults Upon Senior Securities.

                            None.

Item 4.  Submission of Matters to Vote of Security Holders.

                            None.

Item 5.  Other Information.

                            None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      A financial data schedule is filed herewith as an exhibit.

         (b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


Date: February 3, 2000

                                        VIRILITEC INDUSTRIES, INC.


                                        /s/Bella Roth
                                        Bella Roth, President and Chairman




                                        /s/Moshe Laufer
                                        Moshe Laufer
                                        Secretary, Treasurer and Director