Form 10KSB
period 1999-07-31
VIRILITEC INDUSTRIES INC
filed 2000-02-14
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended July 31, 1999    Commission File Number 0-25659

                           VIRILITEC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                            11-3447894
(State or other jurisdiction of incorporation       (I.R.S. Employer
or organization)                                     Identification No.)

100 Cedarhurst Ave., Suite 201, Cedarhurst, NY                 11516
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including Area Code:  (800) 775-0712 ext. 4144

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                         Common Stock, par value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the
Registrant: Indeterminate -  No existing market

The number of shares outstanding of Registrant's Common Stock as of December 31, 1999: 4,702,100

ITEM 1.           BUSINESS

(a) Business Development

         Virilitec Industries, Inc. ("Virilitec", or the "Company"), a Delaware corporation, was organized on August 11, 1998. The Company has not been involved with any bankruptcy, receivership or similar proceedings. The Company has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b) Business of Issuer

         The  Company  was  formed  to  license   and   distribute   a  line  of
bioengineered virility nutritional supplements, designed to enhance human male sperm count and potency (the "Product"). The product is a nutritional supplement derived from natural materials and compounds. While the Company believes it contains properties that could stimulate human male sperm production and sexual virility, it does not make any claims whatsoever that the product does in fact induce the desired results. The Company has not clinically tested the product, nor has it been clinically tested in a previous formulation. There is no statistical data to support any claims of effectiveness and the Company makes no such clinical claims. In this manner, the product could be compared to a vitamin or herb, in that it is a nutritional supplement taken by individuals who believe that such supplements will have an effect upon a certain condition whether or not such result has been determined clinically to be a product of utilizing the supplement. There are other nutritional supplements that claim to have similar effectiveness as the Company's Product. However, to the Company's knowledge, none of them have demonstrated recognized clinical effectiveness.

         Management believes that the current success and widespread coverage generated by Pfizer's Viagra(R) has positioned the market to be receptive to the introduction of a naturally derived nutritional supplement that is cheaper and may produce a positive effect upon male potency. As such, the Company entered into an agreement with Vitahealth Scientific, Inc., a New York corporation ("Vitahealth"), regarding the distribution of its nutritional supplement geared toward enhancing male potency and sperm count. Management believes that it can be successful in capitalizing on the market awareness of concerns over male potency by introducing the Product into worldwide markets.

         Due to the nature of the Product, and the high cost of qualifying for US FDA approval, management determined that the best way to market the Product initially was to pursue sales internationally. The Company has not gotten any professional or governmental opinion that it would not be subject to governmental regulation in those countries in which the Company intends to sell the Product. However, in the Company's research of the market (via the internet, contacts with other providers of nutritional supplements and informal discussions with counsel), the Company has found overseas markets to be much more liberal in regulation than the United States. In fact a principal of Vitahealth (the Company's supplier) has sold a similar product to the overseas market without governmental regulatory involvement. As such, the Company has identified independent sales agents in England and Israel where it could, in the opinion of management, successfully introduce the Product with little or no regulatory approval needed. Due to the delays involved with commencing Product production, the Company was uncertain as to the start of the sales process and could not, in good faith, make commitments to potential distributors. As such, management has delayed interviewing potential distributors in other countries. As soon as initial sales via the Israel and England distributors are processed, the Company will resume its efforts to identify and engage additional international distributors.

         Vitahealth has sold a nutritional supplement designed to enhance male potency and sperm count in the past. However, Vitahealth is currently reformulating its product to produce what it believes will be a Product with greater efficacy in producing the desired results. Vitahealth is in the process of opening a new manufacturing facility in Jerusalem, Israel where the Product will be manufactured. In conjunction with the reformulation of the Product, Vitahealth also revamped its production line, with all new commercial grade production and encapsulation equipment intended to allow it to produce the Product at a high volume. The facility is expected to have full certification from the Israel Department of Health. The certification from the Israel Department of Health is not a drug review or certification of the product itself. The facility is being built with "off the shelf" equipment, under standard health procedures. One of the principals of Vitahealth has previously manufactured a similar product in Israel, and is well versed in the applicable regulations. The production facility was designed and constructed under his direct supervision. The certification from the Israeli Department of Health is akin to certification from any local health department. They verify that the premises are clean and sanitary for the usage intended. As construction is supervised by an individual who is experienced with the health requirements, the Company expects that there should be no problem in the issuance of its certification.

         The industry is extremely fragmented. There are many small operators - companies or individuals that sell nutritional supplements, and as such it is difficult to accurately determine what market share a specific vendor has. Additionally, while a principal of the Company's supplier has sold an earlier version of the Product, the Company is in the start up phase of selling its first product, and as such has no established position in the industry.

         There are currently many purveyors of nutritional supplements. The Company intends to compete by placing a focused advertising campaign with testimonial information (when available), and by referral. Management believes the product will produce the desired effect upon its users, and that the success of those users will prompt others to add the Company's nutritional supplement to their diet.

Licensing and Distribution Agreement

         On August 25, 1998, the Company entered into a 50 year Licensing and Distribution Agreement with Vitahealth, whereby the Company was granted exclusive rights to distribute the Product. Under terms of the agreement, the Company's independent sales agents will place sales orders directly with Vitahealth, which will fill such orders. The sales agents will pay Vitahealth upon order placement, and Vitahealth, acting as collections agent for the Company, will forward the Company's portion of the sales proceeds to the Company. Vitahealth has agreed to periodic reviews of its order receipts in order to ensure that the Company is receiving its appropriate revenue.

         The Company has paid an initial non-refundable one time $8,500 licensing fee to Vitahealth. The Company will also pay Vitahealth an annual fee of $10,000, beginning 90 days after the Product is manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payment's due date, as long as the Licensing and Distribution Agreement has not been terminated for any reason before the date such payment is due. The agreement also calls for Vitahealth to be paid $1.45 per capsule of the product - to be sold in thirty day supplies (the Product's expected minimum usage period before a user would potentially achieve positive results). The Company expects to distribute the Product to its sales agents for $1.85 per capsule (thereby making $0.40 per capsule), and the Company's independent sales agents are projected to sell them for approximately $2.15 to $2.25 per capsule.

         As of July 31, 1999 Vitahealth had not yet completed construction of its manufacturing facility, so the Company allowed Vitahealth a 95 day period from the signing of the Licensing Agreement before the Product would be ready for production and sale. Should the Product not be ready at such time, the Company had the right to either terminate the agreement within the following 30 days or extend the production deadline. As the production facility was not timely been completed, the Company and Vitahealth agreed to extend the 95 day production deadline until September 30, 1999, when it believed the Product would be available. Vitahealth had originally planned to lease and construct the facility based on commitments made to Vitahealth by the Company regarding the initial licensing fee and ongoing support. Because the Company's financing via its offering did not proceed according to management's initial timetable, the Company could not honor those commitments on a timely basis. As such, Vitahealth had to abandon the original site selected for its production facility. As it now had a new time window available due to the financing delays, Vitahealth decided to reformulate the Product and to try to refine the production run. When the Company completed its offering, the reformulation was not yet finished. Once the reformulation was completed, Vitahealth had to reselect a site and negotiate tenancy as well as redesign and outfit the production facility in the new plant. Management was advised by Vitahealth that the facility would be ready by September 30, 1999.

         As of December 31, 1999, the production facility was completed enough to begin modest production runs. However, due to the recent development of competitive products, Vitahealth is reformulating the Product to enhance its competitive position. Due to the vagaries of the development process, the Company does not currently have a firm date for when the Product will be available.

         Vitahealth and the Company have agreed upon certain minimal sales quotas to be maintained for the agreement to remain in effect. Should the sales levels fall below the sales quotas, the Company shall have the right to terminate the Licensing and Distribution Agreement. The sales quotas follow the following schedule; a) within the 2nd month of production and sales - a minimum of 22,500 capsules, b) within the 3rd month of production and sales - a minimum of 55,000 capsules, c) within the 6th month of production and sales - a minimum of 150,000 capsules, d) a minimum of 200,000 capsules for every month following the end of the 6th month of production and sales of the product. There is also a 10% increase in the sales quota effective annually on January 1, beginning January 1, 2000. The Company and Vitahealth are currently renegotiating the terms for the quotas.

Marketing and Growth

         With the broad based recognition of products such as Pfizer's Viagra(R), Management believes the market is ready for the introduction of nutritional supplements designed to enhance human male potency and sperm count on a long term basis. Should the Company begin distribution of this Product domestically, it will be subject to regulation by the U.S. Food and Drug Administration ("FDA") and most likely also by the Federal Trade Commission ("FTC") but possibly under similar circumstances as standards applied to other mainstream food company product lines. However, certain more stringent regulations can be applied by the FDA and FTC to companies making health and/or nutritional claims beyond those approved by existing regulations. While the Company does not believe the more stringent regulations will apply, it cannot be certain. Therefore, the Company intends to distribute the Product internationally, at least initially.

         The Product will be subject to regulation by the presiding jurisdictional drug and/or food regulatory commissions of the countries in which the Company intends to distribute the Product. While the Company does not believe that any regulations will apply to the distribution of the Product within the various countries in which it intends to initiate distribution, it cannot be certain. At this time the Company has selected the countries of Israel and England as its initial markets. Management believes that the regulatory requirements of those countries to be such that the Company will be able to launch sales in those countries without concern of violating food and/or drug regulations. The Company intends to increase its distribution to such additional countries as allow for the sale of the Product without expensive regulatory approval.

         The Company is presently in the process of selecting qualified sales agents to be its direct representatives in the countries the Company will market the Product. The Company intends to support its sales agents with focused media (internet, magazine, newspaper) advertisements introducing the Product designed to heighten awareness of the availability of alternative products to enhance human male sperm count and potency such as the Product. The Company will also endeavor to provide its sales agents with promotional materials containing testimonials (when available) from users of the Company's products.

Acquisitions

         The Company has no specific acquisition plans at this time.

Employees

         Mrs. Bella Roth, the Company's President, is the Company's only full time employee. The Company intends to retain marketing and public relations consultants as necessary.

Special Note Regarding Forward-Looking Statements

         Some of the statements under "Business" are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein are not statements of historical fact. You can identify these statements by words such as "may," "will," "should," "estimates," "plans," "expects," "believes," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements, based specifically upon the ability of our manufacturer to produce the Product, which we do not control. You are cautioned not to place undue reliance on any forward-looking statements.

ITEM 2. PROPERTIES

         The Company maintains its corporate offices rent free at an office of one of its shareholders at 100 Cedarhurst Ave, Suite 201, Cedarhurst, NY 11516. The Company has agreed to either sublet the space it is currently using at a cost of $150 monthly, or to relocate its office to another location on the first day of the month commencing after the Product is available.

ITEM 3. LEGAL PROCEEDINGS

         The  Company  is  not   currently   involved  in  any  material   legal
proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (a) Market Information

         There is no public trading market for the Company's securities.

         The Company currently has 42,100 class A warrants issued and outstanding. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $10.00, subject to adjustment, through the first anniversary of the date the Company's Shares are initially approved for trading in any public market.

         Under the terms of the Company's licensing agreement, the Company has agreed to grant Vitahealth stock options to purchase up to 300,000 additional restricted shares of the Common Stock of the Company for a period of 5 years beginning June 30,1999 according to the following schedule:

Date Option to be Effective     Amount of Options   Exercise Price (per Share)
--------------------------------------------------------------------------------
         6/30/1999                  .100,000        $10.00
         11/30/1999                  100,000        $10.00
         6/30/2000                  .100,000        $10.00

         These options shall become effective only in the event the Licensing and Distribution agreement between the Company and Vitahealth is still in effect on the date the options are due to be effective. The options have no registration rights. See "BUSINESS - Licensing And Distribution Agreement."

         The Company has also granted stock options to the following officers to purchase additional shares of common stock of the Company according to the following schedule:

Name of Option Holder      Amount of Options      Exercise Price (per Share)
--------------------------------------------------------------------------------
Bella Roth                   175,000                   $2.50
Bella Roth                   150,000                   $4.00
Arnold Lipton, M.D.           25,000                   $2.00
Arnold Lipton, M.D.           50,000                   $3.00
Moshe Laufer                  25,000                   $2.50
Moshe Laufer                  50,000                   $4.00

         The shares underlying the options have no registration rights.

         Of the 4,667,100 shares of common stock outstanding, 3,625,000 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

         On December 31, 1999, there were 12% holders of the Company's common stock, and 9 holders of the Company's Class A Warrants.

(c) Dividends

         The Company has had no earnings to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate growth.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for the period August 11, 1998 (inception) through July 31, 1999 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company and Predecessor.

Statement of Operations Data

                                    From 8/11/98
                                    (inception) to
                                         7/31/99

Net Revenues                               -0-
Cost and Expenses                       $(166,880)
General and Administrative
         Expenses                          (5,374)
Interest Income                                24
Income Taxes                                -0-
Net Loss                                 (172,354)
Loss Per Share                              $(.04)

Balance Sheet Data

                           December 31, 1998

Working Capital                 $  9,850
Total Assets                      11,200
Total Liabilities                  1,350
Stockholders' Equity            $  9,850

ITEM 7.  PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report.
Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition, availability of the Product and our ability to market our product.

Plan of Operation

         As noted in Item 1 above, the Company is currently waiting for the initial production date of the Product. Until the production facilities of its supplier, Vitahealth Scientific, Inc. are operational, the Company cannot begin to market the Product with an expectation to be able to deliver goods within a reasonable amount of time. The Company has been advised by Vitahealth that it expects to begin delivery of the Product during the first quarter of 2000.

         Vitahealth had originally planned to lease and construct the facility based on commitments made to Vitahealth by the Company regarding the initial licensing fee and ongoing support. Because the Company's financing via its offering did not proceed according to management's initial timetable, the Company could not honor those commitments on a timely basis. As such, Vitahealth had to abandon the original site selected for its production facility. As it now had a new time window available due to the financing delays, Vitahealth decided to reformulate the Product and to try to refine the production run. When the Company completed its offering, the reformulation was not yet finished. Once the reformulation was completed, Vitahealth had to reselect a site and negotiate tenancy as well as redesign and outfit the production facility in the new plant.

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

         At present the only cash outlay of the Company is in banking fees and in legal and accounting fees incurred by the Company as it prepares filings associated with being a reporting company (quarterly unaudited reports, annual reports, etc.). Management believes there is enough cash on hand to fund such activities for the next 12 months. When the Company becomes operational, further costs (such as salary for Mrs. Roth) are expected to be covered by revenue generated by the Company's sales. The agreement with Mrs. Roth calls for her to be paid up to $40,000 from the proceeds of sales of the Product. Should sales levels not allow for her to receive her full compensation, she will receive compensation from available funds after the Company satisfies all its other obligations. The only other anticipated expense not currently provided for is the advertising budget. Management is currently exploring various options including the sale of additional stock and/or warrants, bank financing or personal loans by management or family members. Other than as specifically identified, the Company does not forsee the need to raise additional funds in the next 12 months.

         The Company does not expect to conduct any product research and development or to purchase or sell a plant or significant equipment. The Company intends to retain marketing and public relations consultants as necessary, and to hire support staff for its President only if warranted by its sales volume on an as needed basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                         Age          Position

Bella Roth                    50           President & Chairman of the Board
Arnold A. Lipton, M.D.        69           VP - Scientific Advisor & Director
Moshe Laufer                  40           Secretary/Treasurer & Director

Directors serve for five year terms.

Bella Roth - President & Chairman of the Board of Directors - Mrs. Roth founded the Company in August 1998, and has been its President and Chairman of the Board since inception. From 1988 to 1995 Mrs. Roth was Treasurer, Secretary and a Director of Providential Securities Inc. (OTC:BB PRVH), a publicly traded holding company. From 1996 to 1998, Mrs. Roth was involved in various community projects as she searched for a business opportunity. From 1983 to 1987 she was an officer and Director of Innovative Medical Technologies, a public company involved with the development and marketing of electronic medical devices.

Arnold A. Lipton, M.D. - Vice President & Director - has been a Vice President, the scientific advisor and a Director of the Company since August 17, 1998. Dr. Lipton is a physician in private practice in Brooklyn, NY since 1970, with a specialty in Obstetrics and Gynecology. Dr. Lipton holds an M.D. from Lausanne Medical School, a Masters in Science from the Philadelphia College of Science, and a Bachelors of Science from the Brooklyn College of Pharmacy. Dr. Lipton is a member of the New York State Medical Society and the Kings County Medical Society.

Moshe Laufer - Secretary/Treasurer & Director - Mr. Laufer has been the Secretary/Treasurer and a director of the Company since its inception. From 1995 to 1998 he has been primarily occupied with managing his investment portfolio and pursuing various personal and professional interests. From 1986 to 1995 Mr. Laufer was a licensed distributer of NY Bottling, Inc. a company engaged in the bottling and distribution of soft drinks in the Northeastern United States. Mr. Laufer is the brother-in-law of Mrs. Roth.

(b) Significant Employees

None

Indemnification of Directors and Officers

         Section 145 of the Delaware General Corporation Law, as amended, authorizes the Company to Indemnify any director or officer under certain prescribed circumstances and subject to certain limitations against certain costs and expenses, including attorney's fees actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, to which a person is a party by reason of being a director or officer of the Company if it is determined that such person acted in accordance with the applicable standard of conduct set forth in such statutory provisions. The Company's Certificate of Incorporation contains provisions relating to the indemnification of director and officers and the Company's By-Laws extends such indemnities to the full extent permitted by Delaware law.

The Company may also purchase and maintain insurance for the benefit of any director or officer which may cover claims for which the Company could not indemnify such persons.

Compensation of Directors

         No Director receives any cash compensation for their service as a Director. Each Director of the Company will receive 5,000 restricted Shares of the Common Stock of the Company per year, provided they attend no less than 50% of the Board of Directors meeting in that year.

ITEM 11.  EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS

(a) General

         Commencing November 12, 1998, the Company has agreed to pay Mrs. Bella Roth, its President & Chairman of the Board of Directors, an annual salary of $40,000. Mrs. Roth's compensation has been waived until October 1999. Mrs. Roth provides her services on a full-time basis. While the Company did not pay Mrs. Roth any salary during fiscal year 1999, the Company's financial statements for that period reflect the pro-rata amount under general and administrative expenses with a corresponding amount in paid-in-capital. Similarly, $52,500 is reflected as "other compensation expense" and "additional paid-in-capital" on the Company's financial statements. No executive officer or employee of the Company is paid more than $100,000 per year in salary and benefits.

(b) Summary Compensation Table

                           SUMMARY COMPENSATION TABLE




Name and                                                      Other       Long-term
Principal Position         Year       Salary      Bonus    Compensation   Compensation: Options (1)
------------------         ----     ----------  --------   -------------  -------------------------
Bella Roth                 1998     $31,282(3)      0       $50,000(2)    325,000 options worth $0
President &
Chairman

Arnold Lipton, M.D.        1998          0          0        $2,500(2)     75,000 options worth $0
V.P.-Scientific
Advisor &
Director

Moshe Laufer               1998          0          0            0         75,000 options worth $0
Secretary,
Treasurer &
Director


(1) Based on the Company's Offering Memorandum dated September 25, 1998, in which the Shares of the Company's stock was sold for an arbitrarily determined price of $1.00 per share for unrestricted shares of the Company's of common stock, the relatively high exercise price and the limited time before the Options expire, the options are essentially valueless.
(2) Consists of shares purchased at par value which for accounting purposes are being valued at $.10.

(3) Reflects amounts recorded on Company's financial statements as compensation. This is purely an accounting entry as no compensation was actually paid.

(c) Options/SAR Grants Table

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)



                                                     % of Options              Exercise Price
Name                       Number of Options         Granted (1998)            (per share)             Expiration
----                       -----------------         --------------            --------------          -----------

Bella Roth                 175,000                   36.84                      $2.50                  11/12/01
                           150,000                   31.58                      $4.00                  11/12/01
                           -------                   -----
         Total             325,000                   68.42
                           =======                   =====

Arnold Lipton, M.D.
                           25,000                     5.26                      $2.00                  11/12/01
                           50,000                    10.53                      $3.00                  11/12/01
                           ------                    -----
         Total             75,000                    15.79
                           ======                    =====

Moshe Laufer
                           25,000                     5.26                      $2.50                  11/12/01
                           50,000                    10.53                      $4.00                  11/12/01
                           ------                    -----
         Total             75,000                    15.79
                           ======                    =====


(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

None

(e) Long Term Incentive Plan ("LTIP") Awards Table

None

(f) Compensation of Directors

Commencing January 1, 1999 each Director shall receive 5,000 restricted shares annually. Said compensation is contingent upon attendance at no less than 50% of that year's Board of Director's meetings.

(g) Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

The Company has no employment contracts with any of its executive officers. Mrs. Bella Roth serves as President of the Company for $40,000 annually, and will continue to serve under such terms without the benefit of an employment contract. There are no provisions for compensation to be paid to any executive officer or director of the Company upon the termination of their services by either party or by the actions of a third party.

(h) Report on Repricings of Options/SARs

None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 1999, the directors, did not file Forms 3.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth, as of December 31, 1999, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of its outstanding Common Stock, (ii) each of its officers and directors, and (iii) all of its officers and directors as a group.



                           Name and Address          Amount and Nature
Title of Class             of Beneficial Owner       of Beneficial Owner                Percent of Class
--------------             -------------------       --------------------               -----------------
Common Stock               Bella Roth                   3,825,000(1)                          76.1%
                           543 Bedford Ave.
                           Brooklyn, NY

Common Stock               Moshe Laufer                   175,000(2)                           3.7%
                           172 Rodney Street
                           Brooklyn, NY

Common Stock               Arnold Lipton, M.D.            100,000(2)                           2.1%
                           225 West 86 Street
                           New York, NY

Common Stock               All Directors and            4,100,000(3)                          79.2%
                           Executive Officers
                           as a Group


(1) Includes underlying securities for 325,000 options to purchase additional shares of common stock. Does not include 3,800 shares owned by adult daughter residing in home. Mrs. Roth disclaims beneficial ownership of these shares.
(2) Includes underlying securities for 75,000 options to purchase additional shares of common stock.
(3) Includes underlying securities for an aggregate of 475,000 options to purchase additional shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

1.  Financial Statements
         The  financial   statements  are  listed  in  the  Index  to  Financial
         Statements on page F-1 and are filed as part of this annual report.
2.  Not Applicable.
3.  Exhibits 27 - Financial Data Schedule.

(b) Reports on Form 8-K         None.

                            VIRILITEC INDUSTRIES INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          100 CEDARHURST AVE. SUITE 201

                           CEDARHURST, NEW YORK 11516


                              FINANCIAL STATEMENTS


                         FOR THE PERIOD AUGUST 11, 1998

                          (INCEPTION) TO JULY 31, 1999

                          INDEPENDENT AUDITOR'S REPORT



Virilitec Industries Inc.
100 Cedarhurst ave. Suite 201
Cedarhurst, NY 11516

I have audited the accompanying balance sheet of Virilitec Industries Inc. (a development stage company) as of July 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the period August 11, 1998 (inception) to July 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virilitec Industries Inc. (a development stage company) as of July 31, 1999, and the results of its operations and its cash flows for the period August 11, 1998 (inception) to July 31, 1999 in conformity with generally accepted accounting principles.


                                       /s/Joseph Morgenstern

                                       Joseph Morgenstern
                                       Certified Public Accountant

January 10, 2000

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JULY 31, 1999

                                     ASSETS
                                                       Subsequent
                                                         Event
                                           Actual       Pro-Forma



Current Assets:
  Cash                                   $     300     $ 35,300
  Equipment, net                             2,400        2,400
  License fee                                8,500        8,500
                                          --------     --------


     Total Assets                        $  11,200    $  46,200
                                          ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
   expenses                              $   1,270    $  1,270
  Due to Officer                                80          80
                                          --------    --------

                                             1,350       1,350

Commitments and other matters

Stockholders' Equity:

Common stock, $.0001 par value;  20,000,000 shares authorized;  4,667,100 shares issued and outstanding, of which 3,175,000
 shares are restricted shares                  467         471

 Additional paid-in capital                181,737     216,733
                                         ---------   ---------
                                           182,204     217,204
 Deficit accumulated during
   the development stage                  (172,354)   (172,354)
                                         ----------  ----------

    Total Stockholders' Equity               9,850      44,850
                                         ---------   ---------

      Total Liabilities &
       Stockholders' Equity             $   11,200  $   46,200
                                         =========   =========

The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                      FOR THE PERIOD ENDED AUGUST 11, 1998
                          (INCEPTION) TO JULY 31, 1999
                          ----------------------------

                                                Cumulative Amounts
                                                   For the Period
                                   August 11, 1998 August 11, 1998
                                     Inception To  (Inception) To
                                    July 31, 1999   July 31, 1999

Sales                                  $   -0-         $   -0-

Costs and expenses:

 Officer's salary                        (38,460)       (38,460)

 Other compensation expense              (52,500)       (52,500)

 Management fees                         (38,500)       (38,500)

 Compensation expense of
 international counsel                   (30,064)       (30,064)

 General and administrative
    expenses                              (5,374)        (5,374)

  Travel                                  (5,780)        (5,780)
  Depreciation                            (1,200)        (1,200)
  Taxes                                    ( 500)        (  500)
  Interest income                             24             24
                                        ---------      --------

     Net Loss                           (172,354)      (172,354)

Accumulated deficit,
 beginning of period                       -0-             -0-
                                         --------       ------

Accumulated deficit,
 end of period                         $(172,354)     $(172,354)
                                       ==========     ==========

The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD AUGUST 11, 1998
                          (INCEPTION) TO JULY 31, 1999
                          ----------------------------
                                                        Deficit
                           Common Stock                Accumulated
                         $.0001 Par Value  Additional  During The
                                           Paid - In   Development
                           Shares  Amount   Capital       Stage

Common stock issued in     3,100,000 $  310  $(  310)
connection with the
formation of the Company

Common stock issued          933,000     93   41,417
Contributed services:
  Officer's salary                            14,615
  Rent                                           750
  Other comp. expenses       525,000     52   52,448
  Compensation of
  international counsel       50,000      5   10,091

Net loss - August 11,1998
through December 31, 1998                              $   (78,783)
                          ---------- ------  -------   ------------
Balance-December 31, 1998  4,608,000    461  119,010       (78,783)
                          ---------- ------ --------   ------------

Common stock issued            4,100           4,400
Contributed services:
  Officer's salary                            16,667
  Rent                                           750
  Management fees             55,000      6   38,494
  Compensation of
   international counsel                      14,135
Stock issuance costs                         (24,440)

Net loss - five months
ended May 31, 1999                                          (79,342)
                           ---------- ------  -------   ------------
Balance - May 31, 1999     4,667,100    467   169,016      (158,125)
                          ---------- ------  --------   ------------


Contributed services:
  Officer's salary                             7,178
  Rent                                           300
  Compensation of
   international counsel                       5,833
Stock issuance costs                            (540)

Net loss - two months
ended July 31, 1999                                         (14,729)
                          ---------- ------   -------   ------------
Balance - July 31, 1999    4,667,100 $  467  $181,732   $  (172,354)
                          ========== ======  ========   ============



The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                         FOR THE PERIOD AUGUST 11, 1998
                          (INCEPTION) TO JULY 31, 1999
                          ----------------------------

                                                Cumulative Amounts
                                                   For the Period
                                   August 11, 1998 August 11, 1998
                                    Inception To  (Inception) To
                                    July 31, 1999   July 31, 1999




Cash Flows From Operating Activities
  Net loss                              $( 172,354)    $( 172,354)
  Adjustments to reconcile net
   loss to net cash used in operating
   activities:
    Depreciation                             1,200          1,200
    Contributed services                   161,324        161,324
    Changes in operating assets
     and liabilities:
    Accrued expenses                         1,270          1,270
    Due to officer                              80             80
                                          --------       --------
     Net cash used in operating
      activities                            (8,480)        (8,480)
                                          ---------      ---------

Cash Flows From Investing Activities
   Capital expenditures                     (3,600)        (3,600)
   License fee                              (8,500)        (8,500)
                                           --------       --------

         Net cash used in investing
      activities                           (12,100)       (12,100)
                                           --------       --------

Cash Flows From Financing Activities
  Stock offering                            45,910         45,910
  Cost of stock offering                   (25,030)       (25,030)

         Net cash from financing
           activities                       20,880         20,880
                                          ---------      --------

  Net increase in cash                         300            300

  Cash at beginning of period                 -0-            -0-
                                           --------       ------

  Cash at end of period                $       300    $       300
                                           ========       =======

The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999

THE COMPANY
Virilitec Industries Inc. (the Company) was incorporated on August 11, 1998 with total authorized shares of 20,000,000, par value $.0001. The Company was formed to license and distribute a line of bioengineered virility supplements. Initially, the Company intends to market its product in international markets, using independent sales agents. The Company is in the development stage and its efforts through July 31, 1999 have been principally devoted to organizational activities and raising capital. Management anticipates incurring additional losses as it pursues its organizational and development efforts. The Company's stock offering was closed on April 6, 1999. The Company believed it raised sufficient funds from the offering to finance its operations. Company also believes it will be able to obtain any additional funds required.

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

Stock Offering
The Company's initial stock consited of up to 460,000 units at $1.00 per unit. Each unit entitles the holder to one (1) share of common stock, $.0001 par value and one (1) redeemable Class A warrant entitling the holder to purchase one (1) share of restricted common stock at an exercise price of $10.00 per share.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999

SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CAPITALIZATION

The Company currently has 4,667,100 shares of common stock outstanding, of which management owns 3,675,000. Included in the 3,675,000 shares owned by directors and company management are 3,175,000 shares of restricted shares as defined in the Securities Act of 1933 and the regulations thereunder. Management which owns 3,125,000 restricted shares has agreed not to sell any of such shares for a period of one year following the final closing of the Stock Offering referred to above.

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

Under the terms of the  Company's  licensing  agreement,  the  Company  has also agreed to grant stock options to its manufacturer to purchase up to 300,00 additional restricted shares of the common stock of the Company for a period of five years beginning October 31, 1999 according to the following schedule:
                                                   Exercise
Effective Date              Number of Shares     Price (Per Share)
--------------              ----------------     -----------------
10/31/1999                       100,000            10.00
03/31/2000                       100,000            10.00
10/31/2000                       100,000            10.00

This options shall become effective only in the event the licensing and distribution agreement between the Company and the manufacturer is still in effect on the date the options are due to be effective.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999


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


INCOME TAXES
At July 31, 1999, the Company has an operating loss carry forward for tax purposes of approximately $172,000, which expires in 2014. The Company has fully reserved the tax benefit of the operating loss carry forward because the likelihood of realization of the benefit cannot be established.

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

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999



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

SUBSEQUENT EVENT

The Company is currently conducting a second stock offering of up to 100,000 shares at $1.00 per share. Subsequent to the date of these financial statements, but prior to their issuance, 35,000 shares have been sold.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VIRILITEC INDUSTRIES, INC.


                                    By:        /s/
                                        ---------------------------
                                        Bella Roth
                                        President

Dated: __th day of January, 2000


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


                             Date: January 18, 2000
/s/Bella Roth
Bella Roth
President and Chairman
(Chief Executive Officer)


/s/Moshe Laufer               Date: January 18, 2000
Moshe Laufer
Secretary/Treasurer and Director
(Chief Financial/Accounting Officer)



----------------------       Date: January ___, 2000
Arnold A. Lipton, M.D.
V.P. and Director