Form 10QSB
period 2000-01-31
VIRILITEC INDUSTRIES INC
filed 2000-03-16
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2000

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

          100 Cedarhurst Avenue, Suite 201, Cedarhurst, New York 11516
               (Address of principal executive offices)(Zip Code)


                            (800) 775-0712 ext. 4144
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

As of January 31, 2000, the Registrant had 4,702,100 shares of its Common Stock outstanding.

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

                              FINANCIAL STATEMENTS

                         FOR THE PERIOD AUGUST 11, 1998
                         (INCEPTION) TO JANUARY 31, 2000

                               ACCOUNTANT'S REPORT



Virilitec Industries Inc.
100 Cedarhurst ave. Suite 201
Cedarhurst, NY 11516

I have reviewed the accompanying balance sheet of Virilitec Industries Inc. (a development stage company) as of January 31, 2000 and the related statements of operations and accumulated deficit, stockholders equity and cash flows for the six months then ended and the statements of operations and accumulated deficit, stockholders' equity and cash flows for the period August 11, 1998 (Inception) to January 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Virilitec Industries Inc.

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



                                   /s/Joseph Morgenstern
                                   Joseph Morgenstern
                                   Certified Public Accountant

February 29, 2000

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                JANUARY 31, 2000



                                                          ASSETS



Current Assets:
  Cash                                                  $   6,946
  Due from officer                                          8,640
                                                         --------

    Total Current Asset                                    15,586
                                                         --------

Equipment, net                                              1,800

License fee                                                 8,500
                                                         --------

     Total Assets                                       $  25,886
                                                         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and
    accrued expenses                                    $   6,201
                                                        ---------

Commitments and other matters

Stockholders' Equity:

Common stock, $.0001 par value;
20,000,000 shares authorized;  4,702,100 shares
issued and outstanding, of which 3,175,000
shares are restricted shares                                 471

 Additional paid-in capital                              241,456
                                                       ---------
                                                         241,927
 Deficit accumulated during the
  development stage                                     (222,242)
                                                       ----------

    Total Stockholders' Equity                            19,685
                                                       ---------

      Total Liabilities &
       Stockholders' Equity                           $   25,886
                                                       =========

See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2000
                       AND FOR THE PERIOD AUGUST 11, 1998
                         (INCEPTION) TO JANUARY 31, 2000
                         -------------------------------
                                                Cumulative Amounts
                                                  For the Period
                                     Six          August 11, 1998
                                Months Ended      (Inception) To
                               January 31, 2000   January 31, 2000

Sales                               $   -0-            $   -0-

Costs and expenses:

 Officer's salary                    (20,000)           (58,460)

 Other compensation expense             -0-             (52,500)

 Management fees                        -0-             (38,500)

 Compensation expense of
 international counsel               ( 4,936)           (35,000)

 General and administrative
    expenses                         (17,502)           (22,876)

  Travel                              (6,600)           (12,380)
  Depreciation                        (  600)            (1,800)
  Taxes                                 (250)             ( 750)
  Interest income                       -0-                  24
                                    ---------          --------

     Net Loss                       ( 49,888)          (222,242)

Accumulated deficit,
 beginning of period                (172,354)              -0-
                                     --------           ------

Accumulated deficit,
 end of period                     $(222,242)         $(222,242)
                                   ==========         ==========

See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AND ACCUMULATED DEFICIT
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2000
                       AND FOR THE PERIOD AUGUST 11, 1998
                         (INCEPTION) TO JANUARY 31, 2000
                         -------------------------------
                                                        Deficit
                           Common Stock                Accumulated
                         $.0001 Par Value  Additional  During The
                                           Paid - In   Development
                           Shares  Amount   Capital       Stage

Common stock issued in     3,100,000 $  310  $(  310)
connection with the
formation of the Company

Common stock issued          933,000     93   41,417
Contributed services:
  Officer's salary                            14,615
  Rent                                           750
  Other comp. expense        525,000     52   52,448
  Compensation of
  international counsel       50,000      5   10,091
Net loss - August 11,1998
through December 31, 1998                             $   (78,783)
                          ---------- ------  -------  ------------
Balance-December 31, 1998  4,608,000    461  119,010      (78,783)
                          ---------- ------ --------  ------------

Common stock issued            4,100           4,400
Contributed services:
  Officer's salary                            16,667
  Rent                                           750
  Management fees             55,000      6   38,494
  Compensation of
   international counsel                      14,135
Stock issuance costs                         (24,440)

Net loss - five months
ended May 31, 1999                                        (79,342)
                           ---------- ------  -------  -----------
Balance - May 31, 1999     4,667,100   467   169,016     (158,125)
                          ---------- ----- ---------   -----------


Contributed services:
  Officer's salary                             7,178
  Rent                                           300
  Compensation of
   international counsel                       5,833
Stock issuance costs                            (540)

Net loss - two months
ended July 31, 1999                                       (14,229)
                         ---------- ------  -------     ----------
Balance - July 31, 1999   4,667,100 $  467  $181,732    $(172,354)
                         ---------- ------  --------    ----------


See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AND ACCUMULATED DEFICIT
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2000
                       AND FOR THE PERIOD AUGUST 11, 1998
                         (INCEPTION) TO JANUARY 31, 2000
                         -------------------------------

                                                        Deficit
                           Common Stock                Accumulated
                         $.0001 Par Value  Additional  During The
                                           Paid - In   Development
                           Shares  Amount   Capital       Stage

Balance - July 31, 1999   4,667,100 $  467  $181,732    $(172,354)
                         ---------- ------  --------    ----------

Contributed services:
  Officer's salary                            10,000
  Rent                                           450
  Compensation of
   international counsel                       4,936
Common stock issued         15,000      2     14,998

Net loss - three months
ended October 31, 1999                                    (27,818)
                         ---------- ------  -------     ----------

Balance-October 31, 1999  4,682,100    469   212,121     (200,172)
                         ---------- ------  --------    ----------

Contributed services:
  Officer's salary                            10,000
  Rent                                           450

Common stock issued         20,000      2     19,998
Stock issuance costs                          (1,113)

Net loss - three months
ended January 31, 2000                                    (22,070)
                         ---------- ------  -------     ----------

Balance-January 31, 2000  4,702,100 $  471  $241,456    $(222,242)
                         ========== ======  ========    ==========

See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2000
                       AND FOR THE PERIOD AUGUST 11, 1998
                         (INCEPTION) TO JANUARY 31, 2000
                         -------------------------------
                                               Cumulative Amounts
                                                 For the Period
                                   Six months    August 11, 1998
                                     Ended       (Inception) To
                                January 31,2000  January 31,2000




Cash Flows From Operating Activities
  Net loss                               $( 49,888)     $(222,242)
  Adjustments to reconcile net
   loss to net cash used in operating
   activities:
    Depreciation                               600          1,800
    Contributed services                    26,836        187,160
    Changes in operating assets
     and liabilities:
    Accrued expenses                         4,931          6,201
    Due from officer                        (8,720)        (8,640)
                                          ---------       --------

     Net cash used in operating
      activities                           (27,241)       (35,721)
                                          ---------      ---------

Cash Flows From Investing Activities
   Capital expenditures                       -0-          (3,600)
   License fee                                -0-          (8,500)
                                           --------       --------

         Net cash used in investing
      activities                              -0-         (12,100)
                                            -------       --------

Cash Flows From Financing Activities
  Stock offering                            35,000         80,910
  Cost of stock offering                    (1,113)       (26,143)
                                           ------       ---------
         Net cash from financing
      activities                            33,887         54,767
                                          ---------      --------

  Net increase (decrease) in cash            6,646          6,946
  Cash at beginning of period                  300          -0-
                                           -------       ------
  Cash at end of period                $     6,946    $     6,946
                                         =========      =========

See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

THE COMPANY
Virilitec Industries Inc. (the Company) was incorporated on August 11, 1998 with total authorized shares of 20,000,000, par value $.0001. The Company was formed to license and distribute a line of bioengineered virility supplements. Initially, the Company intends to market its product in international markets, using independent sales agents. The Company is in the development stage and its efforts through January 31, 2000 have been principally devoted to organizational activities and raising capital. Management anticipates incurring additional losses as it pursues its organizational and development efforts. The Company's initial stock offering was closed on April 6, 1999. The Company believed it raised sufficient funds from the offering to finance its operations. Company also believes it will be able to obtain any additional funds required.

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

Stock Offering
The Company's initial offering consisted of up to 460,000 units at $1.00 per unit. Each unit entitles the holder to one (1) share of common stock, $.0001 par value and one (1) redeemable Class A warrant entitling the holder to purchase one (1) share of restricted common stock at an exercise price of $10.00 per share. The Company is currently conducting a second stock offering of up to 100,000 shares at $1.00 per share. As of the date of these financial statements, 35,000 shares have been sold.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

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

CAPITALIZATION

The Company currently has 4,702,100 shares of common stock outstanding, of which management owns 3,675,000. Included in the 3,675,000 shares owned by directors and company management are 3,175,000 shares of restricted shares as defined in the Securities Act of 1933 and the regulations thereunder. Management which owns 3,125,000 restricted shares has agreed not to sell any of such shares for a period of one year following the final closing of the Stock Offering referred to above.

OPTIONS

The Company has granted stock options to certain officers and directors to purchase additional shares of restricted common stock of the Company as follows:
                                                     Exercise
Option Holders                     Number of Options Price (Per Share)
--------------                     ----------------- -----------------
President and
Chairman of Board
of Directors                           175,000             2.50

President                              150,000             4.00
Vice President/Director                 25,000             2.00
Vice President/Director                 50,000             3.00
Secretary/Treasurer and Director        25,000             2.50
Secretary/Treasurer and Director        50,000             4.00

Under the terms of the  Company's  licensing  agreement,  the  Company  has also agreed to grant stock options to its manufacturer to purchase up to 300,00 additional restricted shares of the common stock of the Company for a period of five years beginning January 31, 2000 according to the following schedule:
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

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

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

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

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

         The Company is currently waiting for the initial production date of the Product. Until the production facilities of its supplier, Vitahealth Scientific, Inc. ("Vitahealth") are operational, the Company cannot begin to market the Product with an expectation to be able to deliver goods within a reasonable amount of time. The Company has been advised by Vitahealth that it expects to begin delivery of the Product around the end of the first quarter of 2000.

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


Date: March 14, 2000

                                       VIRILITEC INDUSTRIES, INC.



                                       By: /s/Bella Roth
                                           President

                                           /s/Moshe Laufer
                                           Treasurer