Form 10QSB
period 2000-04-30
VIRILITEC INDUSTRIES INC
filed 2000-06-15
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2000

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

As of May 30, 2000, the Registrant had 4,710,300 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 APRIL 30, 2000



                                     ASSETS



Current Assets:
  Cash                                                   $ 10,704
  Due from officer                                          6,228
                                                         --------

    Total Current Asset                                    16,932
                                                         --------

Equipment, net                                              1,500

License fee                                                 8,500
                                                         --------

     Total Assets                                       $  26,932
                                                         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and
    accrued expenses                                    $   3,001
                                                        ---------

Commitments and other matters

Stockholders' Equity:

Common stock, $.0001 par value;
20,000,000 shares authorized;
4,710,310 shares issued and outstanding,
of which 3,175,000
shares are restricted shares                                 472

 Additional paid-in capital                              260,115
                                                       ---------
                                                         260,587
 Deficit accumulated during the
  development stage                                     (236,656)
                                                       ----------

    Total Stockholders' Equity                            23,931
                                                       ---------

      Total Liabilities &
       Stockholders' Equity                           $   26,932
                                                       =========


See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                    FOR THE NINE MONTHS ENDED APRIL 30, 2000
                       AND FOR THE PERIOD AUGUST 11, 1998
                          (INCEPTION) TO APRIL 30, 2000
                          -----------------------------
                                                Cumulative Amounts
                                                  For the Period
                                    Nine          August 11, 1998
                                Months Ended      (Inception) To
                               April 30, 2000      April 30,2000

Sales                               $   -0-            $   -0-

Costs and expenses:

 Officer's salary                    (30,000)           (68,460)

 Other compensation expense             -0-             (52,500)

 Management fees                        -0-             (38,500)

 Compensation expense of
 international counsel               ( 4,936)           (35,000)

 General and administrative
    expenses                         (19,724)           (25,098)

  Travel                              (8,492)           (14,272)
  Depreciation                         ( 900)            (2,100)
  Taxes                                 (250)             ( 750)
  Interest income                       -0-                  24
                                    ---------          --------

     Net Loss                       ( 64,302)          (236,656)

Accumulated deficit,
 beginning of period                (172,354)              -0-
                                     --------           ------

Accumulated deficit,
 end of period                     $(236,656)         $(236,656)
                                   ==========         ==========


See accountant's report.
The accompanying notes are an integral part of these financial statements.

                           VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AND ACCUMULATED DEFICIT
                    FOR THE NINE MONTHS ENDED APRIL 30, 2000
                       AND FOR THE PERIOD AUGUST 11, 1998
                          (INCEPTION) TO APRIL 30, 2000
                          -----------------------------
                                                                         Deficit
                           Common Stock                Accumulated
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

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AND ACCUMULATED DEFICIT
                    FOR THE NINE MONTHS ENDED APRIL 30, 2000
                       AND FOR THE PERIOD AUGUST 11, 1998
                          (INCEPTION) TO APRIL 30, 2000
                          -----------------------------

                                                                         Deficit
                           Common Stock                Accumulated
                         $.0001 Par Value  Additional  During The
                                           Paid - In   Development
                           Shares  Amount   Capital       Stage

Balance - July 31, 1999   4,667,100 $  467  $181,732    $(172,354)
                         ---------- ------  --------    ----------

Contributed services:
  Officer's salary                            10,000
  Rent                                           450
  Compensation of
   international counsel                       4,936
Common stock issued         15,000      2     14,998

Net loss - three months
ended October 31, 1999                                    (27,818)
                         ---------- ------  -------     ----------

Balance-October 31, 1999  4,682,100    469   212,121     (200,172)
                         ---------- ------  --------    ----------

Contributed services:
  Officer's salary                            10,000
  Rent                                           450

Common stock issued         20,000      2     19,998
Stock issuance costs                          (1,113)

Net loss - three months
ended January 31, 2000                                    (22,070)
                         ---------- ------  --------    ----------

Balance- January 31, 2000 4,702,100 $  471  $241,456    $(222,242)
                         ---------- ------  --------    ----------

Contributed services:
  Officer's salary                            10,000
  Rent                                           450

Common stock issued          8,210      1      8,209

Net loss - three months
ended April 30, 2000                                      (14,414)
                         ---------- ------  -------     ----------

Balance-April 30, 2000    4,710,310 $  472  $260,115    $(236,656)
                         ========== ======  ========    ==========




See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED APRIL 30, 2000
                       AND FOR THE PERIOD AUGUST 11, 1998
                          (INCEPTION) TO APRIL 30, 2000
                          -----------------------------


                                               Cumulative Amounts
                                                 For the Period
                                   Nine months   August 11, 1998
                                     Ended       (Inception) To
                                  April 30,2000   April 30,2000




Cash Flows From Operating Activities
  Net loss                               $( 64,302)     $(236,656)
  Adjustments to reconcile net
   loss to net cash used in operating
   activities:
    Depreciation                               900          2,100
    Contributed services                    36,286        1976100
    Changes in operating assets
     and liabilities:
    Accrued expenses                         1,651          3,001
    Due from officer                        (6,228)        (6,228)
                                          ---------       --------

     Net cash used in operating
      activities                           (31,693)       (40,173)
                                          ---------      ---------

Cash Flows From Investing Activities
   Capital expenditures                       -0-          (3,600)
   License fee                                -0-          (8,500)
                                           --------       --------

         Net cash used in investing
      activities                              -0-         (12,100)
                                            -------       --------

Cash Flows From Financing Activities
  Stock offering                            43,210         89,120
Cost of stock offering                      (1,113)       (26,143)
                                            ------      ---------
         Net cash from financing
      activities                            42,097         62,977
                                          ---------      --------

  Net increase (decrease) in cash           10,404         10,704
  Cash at beginning of period                  300          -0-
                                           -------       ------
  Cash at end of period                $    10,704    $    10,704
                                         =========      =========


See accountant's report.
The accompanying notes are an integral part of these financial statements.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000
THE COMPANY
Virilitec Industries Inc. (the Company) was incorporated on August 11, 1998 with total authorized shares of 20,000,000, par value $.0001. The Company was formed to license and distribute a line of bioengineered virility supplements. Initially, the Company intends to market its product in international markets, using independent sales agents. The Company is in the development stage and its efforts through April 30, 2000 have been principally devoted to organizational activities and raising capital. Management anticipates incurring additional losses as it pursues its organizational and development efforts. The Company's initial stock offering was closed on April 6, 1999. The Company believed it raised sufficient funds from the offering to finance its operations. Company also believes it will be able to obtain any additional funds required.

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

Stock Offering
The Company's initial offering consisted of up to 460,000 units at $1.00 per unit. Each unit entitles the holder to one (1) share of common stock, $.0001 par value and one (1) redeemable Class A warrant entitling the holder to purchase one (1) share of restricted stock at an exercise price of $10.00 per share. The Company conducted a secondary stock offering of up to 100,000 shares at $1.00 per share which was closed as of May 15, 2000. As of the date of these financial statements, 43,210 shares have been sold.

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000

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

CAPITALIZATION

The Company currently has 4,710,310 shares of common stock outstanding, of which management owns 3,675,000. Included in the 3,675,000 shares owned by directors and company management are 3,175,000 shares of restricted shares as defined in the Securities Act of 1933 and the regulations thereunder. Management which owns 3,125,000 restricted shares has agreed not to sell any of such shares for a period of one year following the final closing of the Initial Stock Offering of April 6, 1999.

OPTIONS

The Company has granted stock options to certain officers and directors to purchase additional shares of restricted common stock of the Company as follows:
                                                     Exercise
Option Holders                 Number of Options Price (Per Share)
--------------                 ----------------- -----------------
President and Chairman               175,000             2.50
of Board of Directors
President                            150,000             4.00
Vice President/Director               25,000             2.00
Vice President/Director               50,000             3.00
Secretary/Treasurer and Director      25,000             2.50
Secretary/Treasurer and Director      50,000             4.00

Under the terms of the  Company's  licensing  agreement,  the  Company  has also agreed to grant stock options to its manufacturer to purchase up to 300,00 additional restricted shares of the common stock of the Company for a period of five years beginning April 30, 2000 according to the following schedule:
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

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000


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

                            VIRILITEC INDUSTRIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000



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

OTHER COMMENTS

The Company's Supplier received an assignment of the rights of a pending patent that has been applied for in Israel for the subject product. In turn, the supplier has assigned its rights to the Company.

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

         Vitahealth had originally planned to lease and construct its facility based upon commitments made to Vitahealth by the Company regarding the initial licensing fee and ongoing support. Because the Company's financing via its initial offering did not proceed according to management's initial timetable, the Company could not honor those commitments on a timely basis. As such, Vitahealth had to abandon the original site selected for its production facility. As it now had a new time window available due to the financing delays, Vitahealth decided to reformulate the Product and to try to refine the
production  run.  When  the  Company   completed  its  initial   offering,   the
reformulation was not yet finished. Once the reformulation was completed, Vitahealth had to reselect a site and negotiate tenancy as well as redesign and outfit the production facility in the new plant.

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

         During this quarter the Company raised $8,210 through the sale of 8,210 shares at a price of $1.00 per share. The Company intends to use these funds to finance the filing of a patent application in Israel for the Product and for the associated legal fees and for assigning the patent application to the Company.

         Following the close of this quarter, Vitahealth began initial delivery of the Product. As a result, the Company anticipates having sales during the next quarter. In addition, the Company sold 220 shares at a price of $1.00 per share during May. Also, following the close of the quarter, a patent application for the Product was filed in Israel and was assigned to the Company.

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


Date: June 13, 2000

                                           VIRILITEC INDUSTRIES, INC.



                                          By: /s/Bella Roth
                                              Bella Roth
                                              President and Director
                                             (Principal Executive Officer)