Form 10KSB
period 2000-07-31
VIRILITEC INDUSTRIES INC
filed 2000-10-30
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended July 31, 2000       Commission File Number  0-25659

                           VIRILITEC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       11-3447894
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                 No.)

236 Broadway Ave., Suite 201, Brooklyn, NY                  11211
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including Area Code:(800) 775-0712 ext. 4144

           Securities registered pursuant to Section 12(b) of the Act:

                     None

           Securities registered pursuant to Section 12(g) of the Act:

                     Title of Class

               Common Stock, par value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The  aggregate  market  value of  voting  stock  held by  non-affiliates  of the
Registrant: Indeterminate - No existing market

The number of shares outstanding of Registrant's Common Stock as of September 30, 2000:4,716,130

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

         Due to the nature of the Product, and the high cost of qualifying for US FDA approval, management determined that the best way to market the Product initially was to pursue sales internationally. The Company has not received any professional or governmental opinion that it would not be subject to governmental regulation in those countries in which the Company intends to sell the Product. However, in the Company's research of the market (via the internet, contacts with other providers of nutritional supplements and informal discussions with counsel), the Company has found overseas markets to be much more liberal in regulation than the United States. In fact a principal of Vitahealth (the Company's supplier) has sold a similar product to the overseas market without governmental regulatory involvement. As such, the Company has identified independent sales agents in England and Israel where it could, in the opinion of management, successfully introduce the Product with little or no regulatory approval needed. Due to the delays involved with commencing Product production, the Company was uncertain as to the start of the sales process and could not, in good faith, make commitments to potential distributors. As such, management has delayed interviewing potential distributors in other countries. As soon as initial sales via the Israel and England distributors are processed, the Company will resume its efforts to identify and engage additional international distributors.

         Vitahealth has sold a nutritional supplement designed to enhance male potency and sperm count in the past. However, Vitahealth spent most of the fiscal year reformulating its product to produce a Product with greater efficacy in producing the desired results. In conjunction with the reformulation of the Product, Vitahealth also revamped its production line, with all new commercial grade production and encapsulation equipment intended to allow it to produce the Product at a high volume. The facility is expected to have full certification from the Israel Department of Health. The certification from the Israel Department of Health is not a drug review or certification of the product itself. The facility is being built with "off the shelf" equipment, under standard health procedures. One of the principals of Vitahealth has previously manufactured a similar product in Israel, and is well versed in the applicable regulations. The production facility was designed and constructed under his direct supervision. The certification from the Israeli Department of Health is akin to certification from any local health department. They verify that the premises are clean and sanitary for the usage intended. As construction is supervised by an individual who is experienced with the health requirements, the Company expects that there should be no problem in the issuance of its certification.

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

         The Company has paid an initial non-refundable one time $8,500 licensing fee to Vitahealth. The Company will also pay Vitahealth an annual fee of $10,000, beginning 90 days after the Product is manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payment's due date, as long as the Licensing and Distribution Agreement has not been terminated for any reason before the date such payment is due. Due to the longer than expected delays, the Company and Vitahealth have agreed to waive the $10,000 annual fee for this year. The agreement also calls for Vitahealth to be paid $1.45 per capsule of the product - to be sold in thirty day supplies (the Product's expected minimum usage period before a user would potentially achieve positive results). The Company expects to distribute the Product to its sales agents for $1.85 per capsule (thereby making $0.40 per capsule), and the Company's independent sales agents are projected to sell them for approximately $2.15 to $2.25 per capsule.

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

         As of December 31, 1999, the production facility was completed enough to begin modest production runs. However, due to the recent development of competitive products, Vitahealth once again reformulated the Product to enhance its competitive position. During May 2000, the new production facility was completed as well as the reformulation of the Product. On May 15, 2000, Vitahealth filed a patent application in Israel covering the Product. The application is currently pending.

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

         The Company has selected the initial sales force in Israel and now that the Product will be available in commercial quantities, the Company plans to begin the process of selecting additional qualified sales agents to be its direct representatives in the countries the Company will market the Product. The Company intends to support its sales agents with focused media (internet, magazine, newspaper) advertisements introducing the Product designed to heighten awareness of the availability of alternative products to enhance human male sperm count and potency such as the Product. The Company will also endeavor to provide its sales agents with promotional materials containing testimonials (when available) from users of the Company's products.

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

ITEM 2. PROPERTIES

         The Company maintains its corporate offices at 236 Broadway Avenue, Suite 201, Brooklyn, NY 11211 on a month-to-month basis at a rate of $300 per month.

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

         Under the terms of the Company's licensing agreement, the Company has agreed to grant Vitahealth stock options to purchase up to 300,000 additional restricted shares of the Common Stock of the Company for a period of 5 years beginning June 30,1999 according to the following schedule:


Date Option to be Effective         Amount of Options                  Exercise Price (per Share)
-------------------------------------------------------------------------------------------------
         6/30/1999                  100,000                               $10.00
        11/30/1999                  100,000                               $10.00
         6/30/2000                  100,000                               $10.00


         The Company has also granted stock options to the following officers to purchase additional shares of common stock of the Company according to the following schedule:


Name of Option Holder               Amount of Options         Exercise Price (per Share)
----------------------------------------------------------------------------------------
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


         The shares underlying the options issued to Vitahealth and the officers have no registration rights.

         Of the 4,716,130 shares of common stock outstanding, 3,674,030 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

         On September 30, 2000, there were 159 holders of the Company's common stock, and 9 holders of the Company's Class A Warrants.

(c) Dividends

         The Company has not declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate growth.

ITEM 6.  PLAN OF OPERATIONS

Selected Financial Data

         The following selected financial data for the period August 11, 1998 (inception) through July 31, 2000 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company and Predecessor.

Statement of Operations Data

                                    From 8/11/98
                                    (inception) to
                                         7/31/00

Net Revenues                         $ 10,200
Cost and Expenses                    (213,074)
General and Administrative
         Expenses                      (7,755)
Interest Income                            24
Income Taxes                              -0-
Net Loss                             (210,605)
Loss Per Share                       $   (.05)

Balance Sheet Data

                          July 31, 2000

Working Capital              $ 26,429
Total Assets                   29,504
Total Liabilities               7,075
Stockholders' Equity         $ 29,504

Plan of Operation

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

         As noted in Item 1 above, until the production facilities of its supplier, Vitahealth Scientific, Inc. became operational, the Company was unable to market the Product as it had no expectation to be able to deliver goods within a reasonable amount of time. Vitahealth began delivery of the Product during the fourth quarter of fiscal 2000.

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

         As the Company only recently began to sell the Product, it is difficult for management to evaluate the growth curve of Product sales. Additionally, it is expected that the delays involved with initiating production has tarnished the earlier market 'excitement' for human sexual virility and potency products created by Viagra(R). When considering those factors, Management believes it is likely that the initial sales quotas will not be met and it will have a right to terminate the Vitahealth Agreement pursuant to the sales quota clauses present in the agreement. Having considered the various factors involved with its right to terminate the agreement based on sales quota requirements, management has no plans to do so at this time. It is management's opinion, that there is a market for a human sexual potency nutritional supplement and is fully committed to providing Vitahealth with the opportunity to be the sole supplier of such a product to the Company. While the Company will review the sales numbers as sales are commenced, and retains the right to reevaluate its position on an ongoing basis, there are no plans or intentions at this time to exercise the Company's right to terminate the Vitahealth agreement due to sales quotas for at least three months following initial production and sale of the Product.

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

         At present the primary cash outlays of the Company are for travel expenses and legal and accounting fees incurred by the Company as it prepares filings associated with being a reporting company (quarterly unaudited reports, annual reports, etc.). Management believes that between cash on hand, cash flow from revenues and anticipated equity financing there will be sufficient funds for the Company's operations for the next 12 months. When the Company becomes operational, further costs (such as salary for Mrs. Roth) are expected to be covered by revenue generated by the Company's sales. The agreement with Mrs. Roth calls for her to be paid up to $40,000 from the proceeds of sales of the Product. Should sales levels not allow for her to receive her full compensation, she will receive compensation from available funds after the Company satisfies all its other obligations. The only other anticipated expense not currently provided for is the advertising budget. Management is currently exploring various options including the sale of additional stock and/or warrants, bank financing or personal loans by management or family members. Other than as specifically identified, the Company does not forsee the need to raise additional funds in the next 12 months.

         The Company does not expect to conduct any product research and development or to purchase or sell a plant or significant equipment. The Company intends to retain marketing and public relations consultants as necessary, and to hire support staff for its President only if warranted by its sales volume on an as needed basis.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                  On October 2, 2000, the Company dismissed Joseph Morgenstern CPA as its independent accountants ("JM"). This action had been approved by the Company's Board of Directors. During its tenure, JM did not issue a report on the Company's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

                  During the period of its engagement there were no disagreements between the Company and JM on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of JM, would have caused it to make reference to the subject matter of the disagreement in connection with its opinion.

                  On October 2, 2000, the Board of Directors of the Company appointed Mark Cohen CPA ("MC") as its independent accountants. Prior to such engagement, the Company did not consult with MC regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Company's financial statements.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age        Position

Bella Roth                          50        President & Chairman of the Board
Arnold A. Lipton, M.D.              70        VP - Scientific Advisor & Director
Moshe Laufer                        41        Secretary/Treasurer & Director

Directors serve for five year terms.

Bella Roth - President & Chairman of the Board of Directors - Mrs. Roth founded the Company in August 1998, and has been its President and Chairman of the Board since inception. From 1988 to 1995 Mrs. Roth was Treasurer, Secretary and a Director of Providential Secureties Inc. (OTC:BB PRVH), a publicly traded holding company. From 1996 to 1998, Mrs. Roth was involved in various community projects as she searched for a business opportunity. From 1983 to 1987 she was an officer and Director of Innovative Medical Technologies, a public company involved with the development and marketing of electronic medical devices.

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

ITEM 10.  EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS

(a) General

         Commencing November 12, 1998, the Company has agreed to pay Mrs. Bella Roth, its President & Chairman of the Board of Directors, an annual salary of $40,000. Mrs. Roth's compensation was disclaimed for this year. Mrs. Roth provides her services on a full-time basis. While the Company did not pay Mrs. Roth any salary during fiscal year 1999, the Company's financial statements for that period reflect the pro-rata amount under general and administrative expenses with a corresponding amount in paid-in-capital. Similarly, $52,500 is reflected as "other compensation expense" and "additional paid-in-capital" on the Company's financial statements. No executive officer or employee of the Company is paid more than $100,000 per year in salary and benefits.

(b) Summary Compensation Table

                           SUMMARY COMPENSATION TABLE


Name and                                                   Other          Long-term
Principal Position         Year       Salary      Bonus    Compensation   Compensation: Options (1)
------------------         ----     --------      -----    ------------   -------------------------
Bella Roth                 1999          0          0        0                  0
President &                1998    $31,282(3)       0      $50,000(2)      325,000 options worth $0
Chairman

Arnold Lipton, M.D.        1999          0          0        0                  0
V.P.-Scientific            1998          0          0       $2,500(2)       75,000 options worth $0
Advisor &
Director



Moshe Laufer               1999          0          0        0                  0
Secretary,                 1998          0          0        0               75,000 options worth $0
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

None

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

(h) Report on Repricings of Options/SARs

None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 2000, no transactions occurred which required the filing of any forms under Section 16(a).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of September 30, 2000, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of its outstanding Common Stock, (ii) each of its officers and directors, and (iii) all of its officers and directors as a group.



                           Name and Address          Amount and Nature
Title of Class             of Beneficial Owner       of Beneficial Owner             Percent of Class
--------------             --------------------------------------------------------------------------------------
Common Stock               Bella Roth                  3,825,000(1)                          75.9%
                           543 Bedford Ave.
                           Brooklyn, NY

Common Stock               Moshe Laufer                  175,000(2)                           3.7%
                           172 Rodney Street
                           Brooklyn, NY

Common Stock               Arnold Lipton, M.D.           100,000(2)                           2.1%
                           225 West 86 Street
                           New York, NY

Common Stock               All Directors and           4,100,000(3)                          79.0%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

1.  Financial Statements
         The  financial   statements  are  listed  in  the  Index  to  Financial
         Statements on page F-1 and are filed as part of this annual report.
2.  Not Applicable.
3.  Exhibits 27 - Financial Data Schedule.

(b) Reports on Form 8-K

         A Report on Form 8-K dated October 2, 2000 was filed on October 10, 2000 reporting a change of auditor.

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Virilitec Industries, Inc.

We have audited the accompanying balance sheet of Virilitec Industries, Inc. (a company in the development stage) as of July 31, 2000 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Virilitec Industries, Inc. as of July 31, 1999 were audited by other auditors whose report dated January 20, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virilitec Industries, Inc. at July 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Mark Cohen
Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
October 20, 2000

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                           AT JULY 31, 2000 AND 1999

                                     Assets


                                                                                      July 31, 2000           July 31, 1999

Current Assets
     Cash and cash equivalents                                                            $ 20,117                 $ 300
     Other current assets (principally related party)                                          537                     -

       Total current assets                                                                 20,654                   300
Property and equipment, net                                                                  1,200                 2,400
Other Assets                                                                                 7,650                 8,500

       Total assets                                                                         29,504                11,200
                                                                                   ===============        =================

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable                                                                        3,075                 1,270
     Other current liabilities                                                               4,000                    80

       Total current liabilities                                                             7,075                 1,350

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                             472                   467
          issued and outstanding - 4,716,130 in 2000 4,667,100 in 1999
     Paid in Capital                                                                       232,562               181,737
     Deficit accumulated during the development stage                                     (210,605)             (172,354)

       Total Shareholder's Equity                                                           22,429                 9,850

        Total liabilities and shareholder's equity                                        $ 29,504              $ 11,200
                                                                                    ==============        =================


Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999
               FROM INCEPTION (AUGUST 11, 1998) TO JULY 31, 2000



                                                                                                   Inception
                                                                                                (August 11, 1998)
                                                                   Years Ended                      through
                                                        July 31, 2000        July 31, 1999       July 31, 2000
                                                    -------------------------------------------------------------

Revenue                                                   $ 10,200            $       -                 $ 10,200

Operating expenses:
      Salaries and payroll related                               -               38,460                   38,460
      Other compensation expense                                 -               52,500                   52,500
      Management fees                                            -               38,500                   38,500
      Travel                                                14,183                5,780                   19,963
      Rent                                                   1,800                1,800                    3,600
      Depreciation                                           1,200                1,200                    2,400
      Amortization                                             850                                           850
      Professional fees                                     26,738               30,064                   56,802
      Selling, general and administrative expenses           3,681                4,074                    7,755
                                                    ---------------      ---------------       ------------------
           Total operating expenses                         48,451              172,378                  220,829

           Loss before other income (expense)              (38,251)            (172,378)                (210,629)

Other income (expense):
      Interest income                                            -                   24                       24
      Interest expense                                           -                    -                        -
                                                    ---------------      ---------------       ------------------
           Total other income (expense)                          -                   24                       24

                                                    ---------------      ---------------       ------------------
Net Loss                                                   (38,251)            (172,354)                (210,605)
                                                    ===============      ===============       ==================

Basic weighted average common shares outstanding         4,704,135            4,032,566                4,363,474
                                                    ===============      ===============       ==================

Basic Loss per common share                                $ (0.01)             $ (0.04)                 $ (0.05)
                                                    ===============      ===============       ==================



Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF SHAREHOLDERS' EQUITY
             FROM INCEPTION (AUGUST 11, 1998) THROUGH JULY 31, 2000

                                                                                                          Accumulated
                                                                                                          Deficit during
                                                                    Common Stock                          Shareholder's
                                                 ---------------------------------------   Paid in        Development     Total
                                                   Shares      Par Value      Amount       Capital        Stage           Equity
                                                 -----------  ------------  ------------ -------------  ------------- -------------


Balance, beginning:  August 11, 1998                      -           $ -           $ -           $ -            $ -           $ -

August 11, 1998 - Issuance of shares              3,100,000        0.0001           310          (310)                           -

Proceeds from the sale of Common Stock              933,000        0.0001            93        41,417                       41,510

September 18, 1998 - Issuance of shares for          50,000        0.0001             5        10,091                       10,096
professional fees

December 31, 1998 - Issuance of shares as           525,000        0.0001            53        52,447                       52,500
compensation to officers

Proceeds from the sale of common stock                4,100        0.0001             0         4,400                        4,400

March 30, 1999 Issuance of shares for mgmt fee       55,000        0.0001             6        38,494                       38,500

July 31, 1999 - Officer's salary from August 1998                                              38,410                       38,410
to July 31, 1999 applied against paid in capital

July 31, 1999 - Office rent from August 1998                                                    1,800                        1,800
to July 31, 1999 applied against paid in capital

July 31, 1999 - Amortization of Issuance of shares for                                         19,968                       19,968
professional fees

July 31, 1999 - Stock issuance costs applied                                                  (24,980)                     (24,980)
against paid in capital

Net loss year ended July 31, 1999                                                                           (172,354)     (172,354)
                                                 -----------  ------------  ------------ -------------  ------------- -------------

Balance, ending July 31, 1999:                    4,667,100                         467       181,737       (172,354)        9,850

Proceeds from the sale of common stock               49,030        0.0001             5        49,025                       49,030

July 31, 2000 - Office rent from August 1999                                                    1,800                        1,800
through July 31, 2000 applied against paid in capital

Net loss year ended July 31, 2000                                                                            (38,251)      (38,251)
                                                 -----------  ------------  ------------ -------------  ------------- -------------

Balance, ending July 31, 2000                     4,716,130      $ 0.0001         $ 472     $ 232,562     $ (210,605)     $ 22,429
                                                 ===========  ============  ============ =============  ============= =============


Read the accompanying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999
          FROM INCEPTION (AUGUST 11, 1998) THROUGH JULY 31, 2000

                                                                                                              Inception
                                                                                                          (August 11, 1998)
                                                                                  Years Ended                  through
                                                                    July 31, 2000       July 31, 1999       July 31, 2000
                                                                 -----------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                   $ (38,251)         $ (172,354)               $ (210,605)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
            Depreciation and amortization                               2,050               1,200                     3,250
            Issuance of shares for officer compensation                     -              52,500                    52,500
            Issuance of shares for professional fees                        -              30,064                    30,064
            Issuance of shares for management fee                           -              38,500                    38,500
            Officers salary applied to paid in capital                      -              38,410                    38,410
            Office rent applied to paid in capital                      1,800               1,800                     3,600


Changes in Operating assets and liabilities:
            Other current assets                                         (537)                  -                      (537)
            Accounts Payable and Accrued Liabilities                    5,725               1,350                     7,075
                                                                 -------------       -------------       -------------------

Net cash provided by/(used in) operating activities                   (29,213)             (8,530)                  (37,743)


CASH FLOWS FROM INVESTING ACTIVITIES:

            Purchase of Property and equipment                              -              (3,600)                   (3,600)
            Payment for license                                             -              (8,500)                   (8,500)
                                                                 -------------       -------------       -------------------

Net cash provided by/(used in) investing activities                         -             (12,100)                  (12,100)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
              Issuance of common shares                                49,030              45,910                    94,940
              Cost of common share offering                                 -             (24,980)                  (24,980)
                                                                 -------------       -------------       -------------------

Net cash provided by/(used in) financing activities                    49,030              20,930                    69,960
                                                                 -------------       -------------       -------------------


Net increase (decrease) in cash and cash equivalents                   19,817                 300                    20,117
Cash and cash equivalents, beginning of period                            300                   -                         -
                                                                 -------------       -------------       -------------------

Cash and cash equivalents, end of period                             $ 20,117               $ 300                  $ 20,117
                                                                 =============       =============       ===================


Read the accompanying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

    Virilitec Industries, Inc. (the Company) was incorporated in the State of Delaware on August 11, 1998. Through an exclusive licensing agreement, the Company will distribute a line of bioengineered virility supplements. The Company intends to market its product in international markets, using independent sales agents.

Virilitec Industries, Inc. prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents because of the immediate or short-term maturity of these financial instruments.

Property and Equipment:

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives when the property and equipment is placed in service.

                                                  Estimate Useful Life
                                                      (In Years)

     Computer Equipment & Software. . . . . . . . . . . . .3

The cost of fixed assets retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in net earnings. Maintenance and repairs are expensed as incurred.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Revenue Recognition

     Revenues are derived principally from commissions received on the sale of product. Revenue is recognized when agent orders are filled by the manufacturer.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Virilitec Industrustries, Inc.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

Recent Accounting Pronouncements:

The Statement of Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board
(FASB) in June 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. This Statement is effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of this statements to have a material impact on its financial condition or results of operations.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. This Statement is effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of this statements to have a material impact on its financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

Earnings Per Share of Common Stock

     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Options and warrants are not considered since considering such items would have an antidilutive effect.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

Proper Equipment:                                           2000        1999
                                                            ----        ----

Computer Equipment                                        $3,600     $ 3,600
Less:  Accumulated depreciation                            2,400       1,200
                                                           -----       -----
         Property and equipment, net                      $1,200     $ 2,400
                                                           =====       =====

NOTE 4 - COMMITMENTS AND CONTIGENCIES

Distribution Agreement

     On August 25, 1998, the Company entered into an exclusive distribution agreement with a manufacturer of bioengineered viritlity supplements whereby the Company was granted exclusive rights to distribute a certain nutritional supplement designed to enhance human male sperm count and potency. The term of the agreement is 50 years. The Company's independent sales agents will place orders with payment directly with the manufacturer who will fill the orders and forward the Company's portion of the sales proceeds to the Company. A non-refundable one-time fee of $8,500.00 has been paid by the Company. An annual payment of $10,000 as a license fee is due and payable 90 days after the product is initially manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payments due date. In May, June and July of 2000, the company's agents ordered and the manufacturer delivered 25,500 capsules of the supplement. Due to the low volume of orders, the manufactured agreed to waive the annual payment of $10,000 due from the Company as a license fee.

Leases

     The Company maintained its corporate offices at an office of one of its shareholders at 100 Cedarhurst Ave. Suite 201, Cedarhurst, NY 11516 at a cost of $150 monthly. No payments have been made to the shareholder for the rent cost. The company included rent expense of $1,800 for 2000 and 1999 in the financial statements with a corresponding offset to paid in capital. In October 2000, the company relocated and maintains its corporate office at 236 Broadway Ave - Suite 201, Brooklyn, NY 11211 on a month to month basis at a cost of $300.00 per month.

Employment Contract

     On November 12, 1998, the Company agreed to pay its President and Chairman of the Board of Directors, Mrs. Bella Roth, an annual salary of $40,000. While the Company did not pay Mrs. Roth any salary during the fiscal year 1999, the financial statements reflect the pro-rata share of salary with a corresponding amount in paid in capital. For the fiscal year 2000, Mrs. Roth agreed not to accept any salary as the Company has incurred losses since inception and is in the development stage.

International Counsel

     On September 18, 1998, the Company entered into an agreement with an individual to perform the duties of international counsel for a period of one year in exchange for 50,000 shares of common stock. The total fair market value of the shares and services had been determined to be $35,000.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

NOTE 4 - COMMITMENTS AND CONTIGENCIES (continued):

Management Fee

   The Company hired an individual to act as its local agent in the State of Israel. The agent's duties included monitoring the completion of the new manufacturing facility of its supplier, reviewing applications for local licenses and approvals, as well as monitoring the initial product runs and testing for quality control. The agreement will terminate at the later of either March 31, 2000, or 45 days after the aforementioned manufacturing facility is operational and delivers its first shipment to the Company. The Company has issued 55,000 shares to the agent as compensation for these services which were determined to have a fair market value of $38,500. This non-cash management fee was included in the financial statements with a corresponding offset to common stock and paid-in capital.

Private Placement Offering

     On July 10, 2000 the Board of Directors approved a Private Placement Offering, whereby the Company will sell up to 75,000 shares of common stock at a price of $1.00 per share.

NOTE 5 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $38,251 and $172,354 for the twelve months ended July 31, 2000 and 1999 respectively as well as reporting net losses of $210,605 from inception (August 11, 1998) to July 31, 2000. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of of $29,313 and $8,530 for twelve months ended July 31, 2000 and 1999 respectively and has reported deficient cash flows from operating activities of $37,743 from inception (August 11, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($94,940). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity and the management of the Company has developed a strategy which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for coming year. The Company anticipates more orders to be submitted by agents and filled by the manufacturer in the next year and the volume to increase which will contribute to attaining a profitable operations for the Company.

NOTE 6 - STOCKHOLDER'S EQUITY

     On August 11, 1998, the company issued 3,100,000 shares of common stock to the officers of the company at $0.0001 per share.

     On September 18, 1998, the Company as part of a contractual agreement, issued 50,000 shares of common stock to an individual for performance of the duties of international counsel for a period of one year. The total fair market value of the shares and services had been determined to be $35,000.

     From August 1998 through December 1998, the Company sold 933,000 with a sale price range from $0.01 to $1.00 per share.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

NOTE 6 - STOCKHOLDER'S EQUITY (continued):

     On December 31, 1998, the company issued 525,000 shares of common stock to officers of the company in lieu of salaries. The value of the salaries and shares was determined to be $53,500.

     From January 1999 through July 1999, the Company sold 4,100 shares of common stock at price of $1.00 per share.

     On March 30, 1999 the Company as part of a contractual agreement, issued 55,000 shares of common stock to an individual for management fees. The total fair market value of the shares and services had been determined to be $38,500.

     From August 1999 through July 2000, the Company sold 49,030 shares of common stock at a price of $1.00 per share.


NOTE 7 - PAID IN CAPITAL

     On July 31, 1999, the Company incurred officers salaries in the amount of $38,410. This amount was applied against paid in capital since it was not paid and deemed contributed by the officer who is also a shareholder.

     On July 31, 1999, the Company incurred office rent in the amount of $1,800. The Company maintains its corporate offices at an office of one of its shareholders. This amount was applied against paid in capital since it was not paid and deemed contributed by the shareholder.

     On July 31, 1999, the Company recorded its stock offering expenses in the amount of $24,980 against paid in capital.

     On July 31, 2000, the Company incurred office rent in the amount of $1,800. The Company maintains its corporate offices at an office of one of its shareholders. This amount was applied against paid in capital since it was not paid and deemed contributed by the shareholder.

NOTE 8 -  WARRANTS AND OPTIONS

         The Company currently has 42,100 class A warrants issued and outstanding. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $10.00, subject to adjustment, through the first anniversary of the date the Company's Shares are initially approved for trading in any public market

     Under the terms of the Company's distributor agreement, the Company agreed to grant stock options to its manufacturer to purchase up to 300,000 shares of restricted common stock for a period of five years beginning October 31, 1999 according to the following:

         Effective                  Number of                   Exercise
            Date                     Shares                   Price (per share)
         ---------            --------------------            -----------------

         06/30/99                   100,000                          10.00
         11/30/00                   100,000                          10.00
         06/30/00                   100,000                          10.00

This option shall become effective only in the event the distribution agreement between the Company and the manufacturer is still in effect on the date the options are due to be effective.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

NOTE 8 - OPTIONS (continued):

     The Company has granted stock options to certain officers and directors to purchase additional shares of restricted shares of common stock as follows:

          Option                    Number of                       Exercise
          Holder                       Options                 Price (per share)
         ---------                  -------------              -----------------

         President                  175,000                            2.50
         President                  150,000                            4.00
         Vice President              25,000                            2.00
         Vice President              50,000                            3.00
         Secretary                   25,000                            2.50
         Secretary                   50,000                            4.00

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123. The fair value of a share of nonvested stock is measured at the market price of a share on the grant date. The proforma effect to net income and earnings per share is reflected as follows:



                                                                              Year ended          Year ended
         FAS 123 "Accounting for stock based compensation                   July 31, 2000       July 31, 1999
         Paragraph 47 (a)
1.       Beginning of year - outstanding
i.       number of options                                                      475,000              0
ii.      weighted average exercise price                                           3.16              0
2.       End of year - outstanding
                  i.      number of options                                     475,000        475,000
                 ii.      weighted average exercise price                          3.16           3.16

3.       End of year - exercisable
                  i.       number of options                                    475,000        475,000
                  ii.      weighted average exercise price                         3.16           3.16
4.       During the year - Granted
                  i.       number of options                                          0        475,000
                  ii.      weighted average exercise price                         3.16
5.       During the year - Exercised
                  i.       number of options                                          0              0
                 ii.       weighted average exercise price                            0              0
6.       During the year - Forfeited
                  i.       number of options                                          0              0
                 ii.       weighted average exercise price                            0              0
7.       During the year - Expired
                  i.       number of options                                          0              0
                 ii.       weighted average exercise price                            0              0


                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2000 AND 1999

NOTE 8 - OPTIONS (continued):


         Paragraph  47 (b)  Weighted-average  grant-date  fair  value of options granted during the year:
         1.       Equals market price                                                                0
         2.       Exceeds market price                                                            2.44
         3.       Less than market price                                                             0

         Paragraph 47(C)Equity instruments other than options                     none            none

         Paragraph 47(d)  Description of the method and significant  assumptions used during the year to estimate the fair value of options:
         1.       Weighted average risk-free interest rate                                        6.00%
         2.       Weighted average expected life (in months)                                     48.00
         3.       Weighted average expected volatility                                             N/A
         4.       Weighted average expected dividends                                             0.00

         Paragraph 47(e) Total compensation cost recognized in income for            0               0
         stock-based employee compensation awards.

         Paragraph  47(f) The terms of  significant  modifications  of none none outstanding  awards.
         Paragraph 48 - Options outstanding at the date of
         the latest statement of financial position presented:
         1.       (a) Range of exercise prices                             $2.00-$4.00     $2.00-$4.00
                  (b) Weighted-average exercise price                             2.44            2.44
         2.    Weighted-average remaining contractual life (in months)           24.00           36.00

                                                                                               Inception
                                                                                             Aug. 11, 1998
                                                          Year ended   Year ended              Through
                                                        July 31, 2000  July 31, 1999         July 31, 2000
                                                        -------------  -------------         -------------
     Net Income after proforma effect                      (38,251)      (172,354)             (210,605)
     Earnings per share after proforma effect           $    (0.01)    $    (0.04)           $    (0.05)


NOTE 9 - INCOME TAXES

    The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VIRILITEC INDUSTRIES, INC.


                           By:/s/Bella Roth
                              --------------------------------------------------
                                 Bella Roth
                                 President

Dated: 26th day of October, 2000

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


/s/Bella Roth                               Date: October 26, 2000
---------------------
Bella Roth
President and Chairman
(Chief Executive Officer)

/s/Moshe Laufer
---------------------                       Date: October 26, 2000
Moshe Laufer
Secretary/Treasurer and Director
(Chief Financial/Accounting Officer)



----------------------                      Date: October ___, 2000
Arnold A. Lipton, M.D.
V.P. and Director