Form 10QSB
period 2000-10-31
VIRILITEC INDUSTRIES INC
filed 2000-12-08
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2000

    [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

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

                            (800) 775-0712 ext. 4144
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [  ]

As of December 5, 2000 the Registrant had 4,717,930 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended October 31, 2000





                                                                                Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of October 31, 2000                                         3

     Statement of Income for the three months ended                               4
     October 31, 2000 and 1999 and from inception (August 11, 1998)
     through October 31, 2000

     Statement of Cash Flows for the three months ended                           5
     October 31, 2000 and 1999 and from inception (August 11, 1998)
     through October 31, 2000

     Notes to the Financial Statements for the three months                       6-7
     Ended October 31, 2000

Item 2.  Management's Discussion and Analysis                                     8-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                        11

Item 2.  Changes in Securities                                                    11

Item 3.  Defaults Upon Senior Securities                                          11

Item 4.  Submission of Matters to a Vote of Security Holders                      11

Item 5.  Other Information                                                        12

Item 6.  Exhibits and Reports on Form 8-K                                         12


                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                              AT OCTOBER 31, 2000

                                  (UNAUDITED)

                                     Assets

Current Assets
     Cash and cash equivalents                                     $ 10,647
     Accounts receivable, net                                        19,200
     Other current assets (principally related party)                   537
                                                                 ----------
       Total current assets                                          30,384
Property and equipment, net                                             900
Other Assets                                                          7,438
                                                                 ----------
       Total assets                                                  38,721
                                                                 ==========
                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable                                                   300
     Other current liabilities                                        4,000
                                                                 ----------
       Total current liabilities                                      4,300

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;      472
          issued and outstanding - 4,717,930
     Paid in Capital                                                234,662
     Deficit accumulated during the development stage              (200,713)
                                                                 ----------
       Total Shareholder's Equity                                    34,421

        Total liabilities and shareholder's equity                 $ 38,721
                                                                 ==========

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
                FOR THE 3 MONTHS ENDED OCTOBER 31, 2000 AND 1999
              FROM INCEPTION (AUGUST 11, 1998) TO OCTOBER 31, 2000



                                                                                                                  Inception
                                                                        3 Months ended                        (August 11, 1998)
                                                             --------------------------------------               through
                                                               October 31, 2000      October 31, 1999          October 31, 2000
                                                             -----------------------------------------------------------------------


Revenue                                                               $ 19,200                 $ -                $ 29,400

Operating expenses:
       Salaries and payroll related                                          -              10,000                  38,460
       Other compensation expense                                            -                   -                  52,500
       Management fees                                                       -                   -                  38,500
       Travel                                                                -               6,600                  19,963
       Rent                                                                600                 450                   4,200
       Depreciation                                                        300                 300                   2,700
       Amortization                                                        213                   -                   1,063
       Professional fees                                                 8,075               4,936                  64,877
       Selling, general and administrative expenses                        120               5,532                   7,875
                                                             ------------------  ------------------      ------------------
          Total operating expenses                                       9,308              27,818                 230,137

          Loss before other income (expense)                             9,893             (27,818)               (200,737)

Other income (expense):
       Interest income                                                       -                   -                      24
       Interest expense                                                      -                   -                       -
                                                             ------------------  ------------------      ------------------
          Total other income (expense)                                       -                   -                      24


                                                             ------------------  ------------------      ------------------
Net Loss                                                                 9,893             (27,818)               (200,713)
                                                             ==================  ==================      ==================

Basic weighted average common shares outstanding                     4,716,130           4,702,100               4,412,987
                                                             ==================  ==================      ==================

Basic Loss per common share                                            $ 0.002            $ (0.006)               $ (0.045)
                                                             ==================  ==================      ==================



        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
           FROM INCEPTION (AUGUST 11, 1998) THROUGH OCTOBER 31, 2000




                                                                                                                 Inception
                                                                          3 Months ended                      (August 11, 1998)
                                                             --------------------------------------              through
                                                               October 31, 2000      October 31, 1999          October 31, 2000
                                                             -----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                      $ 9,893           $ (27,818)              $ (200,713)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
            Depreciation and amortization                                  513                 300                    3,763
            Issuance of shares for officer compensation                      -                                       52,500
            Issuance of shares for professional fees                         -               4,936                   30,064
            Issuance of shares for management fee                            -                                       38,500
            Officers salary applied to paid in capital                       -              10,000                   38,410
            Office rent applied to paid in capital                         300                 450                    3,900


Changes in Operating assets and liabilities:
            Accounts receivable and other current assets               (19,200)             (3,320)                 (19,737)
            Accounts Payable and Accrued Liabilities                    (2,775)                400                    4,300
                                                             ------------------  ------------------      -------------------

Net cash provided by/(used in) operating activities                    (11,270)            (15,052)                 (49,013)


CASH FLOWS FROM INVESTING ACTIVITIES:

            Purchase of Property and equipment                               -                                       (3,600)
            Payment for license                                              -                                       (8,500)
                                                             ------------------  ------------------      -------------------

Net cash provided by/(used in) investing activities                          -                   -                  (12,100)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
              Issuance of common shares                                  1,800              15,000                   96,740
              Cost of common share offering                                  -                                      (24,980)
                                                             ------------------  ------------------      -------------------
Net cash provided by/(used in) financing activities                      1,800              15,000                   71,760
                                                             ------------------  ------------------      -------------------
Net increase (decrease) in cash and cash equivalents                    (9,470)                (52)                  10,647
Cash and cash equivalents, beginning of period                          20,117                 300                        -
                                                             ------------------  ------------------      -------------------
Cash and cash equivalents, end of period                              $ 10,647               $ 248                 $ 10,647
                                                             ==================  ==================      ===================


        Read the accompanying summary of significant accounting notes to financial statements, which are integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Unaudited)

                                OCTOBER 31, 2000


NOTE 1 -BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Virilitec Industries, Inc. have been prepared in accordance with generally accepted
accounting   principles  for  interim   financial   information   and  with  the
instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Virilitec Industries, Inc.'s Form 10K-SB as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - REVENUE RECOGNITION

    The company currently recognizes revenue in the form of distributor fees derived principally from commissions received on the sale of product. Revenue is recognized when agent orders are filled by the manufacturer.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Virilitec Industries, Inc.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

NOTE 3 - NET LOSS PER SHARE

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

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net profit of $9,893 for the three months ended October 31, 2000 and has reported net losses of $200,713 from inception (August 11, 1998) to October 31, 2000. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $11,270 for the three months ended October 31, 2000 and has reported deficient cash flows from operating activities of $49,013 from inception (August 11, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($96,740). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. The management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the year. The Company anticipates more orders to be submitted by agents and filled by the manufacturer in the year and the volume to increase which will contribute to attaining a profitable operations for the Company

NOTE 5 - STOCKHOLDER'S EQUITY

      On October 31, 2000 the Company sold 1,800 shares of common stock at a price of $1.00 per share.


NOTE 6 - PAID IN CAPITAL

     In August and September 2000, the Company incurred office rent in the amount of $150.00 per month totaling $300.00. During this period, the Company maintained its corporate offices at an office of one of its shareholders. This amount was applied against paid in capital since it was not paid and deemed contributed by the shareholder.

Item 2.           Plan of Operations

The following discussion should be read in conjunction with the financial statements and related notes that are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our services, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

Overview

         The  Company  was  formed  to  license   and   distribute   a  line  of
bioengineered virility nutritional supplements, designed to enhance human male sperm count and potency (the "Product"). The Product is a nutritional supplement derived from natural materials and compounds. While the Company believes it contains properties that could stimulate human male sperm production and sexual virility, it does not make any claims whatsoever that the Product does in fact induce the desired results. The Company has not clinically tested the Product, nor has it been clinically tested in a previous formulation. There is no statistical data to support any claims of effectiveness and the Company makes no such clinical claims. In this manner, the Product could be compared to a vitamin or herb, in that it is a nutritional supplement taken by individuals who believe that such supplements will have an effect upon a certain condition whether or not such result has been determined clinically to be a product of utilizing the supplement. There are other nutritional supplements that claim to have similar effectiveness as the Company's Product. However, to the Company's knowledge, none of them have demonstrated recognized clinical effectiveness. On May 15, 2000, the manufacturer, Vitahealth Scientific Inc., a New York corporation ("Vitahealth"), filed a patent application in Israel covering the Product. The application is currently pending.

         On August 25, 1998, the Company entered into a 50 year Licensing and Distribution Agreement with Vitahealth, whereby the Company was granted exclusive rights to distribute the Product. Under terms of the agreement, the Company's independent sales agents place sales orders directly with Vitahealth, which fills such orders. The sales agents pay Vitahealth upon order placement, and Vitahealth, acting as collections agent for the Company, forwards the Company's portion of the sales proceeds to the Company. Vitahealth has agreed to periodic reviews of its order receipts in order to ensure that the Company is receiving its appropriate revenue.

         The Company has paid an initial non-refundable one time $8,500 licensing fee to Vitahealth. The Company will also pay Vitahealth an annual fee of $10,000, beginning 90 days after the Product is manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payment's due date, as long as the Licensing and Distribution Agreement has not been terminated for any reason before the date such payment is due. The agreement also calls for Vitahealth to be paid $1.45 per capsule of the product - to be sold in thirty day supplies (the Product's expected minimum usage period before a user would potentially achieve positive results). The Company is currently distributing the Product to its sales agents for $1.85 per capsule (thereby making $0.40 per capsule), and the Company's independent sales agents are currently selling them for approximately $2.15 to $2.25 per capsule.

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

Results of Operations

Three months ended October 31, 2000 and 1999

During the three month period ending October 31, 2000, the Company sustained a profit of $9,893 compared to a loss of $27,818 for the same period ended October 31, 1999. This was primarily driven by revenue generated in the October 31, 2000 period as well as a decrease in salaries in which an officer of the company waived her salary in the current quarter. The company has an accumulated deficit since inception (August 11, 1998) of $200,713. The losses since inception was primarily driven by expenses incurred to bring the Company operational.

Revenues

During the three month period ending October 31, 2000 , the Company's revenues were $19,200 compared to zero for the same period ended October 31, 1999. Revenues are in the form of distributor fees derived principally from commissions received on the sale of product. Since inception (August 11,1998) revenues in the form of distributor fees derived principally from commissions received on the sale of product were $29,400.

Operating Expenses

During the three months ended October 31, 2000, the company incurred $9,308 in operating expenses as compared to $27,818 in the same period in 1999. This decrease was primarily driven by a decrease in salaries in which an officer of the company waived her salary in the current quarter.

Depreciation

During the three month period ending October 31, 2000, the Company incurred depreciation expense in the amount of $300, which is the amount incurred for the same period in 1999. Depreciation from inception is $2,700.

Material changes in financial condition, liquidity and capital resources

At October 31, 2000, the Company had $10,647 in cash and cash equivalents compared to $248 for the same period in 1999. The Company had a working capital of approximately $26,084 at October 31, 2000 compared to $1,818 for the same period in 1999. Net cash used in operating activities for the three months ended October 31, 2000 was $11,270 compared to $15,052 for the same period in 1999 and $49,013 since inception. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

No cash was used in investing activities for the three months ended October 31, 2000 or for the three months ended October 31, 1999. Net cash used in investing activities since inception was $12,100. The net cash used was for the purchase of equipment and distributor rights.

Net cash provided by financing activities was $1,800 for the three months ended October 31, 2000 and $15,000 for the same period in 1999. Net cash provided by financing activities since inception was $71,760. These amounts are primarily attributable from sale of shares through private placements for both periods.

On July 10, 2000, the Board of Directors approved a resolution whereas the Company may commence a private placement offering to sell up to 75,000 shares of common stock at a price of $1.00 per share. For the three months ended October 31, 2000, 1,800 shares of common stock had been sold. Since July 10, 2000, common shares totaling 7,400 have been sold from the private placement.

General Operations

         As the Company only recently began to sell the Product, it is difficult for management to evaluate the growth curve of Product sales. Additionally, it is expected that the delays involved with initiating production has tarnished the earlier market 'excitement' for human sexual virility and potency products created by Viagra(R). When considering those factors, Management believes it is likely that the initial sales quotas will not be met and it will have a right to terminate the Vitahealth Agreement pursuant to the sales quota clauses present in the agreement. Having considered the various factors involved with its right to terminate the agreement based on sales quota requirements, management has no plans to do so at this time. It is management's opinion, that there is a market for a human sexual potency nutritional supplement and is fully committed to providing Vitahealth with the opportunity to be the sole supplier of such a product to the Company. While the Company will review the sales numbers as sales are commenced, and retains the right to reevaluate its position on an ongoing basis, there are no plans or intentions at this time to exercise the Company's right to terminate the Vitahealth agreement due to sales quotas for at least nine months following initial production and sale of the Product.

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

         At present the primary cash outlays of the Company are for travel expenses and legal and accounting fees incurred by the Company as it prepares filings associated with being a reporting company (quarterly unaudited reports, annual reports, etc.). Management believes that between cash on hand, cash flow from revenues and anticipated equity financing there will be sufficient funds for the Company's operations for the next 12 months. The Company believes that further costs (such as salary for Mrs. Roth) are expected to be covered by revenue generated by the Company's sales. The agreement with Mrs. Roth calls for her to be paid up to $40,000 from the proceeds of sales of the Product. Should sales levels not allow for her to receive her full compensation, she will receive compensation from available funds after the Company satisfies all its other obligations. The only other anticipated expense not currently provided for is the advertising budget. Management is currently exploring various options including the sale of additional stock and/or warrants, bank financing or personal loans by management or family members. Other than as specifically identified, the Company does not forsee the need to raise additional funds in the next 12 months.

         The Company does not expect to conduct any product research and development or to purchase or sell a plant or significant equipment. The Company intends to retain marketing and public relations consultants as necessary, and to hire support staff for its President only if warranted by its sales volume on an as needed basis.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

                  None.

Item 2. Changes in Securities

             During the quarter, the Company sold 1,800 common shares at $1.00 per share. These shares were issued outside of the United States to non-U.S. residents pursuant to the exemption from registration contained in Regulation S.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K.

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIRILITEC INDUSTRIES, INC.



By: /s/Bella Roth
       Bella Roth, Chairman of the Board


December 8, 2000