Form 10QSB
period 2001-01-31
VIRILITEC INDUSTRIES INC
filed 2001-03-14
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2001

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

YES [X]    NO [  ]

As of January 31, 2001 the Registrant had 4,739,130 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended January 31, 2001




                                                                           Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of January 31, 2001                                   3

     Statement of Income for the three and six months ended                 4
     January 31, 2001 and 2000 and from inception (August 11, 1998)
     through January 31, 2001

     Statement of Cash Flows for the three and six months ended             5
     January 31, 2001 and 2000 and from inception (August 11, 1998)
     through January 31, 2001

     Notes to the Financial Statements for the six months                  6-7
     Ended January 31, 2001

Item 2.  Management's Discussion and Analysis                             8-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                              12

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                              AT JANUARY 31, 2001

                                  (UNAUDITED)


                                     Assets
                                     ------

Current Assets
     Cash and cash equivalents                                       $ 31,261
     Accounts receivable, net                                           9,320
     Other current assets (principally related party)                   4,037
                                                                  -----------
       Total current assets                                            44,619
Property and equipment, net                                               600
Other Assets                                                            7,225
                                                                  -----------
       Total assets                                                    52,444
                                                                  ===========
                      Liabilities and Shareholder's Equity
                      -------------------------------------

Current Liabilities
     Accounts payable                                                   1,200
     Other current liabilities                                            500
                                                                   ----------
       Total current liabilities                                        1,700

Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;        474
          issued and outstanding - 4,739,130
     Paid in Capital                                                  255,860
     Share subscription receivable                                    (10,000)
     Deficit accumulated during the development stage                (195,590)
                                                                    ---------
       Total Shareholder's Equity                                      50,744

       Total liabilities and shareholder's equity                    $ 52,444
                                                                    =========

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
               FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
              FROM INCEPTION (AUGUST 11, 1998) TO JANUARY 31, 2001




                                                        Three months           Six months                    Inception
                                                      ended January 31,     ended January 31,             (August 11, 1998)
                                                   -------------------------------------------------------    through
                                                      2001        2000          2001        2000           January 31, 2001
                                                   ----------  -----------   ----------  -----------      -----------------

Sales Arranged                                      $ 23,300          $ -     $ 71,300          $ -               $ 71,300
                                                   ==========  ===========   ==========  ===========      =================


Revenue                                              $ 9,320          $ -     $ 28,520          $ -               $ 38,720

Operating expenses:
       Salaries and payroll related                        -       10,000            -       20,000                 38,460
       Other compensation expense                          -            -            -            -                 52,500
       Management fees                                     -            -            -            -                 38,500
       Travel                                              -            -            -        6,600                 19,963
       Rent                                              900          450        1,500          900                  5,100
       Depreciation                                      300          300          600          600                  3,000
       Amortization                                      213            -          425            -                  1,275
       Professional fees                               2,775            -       10,850        4,936                 67,652
       Selling, general and administrative expenses       10       11,320          130       16,852                  7,885
                                                   ----------  -----------   ----------  -----------      -----------------
          Total operating expenses                     4,198       22,070       13,505       49,888                234,334

          Loss before other income (expense)           5,122      (22,070)      15,015      (49,888)              (195,614)

Other income (expense):
       Interest income                                     -            -            -            -                     24
       Interest expense                                    -            -            -            -                      -
                                                   ----------  -----------   ----------  -----------      -----------------
          Total other income (expense)                     -            -            -            -                     24


                                                   ----------  -----------   ----------  -----------      -----------------
                                                   ----------  -----------   ----------  -----------      -----------------
Net Income (Loss)                                      5,122      (22,070)      15,015      (49,888)              (195,590)
                                                   ==========  ===========   ==========  ===========      =================

Basic weighted average common shares outstanding   4,718,802    4,702,100    4,717,076    4,702,100              4,444,075
                                                   ==========  ===========   ==========  ===========      =================

Basic Loss per common share                          $ 0.001     $ (0.005)     $ 0.003     $ (0.011)              $ (0.044)
                                                   ==========  ===========   ==========  ===========      =================

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
           FROM INCEPTION (AUGUST 11, 1998) THROUGH JANUARY 31, 2001

                                  (UNAUDITED)




                                                                                                   Inception
                                                                       6 Months ended          (August 11, 1998)
                                                   --------------------------------------            through
                                                     January 31, 2001      January 31, 2000     January 31, 2001
                                                   ---------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                           $ 15,015           $ (49,888)              $ (195,590)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                             1,025                 600                    4,275
     Issuance of shares for officer compensation                   -                   -                   52,500
     Issuance of shares for professional fees                      -               4,936                   30,064
     Issuance of shares for management fee                         -                                       38,500
     Officers salary applied to paid in capital                    -              20,000                   38,410
     Office rent applied to paid in capital                      300                 900                    3,900

Changes in Operating assets and liabilities:
     Accounts receivable and other current assets            (12,820)             (8,720)                 (13,357)
     Accounts Payable and Accrued Liabilities                 (5,375)              4,931                    1,700
                                                       ------------------  ------------------      -------------------
Net cash provided by/(used in) investing activities           (1,856)            (27,241)                 (39,598)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                 -                                       (3,600)
Payment for license                                                -                                       (8,500)
                                                   ------------------  ------------------      -------------------
Net cash provided by/(used in) investing activities                -                   -                  (12,100)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Issuance of common shares                                   13,000              35,000                  107,940
  Cost of common share offering                                    -              (1,113)                 (24,980)
                                                   ------------------  ------------------      -------------------
Net cash provided by/(used in) financing activities           13,000              33,887                   82,960
                                                   ------------------  ------------------      -------------------

Net increase (decrease) in cash and cash equivalents          11,144               6,646                   31,261
Cash and cash equivalents, beginning of period                20,117                 300                        -
                                                   ------------------  ------------------      -------------------

Cash and cash equivalents, end of period                    $ 31,261             $ 6,946                 $ 31,261
                                                   ==================  ==================      ===================


Read the accompanying summary of significant accounting notes to financial statement, which are an integral part of this financial statement.

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

         These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Virilitec Industries, Inc.'s Form 10-KSB as filed with the Securities and Exchange Commission.

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

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 4 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net profit of $15,015 for the six months ended January 31, 2001 and has reported net losses of $195,590 from inception (August 11, 1998) to January 31, 2001. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,856 for the six months ended January 31, 2001 and has reported deficient cash flows from operating activities of $39,598 from inception (August 11, 1998). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($107,940). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. The management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the year. The Company anticipates more orders to be submitted by agents and filled by the manufacturer in the year and the volume to increase which will contribute to attaining a profitable operations for the Company.

NOTE 5 - STOCKHOLDER'S EQUITY

         On October 31, 2000 the Company sold 1,800 shares of common stock at a price of $1.00 per share. In January 2001 the Company sold 21,200 shares of common stock at a price of $1.00 per share, of which $10,000 was not collected and reflected as share subscription receivable. Following the close of the quarter, these funds were collected.

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

         The Company has paid an initial non-refundable one time $8,500 licensing fee to Vitahealth. The Company will also pay Vitahealth an annual fee of $10,000, beginning 90 days after the Product is manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payment's due date, as long as the Licensing and Distribution Agreement has not been terminated for any reason before the date such payment is due. Due to Vitahealth's delays in producing the Product, Vitahealth has agreed to waive the licensing fee until July 31, 2001. The agreement also calls for Vitahealth to be paid $1.45 per capsule of the product - to be sold in thirty day supplies (the Product's expected minimum usage period before a user would potentially achieve positive results). The Company is currently distributing the Product to its sales agents for $1.85 per capsule (thereby making $0.40 per capsule), and the Company's independent sales agents are currently selling them for approximately $2.15 to $2.25 per capsule.

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

Results of Operations

Three and six months ended January 31, 2001 and 2000

During the three month period ending January 31, 2001, the Company generated a profit of $5,122 compared to a loss of $22,070 for the same period ended January 31, 2001. This was primarily driven by revenue generated in the January 31, 2001 period as well as a decrease in salaries in which an officer of the company waived her salary in the current quarter and lower selling, general and administrative expenses. During the six month period ending January 31, 2001, the Company generated a profit of $15,015 compared to a loss of $49,888 for the same period ended January 31, 2001. This was primarily driven by revenue generated in the January 31, 2001 period as well as a decrease in salaries in which an officer of the company waived her salary in the current quarter and lower selling, general and administrative expenses. The company has an accumulated deficit since inception (August 11, 1998) of $195,590. The losses since inception were primarily driven by expenses incurred to bring the Company operational.

Revenues

During the three month period ending January 31, 2001, the Company revenues were $9,320 compared to zero for the same period ended January 31, 2000. During the six month period ending January 31, 2001, the Company revenues were $28,520 compared to zero for the same period ended January 31, 2000. Revenues are in the form of distributor fees derived principally from commissions received on the sale of product. Since inception (August 11,1998) revenues in the form of distributor fees derived principally from commissions received on the sale of product were $38,720.

Operating Expenses

During the three months ended January 31, 2001, the company incurred $4,198 in operating expenses as compared to $22,070 in the same period in 2000. This decrease was primarily driven by a decrease in salaries in which an officer of the company waived her salary in the current quarter and lower selling, general and administrative expenses. During the three months ended January 31, 2001, the company incurred $13,505 in operating expenses as compared to $49,888 in the same period in 2000. This decrease was primarily driven by a decrease in salaries in which an officer of the company waived her salary in the current quarter and lower selling, general and administrative expenses

Depreciation

During the three month period ending January 31, 2001, the Company incurred depreciation expense in the amounts of $300 compared to $300 for the same periods in 2000. During the six month period ending January 31, 2001, the Company incurred depreciation expense in the amounts of $300 compared to $300 for the same periods in 2000. Depreciation from inception is $3,000.

Material changes in financial condition, liquidity and capital resources

At January 31, 2001, the Company had $31,261 in cash and cash equivalents compared to $6,946 for the same period in 2000. The Company had a working capital of approximately $42,919 at January 31, 2001 compared to $9,385 for the same period in 2000. Net cash used in operating activities for the six months ended January 31, 2001 was $1,856 compared to $27,241 for the same period in 2000 and $39,598 since inception. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

No cash was used in investing activities for the six months ended January 31, 2001 or for the six months ended January 31, 2000. Net cash used in investing activities since inception was $12,100. The net cash used was for the purchase of equipment and distributor rights.

Net cash provided by financing activities was a net of $13,000 for the six months ended January 31, 2001 and $33,887 for the same period in 2000. Net cash provided since inception was $82,960. These amounts are primarily attributable from sale of shares through private placements for both periods.

On July 10, 2000, the Board of Directors approved a resolution whereas the Company may commence a private placement offering to sell up to 75,000 shares of common stock at a price of $1.00 per share. For the six months ended January 31, 2001, 23,000 shares of common stock had been sold. Since July 10, 2000, common shares totaling 28,600 have been sold from the private placement.

General Operations

         As the Company only recently began to sell the Product, it is difficult for management to evaluate the growth curve of Product sales. Additionally, it is expected that the delays involved with initiating production has tarnished the earlier market 'excitement' for human sexual virility and potency products created by Viagra(R). When considering those factors, Management believes it is likely that the initial sales quotas will not be met and it will have a right to terminate the Vitahealth Agreement pursuant to the sales quota clauses present in the agreement. Having considered the various factors involved with its right to terminate the agreement based on sales quota requirements, management has no plans to do so at this time. It is management's opinion, that there is a market for a human sexual potency nutritional supplement and is fully committed to providing Vitahealth with the opportunity to be the sole supplier of such a product to the Company. While the Company continues to review the sales numbers and retains the right to reevaluate its position on an ongoing basis, there are no plans or intentions at this time to exercise the Company's right to terminate the Vitahealth agreement due to sales quotas for at least nine months following initial production and sale of the Product.

         While the Company is committed to retaining Vitahealth as its supplier, there is no guarantee that Vitahealth's production delays or lack of Product salability, as evidenced by underpreforming the sales quotas, will not necessitate the eventual termination of the Vitahealth agreement. Should the agreement be terminated for any reason, the Company at this time intends to locate another provider of human sexual potency and virility nutritional supplements to become its supplier. There is no guarantee that the Company will be able to locate and retain such a provider and the Company has not even begun to attempt to locate one. The Company continually evaluates the business market to attempt to place itself at the most profitable position. While the Company currently intends to continue to operate as discussed, there can be no guarantee that uncontrollable variables will not force a substantive change in the Company's operation or plans of operation.

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

                                    PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

                  None.

Item 2. Changes in Securities

         During the quarter, the Company sold an aggregate of 21,200 common shares at $1.00 per share. 6,200 of these shares were issued to one non-U.S. person pursuant to the exemption from registration contained in Regulation S and an aggregate of 15,000 shares were sold to two investors pursuant to the exemption from registration contained in Regulation D, Rule 505.

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


March 14, 2001