Form 10QSB
period 2001-04-30
VIRILITEC INDUSTRIES INC
filed 2001-06-13
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2001

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

YES [X]    NO [  ]

As of May 31, 2001 the Registrant had 4,739,130 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                      For the Quarter ended April 30, 2001


                                                                                       Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of April 30, 2001                                                  3

     Statement of Income for the three and nine months ended                             4
     April 30, 2001 and 2000 and from inception (August 11, 1998)
     through April 30, 2001

     Statement of Cash Flows for the three and nine months ended                         5
     April 30, 2001 and 2000 and from inception (August 11, 1998)
     through April 30, 2001

     Notes to the Financial Statements for the nine months                             6-7
     Ended January 31, 2001

Item 2.  Management's Discussion and Analysis                                         8-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              12

Item 2.  Changes in Securities                                                          12

Item 3.  Defaults Upon Senior Securities                                                12

Item 4.  Submission of Matters to a Vote of Security Holders                            12

Item 5.  Other Information                                                              12

Item 6.  Exhibits and Reports on Form 8-K                                               13


                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements


                           VIRILITEC INDUSTRIES INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                               AT APRIL 30, 2001

                                  (UNAUDITED)


                                     Assets


Current Assets
     Cash and cash equivalents                                                                 $ 28,098
     Accounts receivable, net                                                                     8,240
     Other current assets (principally related party)                                             7,012

       Total current assets                                                                      43,350
Property and equipment, net                                                                         300
Other Assets                                                                                      7,013

       Total assets                                                                              50,663
                                                                                          ==================

                      Liabilities and Shareholder's Equity

Current Liabilities
    Accounts payable                                                                              2,100

       Total current liabilities                                                                  2,100

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                                  474
          issued and outstanding - 4,739,130
     Paid in Capital                                                                            255,860
     Deficit accumulated during the development stage                                          (207,771)

       Total Shareholder's Equity                                                                48,563

        Total liabilities and shareholder's equity                                             $ 50,663
                                                                                          ==================

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
               FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
             FROM THE INCEPTION (AUGUST 11, 1998) TO APRIL 30, 2001

                                  (UNAUDITED)



                                                                                                              Inception
                                                             Three months              Nine months         (August 11, 1998)
                                                             ended April 30,           ended April 30,         through
                                                   -----------------------   -----------------------
                                                      2001        2000          2001        2000           April 30, 2001
                                                   ----------  -----------   ----------  -----------      -----------------

Sales Arranged                                      $ 20,600          $ -     $ 91,900          $ -               $ 91,900
                                                   ==========  ===========   ==========  ===========      =================


Revenue                                              $ 8,240          $ -     $ 36,760          $ -               $ 46,960

Operating expenses:
       Salaries and payroll related                        -       10,000            -       30,000                 38,460
       Other compensation expense                          -                         -                              52,500
       Management fees                                     -                         -                              38,500
       Travel                                              -        1,892            -        8,492                 19,963
       Rent                                              900          450        2,400        1,350                  6,000
       Depreciation                                      300          300          900          900                  3,300
       Amortization                                      213            -          638            -                  1,488
       Professional fees                              15,828            -       26,678        4,936                 83,480
       Selling, general and administrative expenses    3,180        1,772        3,310       18,624                 11,065
                                                   ----------  -----------   ----------  -----------      -----------------
          Total operating expenses                    20,421       14,414       33,926       64,302                254,755

          Loss before other income (expense)         (12,181)     (14,414)       2,834      (64,302)              (207,795)

Other income (expense):
       Interest income                                     -            -            -            -                     24
       Interest expense                                    -            -            -            -                      -
                                                   ----------  -----------   ----------  -----------      -----------------
          Total other income (expense)                     -            -            -            -                     24


                                                   ----------  -----------   ----------  -----------      -----------------
                                                   ----------  -----------   ----------  -----------      -----------------
Net Income (Loss)                                    (12,181)     (14,414)       2,834      (64,302)              (207,771)
                                                   ==========  ===========   ==========  ===========      =================

Basic weighted average common shares outstanding   4,739,130    4,702,100    4,724,529    4,702,100              4,470,494
                                                   ==========  ===========   ==========  ===========      =================

Basic Loss per common share                         $ (0.003)    $ (0.003)     $ 0.001     $ (0.014)              $ (0.046)
                                                   ==========  ===========   ==========  ===========      =================


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
            FROM INCEPTION (AUGUST 11, 1998) THROUGH APRIL 30, 2001

                                  (UNAUDITED)


                                                                                                       Inception
                                                                      Nine Months ended            (August 11, 1998)
                                                   ---------------------------------------              through
                                                      April 30, 2001      April 30, 2000            April 30, 2001
                                                    ------------------  ------------------        -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                           $ 2,834           $ (64,302)              $ (207,771)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
          Depreciation for officer compensation               1,538                 900                    4,788
          Issuance of shares for officer compensation             -                   -                   52,500
          Issuance of shares for professional fee                 -               4,936                   30,064
          Issuance of shares for management fee                   -                                       38,500
          Officers salary applied to paid in capital              -              30,000                   38,410
          Office rent applied to paid in capital                300               1,350                    3,900


Changes in Operating assets and liabilities:
          Accounts receivable and other current assets      (14,715)             (6,228)                 (15,252)
          Accounts Payable and Accrued Liabilities           (4,975)              1,651                    2,100
                                                       ------------------  ------------------      -------------------
Net cash provided by (used in) operating activities         (15,019)            (31,693)                 (52,761)

CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchase of Property and equipment                      -                                       (3,600)
          Payment for license                                     -                                       (8,500)
                                                       ------------------  ------------------      -------------------
Net cash provided by (used in) investing activities               -                   -                  (12,100)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
          Issuance of common shares                          23,000              43,210                  117,940
          Cost of common share offering                           -              (1,113)                 (24,980)
                                                       ------------------  ------------------      -------------------
Net cash provided by (used in) financing activities          23,000              42,097                   92,960
                                                       ------------------  ------------------      -------------------

Net increase (decrease) in cash and cash equivalents          7,981              10,404                   28,098
Cash and cash equivalents, beginning of period               20,117                 300                        -
                                                       ------------------  ------------------      -------------------

Cash and cash equivalents, end of period                   $ 28,098            $ 10,704                 $ 28,098
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

                                 APRIL 30, 2001


NOTE 1 - BASIS OF PRESENTATION

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

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

         Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings
(loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

NOTE 4 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net profit of $2,834 for the nine months ended April 30, 2001 (unaudited) and has reported net losses of $207,771 from inception (August 11, 1998) to April 30, 2001 (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $15,019 for the nine months ended April 30, 2001 (unaudited) and has reported deficient cash flows from operating activities of $52,761 from inception (August 11, 1998) (unaudited). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($117,940). Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. The management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the year. The Company anticipates more orders to be submitted by agents and filled by the manufacturer in the year and the volume to increase which will contribute to attaining a profitable operations for the Company.

NOTE 5 - STOCKHOLDER'S EQUITY

         On October 31, 2000 the Company sold 1,800 shares of common stock at a price of $1.00 per share. In January 2001 the Company sold 21,200 shares of common stock at a price of $1.00 per share.

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

Overview

The Company was formed to license and distribute a line of bioengineered virility nutritional supplements, designed to enhance human male sperm count and potency (the "Product"). The Product is a nutritional supplement derived from natural materials and compounds. While the Company believes it contains properties that could stimulate human male sperm production and sexual virility, it does not make any claims whatsoever that the Product does in fact induce the desired results. The Company has not clinically tested the Product, nor has it been clinically tested in a previous formulation. There is no statistical data to support any claims of effectiveness and the Company makes no such clinical claims. In this manner, the Product could be compared to a vitamin or herb, in that it is a nutritional supplement taken by individuals who believe that such supplements will have an effect upon a certain condition whether or not such result has been determined clinically to be a product of utilizing the supplement. There are other nutritional supplements that claim to have similar effectiveness as the Company's Product. However, to the Company's knowledge, none of them have demonstrated recognized clinical effectiveness. On May 15, 2000, the manufacturer, Vitahealth Scientific Inc., a New York corporation ("Vitahealth"), filed a patent application in Israel covering the Product. The application was rejected in May 2001.

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

         Vitahealth and the Company have agreed upon certain minimal sales quotas to be maintained for the agreement to remain in effect. Should the sales levels fall below the sales quotas, the Company shall have the right to terminate the Licensing and Distribution Agreement. The sales quotas follow the following schedule; a) within the 2nd month of production and sales - a minimum of 22,500 capsules, b) within the 3rd month of production and sales - a minimum of 55,000 capsules, c) within the 6th month of production and sales - a minimum of 150,000 capsules and d) a minimum of 200,000 capsules for every month following the end of the 6th month of production and sales of the product. There is also a 10% increase in the sales quota effective annually on January 1, beginning January 1, 2000. The Company and Vitahealth are currently renegotiating the terms for the quotas.

Results of Operations

Three and nine months ended April 30, 2001 and 2000

During the three month period ended April 30, 2001, the Company incurred a loss of $12,181 compared to a loss of $14,414 for the same period ended April 30, 2000. Although the Company generated revenue for the three months ended April 30, 2001 in the amount of $8,240, as compared to zero for the same period in the prior year, operating expenses increased in the area of professional fees due to reporting compliance requirements. During the nine month period ended April 30, 2001, the Company generated a profit of $2,834 compared to a loss of $64,302 for the same period ended April 30, 2000. This was primarily driven by revenue in the amount of $36,760 generated in the nine months ended April 30, 2001 as compared to zero in the same period in the prior year as well as a decrease in salaries due to an officer of the Company waiving her salary in the period and lower selling, general and administrative expenses. The Company has an accumulated deficit since inception (August 11, 1998) of $207,771. The losses since inception were primarily driven by expenses incurred to bring the Company operational.

Revenues

During the three month period ended April 30, 2001, the Company's revenues were $8,240 compared to zero for the same period ended April 30, 2000. During the nine month period ended April 30, 2001, the Company revenues were $36,760 compared to zero for the same period ended April 30, 2000. Revenues are in the form of distributor fees derived principally from commissions received on the sale of product. Since inception (August 11,1998), revenues in the form of distributor fees derived from commissions received on the sale of product were $36,760.

Operating Expenses

During the three months ended April 30, 2001, the Company incurred $20,421 in operating expenses as compared to $14,414 in the same period in 2000. This increase was primarily in the area of professional fees due to reporting compliance requirements. During the nine months ended April 30, 2001, the company incurred $33,926 in operating expenses as compared to $64,302 in the same period in 2000. This decrease was primarily driven by a decrease in salaries in which an officer of the company waived her salary in the current quarter and lower selling, general and administrative expenses.

Depreciation

During the three month period ended April 30, 2001, the Company incurred depreciation expense in the amounts of $300 compared to $300 for the same periods in 2000. During the nine month period ending April 30, 2001, the Company incurred depreciation expense in the amounts of $900 compared to $900 for the same periods in 2000. Depreciation from inception is $3,300.

Liquidity

At April 30, 2001, the Company had $28,098 in cash and cash equivalents compared to $10,704 for the same period in 2000. The Company had a working capital of approximately $41,250 at April 30, 2001 compared to $13,931 for the same period in 2000. Net cash used in operating activities for the nine months ended April 30, 2001 was $15,019 compared to $31,693 for the same period in 2000 and $52,761 since inception. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

No cash was used in investing activities for the nine months ended April 30, 2001 or for the nine months ended April 30, 2001. Net cash used in investing activities since inception was $12,100. The net cash used was for the purchase of equipment and distributor rights.

Net cash provided by financing activities was a net of $23,000 for the nine months ended April 30, 2001 and $42,097 for the same period in 2000. Net cash provided since inception was $92,960. These amounts are primarily attributable from sale of shares through private placements for both periods.

On July 10, 2000, the Board of Directors approved a resolution authorizing the Company to commence a private placement offering to sell up to 75,000 shares of common stock at a price of $1.00 per share. For the nine months ended April 30, 2001, 23,000 shares of common stock had been sold. Since July 10, 2000, common shares totaling 28,600 have been sold from the private placement.

General Operations

As the Company only recently began to sell the Product, it is difficult for management to evaluate the growth curve of Product sales. Additionally, it is expected that the delays involved with initiating production has tarnished the earlier market 'excitement' for human sexual virility and potency products created by Viagra(R). When considering those factors, management believes it is likely that the initial sales quotas will not be met and it will have a right to terminate the Vitahealth Agreement pursuant to the sales quota clauses present in the agreement. Having considered the various factors involved with its right to terminate the agreement based on sales quota requirements, management has no plans to do so at this time. It is management's opinion, that there is a market for a human sexual potency nutritional supplement and is fully committed to providing Vitahealth with the opportunity to be the sole supplier of such a product to the Company. While the Company continues to review the sales numbers and retains the right to reevaluate its position on an ongoing basis, there are no plans or intentions at this time to exercise the Company's right to terminate the Vitahealth agreement due to sales quotas.

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

         At present, the primary cash outlays of the Company are for travel expenses and legal and accounting fees incurred by the Company as it prepares filings associated with being a reporting company (quarterly unaudited reports, annual reports, etc.). Management believes that between cash on hand, cash flow from revenues and anticipated equity financing there will be sufficient funds for the Company's operations for the next 12 months. The Company believes that further costs (such as salary for Mrs. Roth) are expected to be covered by revenue generated by the Company's sales. The agreement with Mrs. Roth calls for her to be paid up to $40,000 from the proceeds of sales of the Product. Should sales levels not allow for her to receive her full compensation, she will receive compensation from available funds after the Company satisfies all its other obligations. The only other anticipated expense not currently provided for is the advertising budget. Management is currently exploring various options including the sale of additional stock and/or warrants, bank financing or personal loans by management or family members. Other than as specifically identified, the Company does not forsee the need to raise additional funds in the next 12 months.

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

                  None

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K.

                  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIRILITEC INDUSTRIES, INC.



By: /s/Bella Roth
       Bella Roth, Chairman of the Board


June 12, 2001