Form 10KSB
period 2001-07-31
VIRILITEC INDUSTRIES INC
filed 2001-10-17
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended July 31, 2001         Commission File Number  0-25659

                           VIRILITEC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                        11-3447894
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                        Identification No.)

236 Broadway Ave., Suite 201, Brooklyn, NY                  11211
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including Area Code: (800) 775-0712 ext. 4144

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                         Common Stock, par value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30, 2001: $1,671,195

The number of shares outstanding of Registrant's Common Stock as of September 30, 2001: 4,739,130

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

         Due to the nature of the Product, and the high cost of qualifying for US FDA approval, management determined that the best way to market the Product initially was to pursue sales internationally. The Company has not received any professional or governmental opinion that it would not be subject to governmental regulation in those countries in which the Company intends to sell the Product. However, in the Company's research of the market (via the internet, contacts with other providers of nutritional supplements and informal discussions with counsel), the Company has found overseas markets to be much more liberal in regulation than the United States. In fact a principal of Vitahealth (the Company's supplier) has sold a similar product to the overseas market without governmental regulatory involvement. As such, the Company has identified independent sales agents in England and Israel where it could, in the opinion of management, successfully introduce the Product with little or no regulatory approval needed. Due to the delays involved with commencing Product production, the Company was uncertain as to the start of the sales process and could not, in good faith, make commitments to potential distributors. As such, management has delayed interviewing potential distributors in other countries. As soon as sales via the Israel and England distributors are established, the Company will resume its efforts to identify and engage additional international distributors.

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

         The industry is extremely fragmented. There are many small operators - companies or individuals that sell nutritional supplements, and as such it is difficult to accurately determine what market share a specific vendor has. Additionally, while a principal of the Company's supplier has sold an earlier version of the Product, the Company is still deemed a newcomer selling its first product, and as such has no established position in the industry.

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

         The Company has paid an initial non-refundable one time $8,500 licensing fee to Vitahealth. The Company will also pay Vitahealth an annual fee of $10,000, beginning 90 days after the Product is manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payment's due date, as long as the Licensing and Distribution Agreement has not been terminated for any reason before the date such payment is due. Due to the longer than expected delays, the Company and Vitahealth have agreed to waive the $10,000 annual fee for this year. The agreement also calls for Vitahealth to be paid $1.45 per capsule of the product - to be sold in thirty day supplies (the Product's expected minimum usage period before a user would potentially achieve positive results). The Company expects to continue distributing the Product to its sales agents for $1.85 per capsule (thereby making $0.40 per capsule), and the Company's independent sales agents are projected to continue sell them for approximately $2.15 to $2.25 per capsule.

         As of July 31, 1999 Vitahealth had not yet completed construction of its manufacturing facility, so the Company allowed Vitahealth a 95 day period from the signing of the Licensing Agreement before the Product would be ready for production and sale. Should the Product not be ready at such time, the Company had the right to either terminate the agreement within the following 30 days or extend the production deadline. As the production facility was not timely completed, the Company and Vitahealth agreed to extend the 95 day production deadline until September 30, 1999, when it believed the Product would be available.

         Vitahealth and the Company have agreed upon certain minimal sales quotas to be maintained for the License Agreement to remain in effect. Should the sales levels fall below the sales quotas, the Company shall have the right to terminate the Licensing and Distribution Agreement. The sales quotas follow the following schedule; a) within the 2nd month of production and sales - a minimum of 22,500 capsules, b) within the 3rd month of production and sales - a minimum of 55,000 capsules, c) within the 6th month of production and sales - a minimum of 150,000 capsules, d) a minimum of 200,000 capsules for every month following the end of the 6th month of production and sales of the product. There is also a 10% increase in the sales quota effective annually on January 1, beginning January 1, 2000. The Company and Vitahealth are currently renegotiating the terms for the quotas.

Marketing and Growth

         With the broad based recognition of products such as Pfizer's Viagra(R), Management believes the market is ready for the introduction of nutritional supplements designed to enhance human male potency and sperm count on a long term basis. Should the Company begin distribution of the Product domestically, it will be subject to regulation by the U.S. Food and Drug Administration ("FDA") and most likely also by the Federal Trade Commission ("FTC") but possibly under similar circumstances as standards applied to other mainstream food company product lines. However, certain more stringent regulations can be applied by the FDA and FTC to companies making health and/or nutritional claims beyond those approved by existing regulations. While the Company does not believe the more stringent regulations will apply, it cannot be certain. Therefore, the Company intends to distribute the Product internationally, at least initially.

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

Acquisitions

         The Company has no specific acquisition plans at this time. However, the Company is looking to expand its product line by acquiring rights to other natural products.

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

                                     PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (a) Market Information

         On February 6, 2001, the Company's Common Stock began being quoted on the NASDAQ Over-The-Counter Bulletin Board (OTC:BB) under the symbol VRLT. The following chart shows the high and low closing price of the Common Stock for each fiscal quarter since public trading started:

               Fiscal
            Quarter Ended              High                    Low
            -------------              ----                    ---
              4/30/01                  $4.00                   $.10
              7/31/01                  $2.50                   $.90

         The Company currently has 42,100 class A warrants issued and outstanding. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $10.00, subject to adjustment, through the first anniversary of the date the Company's Shares are initially approved for trading in any public market.

         Under the terms of the Company's licensing agreement, the Company has agreed to grant Vitahealth stock options to purchase up to 300,000 additional restricted shares of the Common Stock of the Company for a period of 5 years beginning June 30, 1999 according to the following schedule:


Date Option to be Effective         Amount of Options                  Exercise Price (per Share)
----------------------------      --------------------                 ---------------------------
         6/30/1999                  100,000                                    $10.00
        11/30/1999                  100,000                                    $10.00
         6/30/2000                  100,000                                    $10.00


         The Company has also granted stock options to the following officers to purchase additional shares of common stock of the Company according to the following schedule:


Name of Option Holder               Amount of Options                  Exercise Price (per Share)
----------------------------      --------------------                 ---------------------------
Bella Roth                               175,000                                $2.50
Bella Roth                               150,000                                $4.00
Arnold Lipton, M.D.                       25,000                                $2.00
Arnold Lipton, M.D.                       50,000                                $3.00
Moshe Laufer                              25,000                                $2.50
Moshe Laufer                              50,000                                $4.00


         The shares underlying the options issued to Vitahealth and the officers have no registration rights.

         Of the 4,739,130 shares of common stock outstanding, 3,747,030 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

         On September 30, 2001, there were 168 holders of the Company's common stock, and 9 holders of the Company's Class A Warrants.

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

(d) Recent Sales of Unregistered Securities

         During the fiscal year ended July 31, 2001, the Company sold a total of 23,000 shares of Common Stock at a price of $1.00 per share. The sales were made pursuant to Rule 506 and all of the purchasers were accredited investors.

ITEM 6.  PLAN OF OPERATIONS

Selected Financial Data

         The following selected financial data for the fiscal year ended July 31, 2001 and for the period August 11, 1998 (inception) through July 31, 2001 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company and Predecessor.

Statement of Operations Data

                                    Fiscal Year                From 8/11/98
                                    Ended                     (inception) to
                                    7/31/01                       7/31/01
                                    ------------               --------------
Net Revenues                         $45,320                     $ 55,520
Cost and Expenses                    (27,228)                    (240,303)
General and Administrative
         Expenses                    (24,768)                     (32,523)
Interest Income                          -0-                           24
Income Taxes                             -0-                           -0-
Net Loss                             (6,676)                     (217,281)
Loss Per Share                      $ (.001)                     $    (??)

Balance Sheet Data

                       July 31, 2001
                       -------------
Working Capital        $ 32,253
Total Assets             43,053
Total Liabilities         4,000
Stockholders' Equity   $ 39,503

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

Results of Operations

Twelve months ended July 31, 2001 and 2000

         During the twelve month period ending July 31, 2001, the Company incurred a loss of $6,676 compared to a loss of $38,251 for the same period ended July 31, 2000. The main component contributing to the decrease in loss from year to year was the revenue generated by the Company during fiscal 2001.

Revenues

         During the twelve month period ending July 31, 2001, the Company's revenues were $45,320 compared to $10,200 for the same period ended July 31, 2000. Revenues are principally commissions received on the sale of Product. The increase of revenue from year to year is due to increased volume of capsules sold from year to year.

Operating Expenses

         During the twelve months ended July 31, 2001, the Company incurred $51,996 in operating expenses as compared to $48,451 for the same period in 2000. This increase was primarily driven in the area of general and administrative expenses offset by a decrease in travel and professional fees.

Material changes in financial condition, liquidity and capital resources

         At July 31, 2001, the Company had $22,220 in cash and cash equivalents compared to $20,117 for the same period in 2000. The Company had working capital of approximately $32,253 at July 31, 2001 compared to $13,579 for the same period in 2000. Net cash used in operating activities for the twelve months ended July 31, 2001 was $20,896 compared to $29,214 for the same period in 2000 and $58,640 since inception. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

         No cash was used in investing activities for the twelve months ended July 31, 2001 or for the twelve months ended July 31, 2001. Net cash used in investing activities since inception was $12,100. The net cash used was for the purchase of equipment and distributor rights.

         Net cash provided by financing activities was a net of $23,000 for the twelve months ended July 31, 2001 and $40,030 for the same period in 2000. Net cash provided since inception was $92,960. These amounts are primarily attributable from sale of shares through private placements for both periods.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Disclosure regarding a change in accountants in October 2000 was made in the Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age              Position
--------                           ----             ---------
Bella Roth                          51              President & Chairman of
                                                    the Board
Arnold A. Lipton, M.D.              71              VP - Scientific Advisor &
                                                    Director
Moshe Laufer                        42              Secretary/Treasurer &
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

Compensation of Directors

         No Director receives any cash compensation for their service as a Director. Each Director of the Company is entitled to receive 5,000 restricted Shares of the Common Stock of the Company per year, provided they attend no less than 50% of the Board of Directors meeting in that year.

ITEM 10.  EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS

(a) General

         Commencing November 12, 1998, the Company has agreed to pay Mrs. Bella Roth, its President & Chairman of the Board of Directors, an annual salary of $40,000. Mrs. Roth's compensation was disclaimed for this year and last year. Mrs. Roth provides her services on a full-time basis. While the Company did not pay Mrs. Roth any salary during fiscal year 1999, the Company's financial statements for that period reflect the pro-rata amount under general and administrative expenses with a corresponding amount in paid-in-capital. Similarly, $52,500 is reflected as "other compensation expense" and "additional paid-in-capital" on the Company's financial statements. No executive officer or employee of the Company is paid more than $100,000 per year in salary and benefits.

(b) Summary Compensation Table



                           SUMMARY COMPENSATION TABLE

Name and                                                    Other          Long-term
Principal Position         Year       Salary       Bonus    Compensation   Compensation: Options (1)
------------------         ----     --------       -----    ------------   -------------------------
Bella Roth                 2000          0           0           0                      0
President &                1999          0           0           0                      0
Chairman                   1998    $31,282(3)        0     $50,000(2)              325,000 options worth $0

Arnold Lipton, M.D.        2000          0           0           0                      0
V.P.-Scientific            1999          0           0           0                      0
Advisor &                  1998          0           0      $2,500(2)               75,000 options worth $0
Director

Moshe Laufer               2000          0           0           0                      0
Secretary,                 1999          0           0           0                      0
Treasurer &                1998          0           0           0                  75,000 options worth $0
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

None

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

None

(e) Long Term Incentive Plan ("LTIP") Awards Table

None

(f) Compensation of Directors

         Commencing January 1, 1999 each Director shall receive 5,000 restricted shares annually. Said compensation is contingent upon attendance at no less than 50% of that year's Board of Director's meetings. These shares have not yet been issued over the last 3 years.

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

(h) Report on Repricings of Options/SARs

None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 2001, no transactions occurred which required the filing of any forms under Section 16(a).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth, as of September 30, 2001, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of its outstanding

Common Stock, (ii) each of its officers and directors, and (iii) all of its officers and directors as a group.



                           Name and Address          Amount and Nature
Title of Class             of Beneficial Owner       of Beneficial Owner                 Percent of Class
--------------             --------------------------------------------------------------------------------------
Common Stock               Bella Roth                   3,825,000(1)                           75.5%
                           543 Bedford Ave.
                           Brooklyn, NY

Common Stock               Moshe Laufer                   175,000(2)                            3.6%
                           172 Rodney Street
                           Brooklyn, NY

Common Stock               Arnold Lipton, M.D.            100,000(2)                            2.1%
                           225 West 86 Street
                           New York, NY

Common Stock               Vitahealth Scientific, Inc.    300,000(4)                            6.0%
                           c/o Virilitec Industries, Inc.
                           236 Broadway Ave.,
                           Suite 201
                           Brooklyn, NY 11211

Common Stock               All Directors and            4,100,000(3)                           79.0%
                           Executive Officers
                           as a Group


(1) Includes underlying securities for 325,000 options to purchase additional shares of common stock. Does not include 3,800 shares owned by adult daughter residing in home. Mrs. Roth disclaims beneficial ownership of these shares.
(2) Includes underlying securities for 75,000 options to purchase additional shares of common stock.
(3) Includes underlying securities for an aggregate of 475,000 options to purchase additional shares of common stock.
(4) Consists of currently exercisable stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended July 31, 2001, the Company paid $19,000 to a corporation owned by Mrs. Roth's husband. Payment was for the provision of management, administrative and consulting services and use of office space and equipment.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

1.  Financial Statements
         The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.
2.  Not Applicable.
3.  None.

(b) Reports on Form 8-K
None.

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Virilitec Industries, Inc.

We have audited the accompanying balance sheets of Virilitec Industries, Inc. (a company in the development stage) as of July 31, 2001 and 2000 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virilitec Industries, Inc. at July 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Mark Cohen C.P.A.
A Sole Proprietor Firm

Hollywood, Florida
October 08, 2001

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                           AT JULY 31, 2001 AND 2000



                                     Assets

                                                                                   July 31, 2001           July 31, 2000
                                                                                   -------------           -------------
Current Assets
     Cash and cash equivalents                                                       $ 22,220                $ 20,117
     Receivables - net                                                                 12,297                       -
     Other current assets (principally related party)                                   1,735                     537

       Total current assets                                                            36,253                  20,654
Property and equipment, net                                                                 -                   1,200
Other Assets                                                                            6,800                   7,650
                                                                                   -------------           -------------
       Total assets                                                                    43,053                  29,504
                                                                                   =============           =============
                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable                                                                       -                   3,075
     Other current liabilities                                                          4,000                   4,000

       Total current liabilities                                                        4,000                   7,075

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                        474                     472
          issued and outstanding - 4,739,130 in 2000 4,716,130 in 2000
     Paid in Capital                                                                  255,860                 232,562
     Deficit accumulated during the development stage                                (217,281)               (210,605)
                                                                                   -------------           -------------
       Total Shareholder's Equity                                                      39,053                  22,429
                                                                                   =============           =============
        Total liabilities and shareholder's equity                                   $ 43,053                $ 29,504

Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.


                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000
               FROM INCEPTION (AUGUST 11, 1998) TO JULY 31, 2001


                                                                                                              Inception
                                                                                                          (August 11, 1998)
                                                                                 Years Ended                   through
                                                                   July 31, 2001        July 31, 2000       July 31, 2001
                                                               -------------------------------------------------------------
Sales Arranged                                                   $ 243,595             $54,825               $ 298,420
                                                               ==============       ==============       ===================

Revenue                                                           $ 45,320             $10,200               $  55,520

Operating expenses:
       Salaries and payroll related                                      -                   -                  38,460
       Other compensation expense                                        -                   -                  52,500
       Management fees                                                   -                   -                  38,500
       Travel                                                        4,500              14,183                  24,463
       Rent                                                          3,300               1,800                   6,900
       Depreciation                                                  1,200               1,200                   3,600
       Amortization                                                    850                 850                   1,700
       Professional fees                                            17,378              26,738                  74,180
       Selling, general and administrative expenses                 24,768               3,681                  32,523
                                                               --------------       --------------       -------------------
          Total operating expenses                                  51,996              48,451                 272,826

          Loss before other income (expense)                        (6,676)            (38,251)               (217,305)

Other income (expense):
       Interest income                                                   -                   -                      24
                                                               --------------       --------------       -------------------
          Total other income (expense)                                   -                   -                      24

                                                               --------------       --------------       -------------------
Net Loss                                                            (6,676)            (38,251)               (217,281)
                                                               ==============       ==============       ===================

Basic weighted average common shares outstanding                 4,728,391           4,704,135
                                                               ==============       ==============

Basic Loss per common share                                       $ (0.001)           $ (0.008)
                                                               ==============       ==============

Read the accompanying summary of significant accounting policies and notes to financial statemetns, both of which are an integral part of this financial statement.


                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF SHAREHOLDERS' EQUITY
             FROM INCEPTION (AUGUST 11, 1998) THROUGH JULY 31, 2001



                                                                                                          Accumulated
                                                                      Common Stock                        Deficit during     Total
                                                  ----------------------------------------   Paid in      Development  Shareholder's
                                                    Shares       Par Value      Amount       Capital         Stage          Equity
                                                  ------------  ------------  ------------ -------------  -------------  -----------

Balance, beginning:  August 11, 1998                        -           $ -           $ -           $ -        $ -           $ -

August 11, 1998 - Issuance of shares                3,100,000        0.0001           310          (310)                       -

Proceeds from the sale of Common Stock                933,000        0.0001            93        41,417                     41,510

September 18, 1998 - Issuance of shares for            50,000        0.0001             5        10,091                     10,096
professional fees

December 31, 1998 - Issuance of shares as             525,000        0.0001            53        52,447                     52,500
compensation to officers

Proceeds from the sale of common stock                  4,100        0.0001             0         4,400                      4,400

March 30, 1999 Issuance of shares for mgmt fee         55,000        0.0001             6        38,494                     38,500

July 31, 1999 - Officer's salary from August 1998                                                38,410                     38,410
to July 31, 1999 applied against paid in capital

July 31, 1999 - Office rent from August 1998                                                      1,800                      1,800
to July 31, 1999 applied against paid in capital

July 31, 1999 - Amortization of Issuance of shares for                                           19,968                     19,968
professional fees

July 31, 1999 - Stock issuance costs applied                                                    (24,980)                   (24,980)
against paid in capital

Net loss year ended July 31, 1999                                                                             (172,354)   (172,354)
                                                 ------------  ------------  ------------ -------------  -------------  -----------
Balance, ending July 31, 1999:                      4,667,100                         467       181,737       (172,354)      9,850

Proceeds from the sale of common stock                 49,030        0.0001             5        49,025                     49,030

July 31, 2000 - Office rent from August 1999                                                      1,800                      1,800
through July 31, 2000 applied against paid in capital

Net loss year ended July 31, 2000                                                                              (38,251)    (38,251)
                                                  ------------  ------------  ------------ -------------  -------------  ----------
Balance, ending July 31, 2000                       4,716,130      $ 0.0001         $ 472     $ 232,562     $ (210,605)   $ 22,429

Proceeds from the sale of common stock                 23,000        0.0001             2        22,998                     23,000

Sept 30, 2000 - Office rent from August 2000                                                        300                        300
through Sept 30, 2000 applied against paid in capital

Net loss year ended July 31, 2001                                                                               (6,676)     (6,676)
                                                  ------------  ------------  ------------ -------------  -------------  ----------
                                                    4,739,130      $ 0.0001         $ 474     $ 255,860     $ (217,281)   $ 39,053
                                                  ============  ============  ============ =============  =============  ==========

Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.


                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000
             FROM INCEPTION (AUGUST 11, 1998) THROUGH JULY 31, 2001


                                                                                                             Inception
                                                                                                         (August 11, 1998)
                                                                                  Years Ended                  through
                                                                    July 31, 2001       July 31, 2000       July 31, 2001
                                                                 -----------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                    $ (6,676)          $ (38,251)            $ (217,282)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
            Depreciation and amortization                               2,050               2,050                  5,300
            Issuance of shares for officer compensation                     -                   -                 52,500
            Issuance of shares for professional fees                        -                   -                 30,064
            Issuance of shares for management fee                           -                   -                 38,500
            Officers salary applied to paid in capital                      -                   -                 38,410
            Office rent applied to paid in capital                        300               1,800                  3,900


Changes in Operating assets and liabilities:
            Other current assets                                      (13,495)               (537)               (14,032)
            Accounts Payable and Accrued Liabilities                   (3,075)              5,725                  4,000
                                                                 -------------       -------------       -------------------
Net cash provided by/(used in) operating activities                   (20,896)            (29,214)               (58,640)

CASH FLOWS FROM INVESTING ACTIVITIES:

            Purchase of Property and equipment                              -                   -                 (3,600)
            Payment for license                                             -                   -                 (8,500)
                                                                 -------------       -------------       -------------------
Net cash provided by/(used in) investing activities                         -                   -                (12,100)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
              Issuance of common shares                                23,000              49,030                 117,940
              Cost of common share offering                                 -                   -                 (24,980)
                                                                 -------------       -------------       -------------------
Net cash provided by/(used in) financing activities                    23,000              49,030                  92,960
                                                                 -------------       -------------       -------------------
Net increase (decrease) in cash and cash equivalents                    2,103              19,817                  22,220
Cash and cash equivalents, beginning of period                         20,117                 300                       -
                                                                 -------------       -------------       -------------------
Cash and cash equivalents, end of period                             $ 22,220            $ 20,117                $ 22,220
                                                                 =============       =============       ===================

Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.


                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

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

                                                         Estimate Useful Life
                                                                (In Years)

         Computer Equipment & Software................................3

The cost of fixed assets retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in net earnings. Maintenance and repairs are expensed as incurred.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                            JULY 31, 20001 AND 2000

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

Earnings (Loss) per share calculation

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

NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

Property and Equipment:                          2001           2000
                                                ------         -----

Computer Equipment.............................$3,600         $3,600
Less: Accumulated depreciation..................3,600          1,200
                                                ------         -----
         Property and equipment, net...........$  -           $2,400
                                                ======         =====

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

NOTE 4 - COMMITMENTS AND CONTIGENCIES

Distribution Agreement

         On August 25, 1998, the Company entered into an exclusive distribution agreement with a manufacturer of bioengineered viritlity supplements whereby the Company was granted exclusive rights to distribute a certain nutritional supplement designed to enhance human male sperm count and potency. The term of the agreement is 50 years. The Company's independent sales agents will place orders with payment directly with the manufacturer who will fill the orders and forward the Company's portion of the sales proceeds to the Company. A non-refundable one-time fee of $8,500.00 has been paid by the Company. An annual payment of $10,000 as a license fee is due and payable 90 days after the product is initially manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payments due date. Due to the low volume of orders, the manufactured agreed to waive the annual payment of $10,000 due from the Company as a license fee for 2001 and 2000.

Leases

         The Company maintained its corporate offices at an office of one of its shareholders at 100 Cedarhurst Ave. Suite 201, Cedarhurst, NY 11516 at a cost of $150 monthly. No payments have been made to the shareholder for the rent cost. The company included rent expense of $1,800 for the fiscal year ended July 31, 2000 in the financial statements with a corresponding offset to paid in capital. The company included rent expense of $300 for August 2001 and September 2001 in the financial statements with a corresponding offset to paid in capital. In October 2000, the company relocated and maintains its corporate office at 236 Broadway Ave - Suite 201, Brooklyn, NY 11211 on a month to month basis at a cost of $300.00 per month.

Private Placement Offering

         On July 10, 2000 the Board of Directors approved a Private Placement Offering, whereby the Company will sell up to 75,000 shares of common stock at a price of $1.00 per share.

NOTE 5 - COMMON STOCK

         From August 1999 through July 2000, the Company sold 49,030 shares of common stock at a price of $1.00 per share.

         From August 2000 through July 2001, the Company sold 23,000 shares of common stock at a price of $1.00 per share.

NOTE 6 - PAID IN CAPITAL

         On July 31, 2000, the Company incurred office rent in the amount of $1,800. During the fiscal year ended July 31, 2000 the Company maintained its corporate offices at an office of one of its shareholders. This amount was applied against paid in capital since it was not paid and deemed contributed by the shareholder.

         The company incurred office rent for August 2000 and September 2000 totaling $300 for maintaining its corporate offices at an office of one of its shareholders. This amount was applied against paid in capital since it was not paid and deemed contributed by the shareholder.

                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

NOTE 7 -  WARRANTS AND OPTIONS

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


                                                                              Year ended       Year ended
         FAS 123 "Accounting for stock based compensation                   July 31, 2001     July 31, 2000
         Paragraph 47 (a)                                                   -------------     -------------
         1.   Beginning of year - outstanding
              i. number of options                                               475,000           475,000
              ii.weighted average exercise price                                    3.16              3.16
         2.   End of year - outstanding
              i. number of options                                               475,000           475,000
              ii.weighted average exercise price                                    3.16              3.16
         3.   End of year - exercisable
              i. number of options                                               475,000           475,000
              ii.weighted average exercise price                                    3.16              3.16


                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

NOTE 8 -  WARRANTS AND OPTIONS (continued)


         4.   During the year - Granted
               i. number of options                                                   0                  0
              ii. weighted average exercise price                                     0                  0
         5.   During the year - Exercised
               i. number of options                                                   0                  0
               ii.weighted average exercise price                                     0                  0
         6.   During the year - Forfeited
               i. number of options                                                   0                  0
               ii.weighted average exercise price                                     0                  0
         7.   During the year - Expired
               i. number of options                                                   0                  0
               ii.weighted average exercise price                                     0                  0

          Paragraph 47 (b) Weighted-average grant-date fair value of options granted during the year:

          1.   Equals market price                                                                       0
          2.   Exceeds market price                                                                   2.44
          3.   Less than market price                                                                    0

         Paragraph 47(C)Equity instruments other than options                       none               none

         Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:
1.       Weighted average risk-free interest rate                                   N/A                N/A
2.       Weighted average expected life (in months)                                 N/A                N/A
3.       Weighted average expected volatility                                       N/A                N/A

4.       Weighted average expected dividends                                        N/A                N/A

         Paragraph 47(e) Total compensation cost recognized in income for             0                  0
         stock-based employee compensation awards.

         Paragraph 47(f) The terms of significant modifications of none none outstanding awards. Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:
1.       (a) Range of exercise prices                                       $2.00-$4.00        $2.00-$4.00
              (b) Weighted-average exercise price                                  2.44               2.44
         2.    Weighted-average remaining contractual life (in months)            12.00              24.00


                                                                                                Inception
                                                                                              Aug. 11, 1998
                                                          Year ended    Year ended              Through
                                                        July 31, 2001  July 31, 2000          July 31, 2000
                                                        -------------  -------------          -------------
     Net Income after proforma effect                      (6,676)        (38,251)               (210,605)
     Earnings per share after proforma effect            $ (0.001)       $ (0.008)


                           VIRILITEC INDUSTRIES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

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

                                           VIRILITEC INDUSTRIES, INC.


                                        By:/s/Bella Roth
                                              Bella Roth
                                              President

Dated: 16th day of October, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


/s/Bella Roth
---------------------                                Date: October 16, 2001
Bella Roth
President and Chairman
(Chief Executive Officer)

/s/Moshe Laufer
---------------------                                Date: October 16, 2001
Moshe Laufer
Secretary/Treasurer and Director
(Chief Financial/Accounting Officer)



----------------------                               Date: October 16, 2001
Arnold A. Lipton, M.D.
V.P. and Director