Form 10QSB
period 2001-10-31
VIRILITEC INDUSTRIES INC
filed 2001-12-17
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2001

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

YES [X]    NO [  ]

As of October 31, 2001 the Registrant had 4,739,130 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended October 31, 2001



                                                                 Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of October 31, 2001                          3

     Statement of Income for the three months ended                4
     October 31, 2001 and 2000

     Statement of Cash Flows for the three months ended            5
     October 31, 2001 and 2000

     Notes to the Financial Statements for the three months        6
     ended October 31, 2001

Item 2.  Management's Discussion and Analysis                     7-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                          11

Item 2.  Changes in Securities                                      11

Item 3.  Defaults Upon Senior Securities                            11

Item 4.  Submission of Matters to a Vote of Security Holders        11

Item 5.  Other Information                                          11

Item 6.  Exhibits and Reports on Form 8-K                           12


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           VIRILITEC INDUSTRIES, INC.
                                 BALANCE SHEET
                              AT OCTOBER 31, 2001
                                  (UNAUDITED)


                                     Assets


Current Assets
     Cash and cash equivalents                                                                    $ 250
     Receivables - net                                                                           34,297
     Other current assets                                                                           992
                                                                                          ------------------
       Total current assets                                                                      35,539
Other Assets                                                                                      6,588

       Total assets                                                                              42,127
                                                                                          ==================

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                                                    10,192
                                                                                          ------------------
       Total current liabilities                                                                 10,192

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                                  474
          issued and outstanding - 4,739,130
     Paid in Capital                                                                            255,860
     Accumulated deficit                                                                       (224,399)
                                                                                          ------------------
       Total Shareholder's Equity                                                                31,935

        Total liabilities and shareholder's equity                                             $ 42,127
                                                                                          ==================

Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.


                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                        Three months ended
                                                           October 31, 2001         October 31, 2000
                                                          -------------------------------------------------

Sales Arranged                                                   $ 38,710                 $ 103,226
                                                             =================        =================

Revenue                                                           $ 7,200                  $ 19,200

Operating expenses:
       Research & Development                                       5,500                         -
       Consulting                                                   5,092                         -
       Rent                                                           900                       600
       Depreciation                                                     -                       300
       Amortization                                                   213                       213
       Professional fees                                              500                     8,075
       Selling, general and administrative expenses                 2,113                       120
                                                             -----------------        -----------------
          Total operating expenses                                 14,317                     9,308

          Loss before other income (expense)                       (7,117)                    9,893

Other income (expense):
       Interest income                                                  -                         -
                                                             -----------------        -----------------
          Total other income (expense)                                  -                         -

                                                             -----------------        -----------------
Net Loss                                                            (7,117)                   9,893
                                                             =================        =================

Basic weighted average common shares outstanding                 4,739,130                4,716,130
                                                             =================        =================

Basic Loss per common share                                       $ (0.002)                 $ 0.002
                                                             =================        =================

Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.


                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF CASH FLOWS
                FOR THE QUARTERS ENDED OCTOBER 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                                Three months ended
                                                                    October 31, 2001        October 31, 2000
                                                               ------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                         $ (7,117)               $ 9,893
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                    213                    513
              Office rent applied to paid in capital                             -                    300


Changes in Operating assets and liabilities:
              Accounts Receivable and other current assets                 (21,257)               (19,200)
              Accounts Payable and Accrued Liabilities                       6,192                 (2,775)
                                                                      ----------------       ----------------
Net cash provided by/(used in) operating activities                        (21,969)               (11,270)


CASH FLOWS FROM INVESTING ACTIVITIES:

              Purchase of Property and equipment                                 -                      -
              Payment for license                                                -                      -
                                                                      ----------------       ----------------

Net cash provided by/(used in) investing activities                              -                      -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
                Issuance of common shares                                        -                  1,800
                Cost of common share offering                                    -                      -
                                                                       ----------------      ----------------

Net cash provided by/(used in) financing activities                              -                  1,800
                                                                       ----------------      ----------------
Net increase (decrease) in cash and cash equivalents                       (21,970)                (9,470)
Cash and cash equivalents, beginning of period                              22,220                 20,117
                                                                       ----------------      ----------------

Cash and cash equivalents, end of period                                     $ 250               $ 10,647
                                                                       ================      ================

Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.


                           VIRILITEC INDUSTRIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Unaudited)

                                OCTOBER 31, 2001


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Virilitec Industries, Inc. have been prepared in accordance with generally accepted
accounting   principles  for  interim   financial   information   and  with  the
instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         The accompanying financial statements reflect Virilitec Industries, Inc. is no longer considered to be in the development stage. From inception (August 11, 1998) through July 31, 2001, The Company was considered to be in the development stage.

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

         On August 9, 2001, the Company entered into an agreement with Meditech International KFT/LTD, a corporation formed and based in Hungary, to finance the development and manufacture of a cream and spray for use by people suffering from psoriasis and another neutracudical product. Under the terms of the Agreement, the Company will invest $200,000 by September 15, 2002 in return for profits from these products ranging from 67% to 74%. Neither of these products are regulated as drugs and no claims of medicinal value are claimed.

Results of Operations

Three and months ended October 31, 2001 and 2000

         During the three month period ending October 31, 2001, the Company incurred a loss of $7,117 compared to a profit of $9,893 for the same period ended October 31, 2000. The company generated revenues for the three months ended October 31, 2001 in the amount of $7,200, as compared to $19,200 for the same period in the prior year. Operating expenses during the quarter increased to $14,317 from $9,308 in the corresponding quarter in 2000.

         During the three month period ending October 31, 2001, the Company incurred a loss of $7,117 compared to generating a profit $9,893 for the same period ended October 31, 2000. This was primarily due to a decrease in revenue for the three months ended October 31, 2001 compared to the same period in the prior year as well as an increase in research and development and consulting expenses. The Company has an accumulated deficit since inception (August 11, 1998) of $224,399. The losses since inception were primarily driven by expenses incurred to bring the Company operational.

Revenues

         During the three month period ending October 31, 2001, the Company's revenues were $7,200 compared to $19,200 for the same period ended October 31, 2000. Revenues are in the form of distributor fees derived principally from commissions received on the sale of Product. Sales of the Product during the period decreased from $103,226 during last year's quarter to $38,710 in the recently completed quarter.

Operating Expenses

         During the three months ended October 31, 2001, the company incurred $14,317 in operating expenses as compared to $9,308 in the same period in 2000. This increase was primarily driven in the area of research and development of $5,500 relating to the new products and consulting fees in the amount of $5,092 due to contractual commitments entered into by the Company during this current quarter. These higher expenses were offset by a decrease of approximately $7,500 in professional fees over the same period in 2000 due to reporting compliance requirements.

Material changes in financial condition, liquidity and capital resources

         At October 31, 2001, the Company had $250 in cash and cash equivalents compared to $10,647 for the same period in 2000. The Company had a working capital of approximately $25,347 at October 31, 2001 compared to $26,084 for the same period in 2000. Net cash used in operating activities for the three months ended October 31, 2001 was $21,969 compared to $11,270 for the same period in 2000 and $52,761. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

         No cash was used in investing activities for the three months ended October 31, 2001 or for the three months ended October 31, 2000.

         Net cash provided by financing activities was zero for the three months ended October 31, 2001 and $1,800 for the same period in 2000. These amounts are primarily attributable from sale of shares through private placements.

General Operations/Liquidity

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

         At present the primary cash outlays of the Company are for travel expenses and legal and accounting fees incurred by the Company as it prepares filings associated with being a reporting company (quarterly unaudited reports, annual reports, etc.). Management believes that between cash on hand, cash flow from revenues and anticipated equity financing there will be sufficient funds for the Company's operations for the next 12 months, although the Company does not have specific plans how it will raise any funds. The Company believes that further costs (such as salary for Mrs. Roth) are expected to be covered by revenue generated by the Company's sales. The agreement with Mrs. Roth calls for her to be paid up to $40,000 from the proceeds of sales of the Product. Should sales levels not allow for her to receive her full compensation, she will receive compensation from available funds after the Company satisfies all its other obligations. The only other anticipated expense not currently provided for is the advertising budget. Management is currently exploring various options including the sale of additional stock and/or warrants, bank financing or personal loans by management or family members.

         The Company does not expect to purchase or sell a plant or significant amounts of equipment. The Company intends to retain marketing and public relations consultants as necessary, and to hire support staff for its President only if warranted by its sales volume on an as needed basis.

New Product

         As disclosed above, the Company has committed to invest $200,000 by September 15, 2002 in a foreign corporation for the development and manufacture of a cream and spray for use by people with psoriasis and another product in the neutracudical field. By expanding its product line, the Company hopes to increase its revenues. In order to fund its obligations, the Company intends to commence an equity financing during the first half of 2002 to raise up to $1 million. The Company has no specific plans as to how it will raise these funds. No assurance can be given that the financing will be successful.

Scientific Advisory Board

         During the quarter, the Company formed a Scientific Advisory Board to consist of people with experience in medicine and related fields for the purpose of having access to qualified people to advise the Company with regard to its existing products and to review additional products.

         During August, the Company appointed Dr. Albert M. Lefkowitz to be Chairman of the Scientific Advisory Board. Dr. Lefkowitz is a world renowned medical doctor with a specialty in dermatology. Dr. Lefkowitz has been associated with the Mt. Sinai School of Medicine in New York City for more than 35 years and has received numerous honors and awards. Dr. Lefkowitz has also been associated with the New York Medical College since 1966. Dr. Lefkowitz has performed research work on lupus erythematosus at the State University of New York, has authored fourteen papers in the field of dermatology and has participated in lectures and presentations in over forty programs.

         The Company also appointed Jerry G. Kilgore to the Scientific Advisory Board. Mr. Kilgore has been employed since 1984 as the President of MicroTech Medical. From 1974 to 1981 he was a developmental microbiologist at St. Joseph Hospital, Denver, Colorado during which time he participated in numerous microbiology projects with primary emphasis on the effects of antibiotics. Mr. Kilgore was the laboratory director at the U.S. Kirk Army Hospital, Aberdeen Proving Ground, Maryland from 1968 to 1972 where he was directly responsible for all aspects of operations relating to the clinical laboratory. Mr. Kilgore is a Certified Medical Technologist registered by the American Society of Clinical Pathology, has been a frequent speaker at numerous workshops and seminars and either authored or contributed to over twenty technical publications. Mr. Kilgore has a B.S. in Medical Technology from Ohio State University and an M.A. in Health Facility Management from Webster College in St. Louis, Missouri.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        Agreement with Meditech kft

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIRILITEC INDUSTRIES, INC.



By:  /s/Bella Roth
     Bella Roth, President


December 14, 2001

                                    AGREEMENT

         This  Agreement  made  as  of  this  9th  day  of  August,   2001  (the
"agreement") by and between Virilitec Industries, Inc. ("Virilitec") and Meditech kft (the "Company").

                                   WITNESSETH

         Whereas, the Company will develop two kinds of products for the treatment of psoriasis a cream and a spray with the name Powmaxi, a reformulated and modified formula of Vipsogal and, will obtain the required ingredients from Romania, Bulgaria, Slovenia, Croatia (HR) and Yugoslavia/the "CREAM" and the "Spray" respectively/And a second cream together with two kinds of tea in the neutracudical field.

         Whereas, the Company requires financing to complete development and manufacture of the Cream and the Spray, and

         Whereas, Virilitec is interested in providing financing to the Company.

         Now, Therefore, in consideration of the foregoing and the mutual covenants and conditions hereinafter contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby mutually agree as follows:

         1. On August 14, 2001, Virilitec will deliver USD 5,500 to the Company and February 25, 2002, Virilitec will deliver USD 24,500 to the Company and additional payments of USD 25,000 will be made by the end of March and May 2002 and USD 50,000 by the end of July and August 2002, and USD 20,000 by September 15, 2002 for a total of USD 200,000.

         2. In consideration of such funds, Virilitec will be entitled to 67% of the Company's profits. For purposes of this Agreement, profits shall mean the sale price of the Cream less expenses, which expenses shall not exceed USD 4 per six ounce tube or USD 2 per three ounce tube. The Cream will be marketed in three and six ounce tubes and shall be sold at a wholesale price of not less than USD 22 per six ounce tube and USD 11 per three ounce tube. The price of the second kind of cream shall not exceed more than USD 45 for wholesale and retail not more than USD 75. Once the Company's profits exceed USD 1 million, Virilitec shall be entitled to 74% of the profits. A similar costs and expense structure shall so apply to the Spray. Virilitec's right to these profit streams shall not be reduced by any additional investments into the Company by other person or entities, whether made in the form of debt or equity.

         3. Included in the Company's expenses shall be the cost of one or two individuals designated by Virilitec to monitor and oversee the Company's operations on behalf of Virilitec and should be pay by the Company.

         4. The Company should do its best effort to have available for sale at least 50,000 tubes of the Powmaxi and 50,000 of the neutracudical package by the end of October, 2002.

         5. Virilitec will assist the company for marketing and advertising in its discretion and these expenses will not be attributed to the cost of a tube of Cream.

         6. In addition to the Cream and the Spray, the Company shall also transfer, or cause to be transferred, to the Company all rights and interests to ointments and sprays for eczema, acne and dermatitis owned by its principals or related entities. The Company and Virilitec shall negotiate agreements for these other treatments.

         7. Virilitec shall have the right to review the Company's progress at any time after its payment of March 25, 2002 to determine if it shall continue the term of this Agreement. Once Virilitec makes its intial payment to the Company, this Agreement may not be terminated without the express written consent of Virilitec.

         8. Within forty-five days of the close of each fiscal quarter, the Company shall forward to Virilitec the amount of funds due hereunder along with an explanation showing the calculation used to derive the amount owed to Virilitec. Upon request by Virilitec, the Company shall make its books and records available to Virilitec so Virilitec may review them to its satisfaction.

         9. The Company shall not, during the term of this Agreement, make or permit any other person or entity to make, any sales of Cream or Spray except in accordance with the provisions of this Agreement.

         10. The Company agrees to indemnify and hold Virilitec harmless from any and all claims, liabilities, judgments, penalties, losses, costs, damages and expenses arising from the usage of the Cream or Spray.

         11. Virilitec is not an employee or agent of, or joint venturer with, or partner of the Company but is merely entitled to a return of profits based upon its investment. The Company may not make any public statements or advertisements using Virilitec's name without Virilitec's prior written consent.

         IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be signed by it or on its behalf by its duly authorized signatory or signatories as of the date written above.



VIRILITEC INDUSTRIES, INC.                 MEDITECH KFT



By:________________________                 By:___________________________
     Name: Bella Roth                            Name: Klara Penzes
     Title: President                            Title: Chairman