Form 10QSB
period 2002-01-31
VIRILITEC INDUSTRIES INC
filed 2002-03-13
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2002

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

YES [X]    NO [  ]

As of January 31, 2002 the Registrant had 4,839,130 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended January 31, 2002


                                                                        Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of January 31, 2002                                3

     Statement of Income for the three and six months ended              4
     January 31, 2002 and 2001

     Statement of Cash Flows for the six months ended                    5
     January 31, 2002 and 2001

     Notes to the Financial Statements for the three months              6
     ended January 31, 2002

Item 2.  Management's Discussion and Analysis                           7-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                11

Item 2.  Changes in Securities                                            11

Item 3.  Defaults Upon Senior Securities                                  11

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 12

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           VIRILITEC INDUSTRIES, INC.
                                 BALANCE SHEET
                              AT JANUARY 31, 2002
                                  (UNAUDITED)

                                     Assets


Current Assets
     Cash and cash equivalents                                                                 $ 29,145
     Receivables - net                                                                           33,957
     Other current assets                                                                           248

       Total current assets                                                                      63,351
Other Assets                                                                                      6,375

       Total assets                                                                              69,726
                                                                                          ==================

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                                                    16,217

       Total current liabilities                                                                 16,217

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                                  484
          issued and outstanding - 4,839,130
     Paid in Capital                                                                            280,850
     Accumulated deficit                                                                       (227,825)

       Total Shareholder's Equity                                                                53,509

        Total liabilities and shareholder's equity                                             $ 69,726
                                                                                          ==================

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.


                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                                  (UNAUDITED)


                                                            Three months ended              Six months ended
                                                 January 31, 2002  January 31, 2001   January 31, 2002 January 31, 2001
                                                -------------------------------------------------------------------------
Sales Arranged                                     $ 22,043         $ 50,107         $ 60,752         $ 153,331
                                                ==============    =============    =============    ==============


Revenue                                            $  4,100         $  9,320         $ 11,300          $ 28,520

Operating expenses:
       Research & Development                           -                 -             5,500                 -
       Consulting                                     5,125               -            10,217                 -
       Rent                                             900              900            1,800             1,500
       Depreciation                                     -                300                -               600
       Amortization                                     212              213              425               425
       Professional fees                                500            2,775            1,000            10,850
       Selling, general and administrative expenses     789               10            2,902               130
                                                --------------    -------------    -------------    --------------
          Total operating expenses                    7,526            4,198           21,844            13,505

          Loss before other income (expense)         (3,426)           5,122          (10,544)           15,015

Other income (expense):
       Interest income                                   -                -                 -                 -
                                                --------------    -------------    -------------    --------------
          Total other income (expense)                   -                -                 -                 -
                                                --------------    -------------    -------------    --------------
Net Loss                                             (3,426)           5,122          (10,544)           15,015
                                                ==============    =============    =============    ==============
Basic weighted average common shares outstanding  4,739,130        4,718,802        4,739,130         4,717,076
                                                ==============    =============    =============    ==============
Basic Loss per common share                        $ (0.001)         $ 0.001         $ (0.002)          $ 0.003
                                                ==============    =============    =============    ==============


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                                  (UNAUDITED)



                                                                                         Six months ended
                                                                               January 31, 2002        January 31, 2001
                                                                           ------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                    $(10,544)               $ 15,015
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                               425                   1,025
              Office rent applied to paid in capital                                        -                     300


Changes in Operating assets and liabilities:
              Accounts Receivable and other current assets                            (20,172)                (12,820)
              Accounts Payable and Accrued Liabilities                                 12,217                  (5,375)
                                                                                ----------------        ----------------
Net cash provided by/(used in) operating activities                                   (18,074)                 (1,856)

CASH FLOWS FROM INVESTING ACTIVITIES:

              Purchase of Property and equipment                                         -                         -
              Payment for license                                                        -                         -
                                                                                ----------------        ----------------
Net cash provided by/(used in) investing activities                                      -                         -

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
                Issuance of common shares                                             25,000                  13,000
                Cost of common share offering                                            -                         -
                                                                                ----------------        ----------------
Net cash provided by/(used in) financing activities                                   25,000                  13,000
                                                                                ----------------        ----------------
Net increase (decrease) in cash and cash equivalents                                   6,925                  11,144
Cash and cash equivalents, beginning of period                                        22,220                  20,117
                                                                                ----------------        ----------------
Cash and cash equivalents, end of period                                            $ 29,145                $ 31,261
                                                                                ================        ================



        Read the accompanying summary of significant accounting notes to financial statement, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Unaudited)

                                JANUARY 31, 2002


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

The Company has paid an initial non-refundable one time $8,500 licensing fee to Vitahealth. The Company will also pay Vitahealth an annual fee of $10,000, beginning 90 days after the Product is manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payment's due date, as long as the Licensing and Distribution Agreement has not been terminated for any reason before the date such payment is due. Due to Vitahealth's delays in producing the Product, Vitahealth has agreed to waive the licensing fee until July 31, 2002. The agreement also calls for Vitahealth to be paid $1.45 per capsule of the product - to be sold in thirty day supplies (the Product's expected minimum usage period before a user would potentially achieve positive results). The Company is currently distributing the Product to its sales agents for $1.85 per capsule (thereby making $0.40 per capsule), and the Company's independent sales agents are currently selling them for approximately $2.15 to $2.25 per capsule.

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

Results of Operations

Three and six months ended January 31, 2002 and 2001

During the three month period ending January 31, 2002, the Company incurred a loss of $3,426 compared to a profit of $5,122 for the same period ended January 31, 2001. During the six month period ending January 31, 2002, the Company incurred a loss of $10,544 compared to a profit of $15,015 for the same period ended January 31, 2001. The losses for the current periods can be attributable to a decrease in revenues and an increase in consulting expenses. The Company generated revenue for the three months ended January 31, 2002 in the amount of $4,100, as compared to $9,320 for the same period in the prior year. The Company generated revenue for the six months ended January 31, 2002 in the amount of $11,300, as compared to $28,520 for the same period in the prior year. The decrease in revenues is a result of less sales by the Company's agents in the current periods compared to the same periods in the prior year. Operating expenses increased in the area of research and development and consulting due to contractual commitments entered into by the Company during this current quarter.

Revenues

During the three month period ending January 31, 2002, the Company's revenues were $4,100 compared to $9,320 for the same period ended January 31, 2001. During the six month period ending January 31, 2002, the Company's revenues were $11,300 compared to $28,520 for the same period ended January 31, 2001. Revenues are in the form of distributor fees derived principally from commissions received on the sale of product.

Operating Expenses

During the three months ended January 31, 2002, the company incurred $7,526 in operating expenses as compared to $4,198 in the same period in 2001. This increase was primarily driven in the area of consulting due to contractual commitments entered into by the Company during this current quarter offset by a decrease in professional fees in the same period in 2000 due to reporting compliance requirements. During the six months ended January 31, 2002, the Company incurred $21,844 in operating expenses as compared to $13,505 in the same period in 2001. This increase was primarily driven in the area of research and development and consulting due to contractual commitments entered into by the Company during this current quarter offset by a decrease in professional fees in the same period in 2000 due to reporting compliance requirements.

Material changes in financial condition, liquidity and capital resources

At January 31, 2002, the Company had $29,145 in cash and cash equivalents compared to $31,261 at January 31, 2001. The Company had a working capital of approximately $47,134 at January 31, 2002 compared to $42,919 at January 31, 2001. Net cash used in operating activities for the three months ended January 31, 2002 was $18,074 compared to $1,856 for the same period in 2001. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

No cash was used in investing activities for the six months ended January 31, 2002 or for the six months ended January 31, 2001.

Net cash provided by financing activities for the six months ended January 31, 2002 was $25,000 compared to $13,000 for the same period in 2001. These amounts are primarily attributable from sale of shares through private placements.

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

In February 2002, the Company took additional steps designed to increase its presence in the field of psoriasis by entering into a Letter of Intent with PowerMedics Inc. PowerMedics is developing a laser device to treat psoriasis. The device is expected to be highly portable at less than 5 lbs. and will provide Gem Infrared, colored therapy, acupuncture and laser treatments. The letter of intents calls for the Company to invest $150,000 for a 49% stake in PowerMedics. The parties are negotiating a definitive agreement to be completed by April 30. No assurance can be given that an agreement will be concluded or that anything positive for the Company will result even if an agreement is reached.

Scientific Advisory Board

During the 2nd half of 2001, the Company formed a Scientific Advisory Board to consist of people with experience in medicine and related fields for the purpose of having access to qualified people to advise the Company with regard to its existing products and to review additional products.

During August 2001, the Company appointed Dr. Albert M. Lefkowitz to be Chairman of the Scientific Advisory Board. Dr. Lefkowitz is a world renowned medical doctor with a specialty in dermatology. Dr. Lefkowitz has been associated with the Mount Sinai School of Medicine in New York City for more than 35 years and has received numerous honors and awards. Dr. Lefkowitz has also been associated with the New York Medical College since 1966. Dr. Lefkowitz has performed research work on lupus erythematosus at the State University of New York, has authored fourteen papers in the field of dermatology and has participated in lectures and presentations in over forty programs. The Company also appointed Jerry G. Kilgore to the Scientific Advisory Board. Mr. Kilgore has been employed since 1984 as the President of MicroTech Medical. From 1974 to 1981 he was a developmental microbiologist at St. Joseph Hospital, Denver, Colorado during which time he participated in numerous microbiology projects with primary emphasis on the effects of antibiotics. Mr. Kilgore was the laboratory director at the U.S. Kirk Army Hospital, Aberdeen Proving Ground, Maryland from 1968 to 1972 where he was directly responsible for all aspects of operations relating to the clinical laboratory. Mr. Kilgore is a Certified Medical Technologist registered by the American Society of Clinical Pathology, has been a frequent speaker at numerous workshops and seminars and either authored or contributed to over twenty technical publications. Mr. Kilgore has a B.S. in Medical Technology from Ohio State University and an M.A. in Health Facility Management from Webster College in St. Louis, Missouri.

In February 2002, the Company appointed Dr. David Leon Cohen to the Scientific Advisory Board. Dr. Cohen specializes in the treatment of skin diseases and is currently a clinical instructor in the Department of Dermatology at the Mount Sinai School of Medicine. Dr. Cohen has an M.D. from the Mount Sinai School of Medicine and a Master in Neuroscience from the Chicago Medical School and his experience includes staff positions in numerous New York hospitals. Dr. Cohen is certified by the American Board of Dermatology and is a Diplomat with the National Board of Medical Examiners.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

         During the six months the Company sold, in a private placement to five current stockholders, 100,000 restricted shares @ $ .25 per share

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


March 12, 2002