Form 10QSB/A
period 2001-10-31
VIRILITEC INDUSTRIES INC
filed 2002-04-15
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB/A

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


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           VIRILITEC INDUSTRIES, INC.
                                 BALANCE SHEET
                              AT OCTOBER 31, 2001
                                  (UNAUDITED)


                                     Assets


Current Assets
     Cash and cash equivalents                                                                    $ 250
     Receivables - net                                                                           15,760
     Advances to officer                                                                         18,537
     Other current assets                                                                           992
                                                                                          ------------------
       Total current assets                                                                      35,539
Other Assets                                                                                      6,588
                                                                                          ------------------
       Total assets                                                                              42,127
                                                                                          ==================

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                                                    10,192
                                                                                          ------------------
       Total current liabilities                                                                 10,192

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                                  474
          issued and outstanding - 4,739,130
     Paid in Capital                                                                            255,860
     Accumulated deficit                                                                       (224,399)
                                                                                          ------------------
       Total Shareholder's Equity                                                                31,935

        Total liabilities and shareholder's equity                                             $ 42,127
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