Form 10QSB
period 2002-04-30
VIRILITEC INDUSTRIES INC
filed 2002-06-14
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2002

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

YES [X] NO [ ]

As of June 14, 2002 the Registrant had 4,839,130 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                              Index to Form 10-QSB
                      For the Quarter ended April 30, 2002


                                                                       Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of April 30, 2002                                 3

     Statement of Income for the three and nine months ended            4
     April 30, 2002 and 2001

     Statement of Cash Flows for the nine months ended                  5
     April 30, 2002 and 2001

     Notes to the Financial Statements for the nine months              6
     ended April 30, 2002

Item 2.  Management's Discussion and Analysis                           7-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities                                          11

Item 3.  Defaults Upon Senior Securities                                11

Item 4.  Submission of Matters to a Vote of Security Holders            11

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               12

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements


                           VIRILITEC INDUSTRIES, INC.
                                 BALANCE SHEET
                               AT APRIL 30, 2002
                                  (UNAUDITED)


                                     Assets


Current Assets
     Cash and cash equivalents                                                                    $ 135
     Receivables - net                                                                           19,360

       Total current assets                                                                      19,495
Other Assets                                                                                      6,163

       Total assets                                                                              25,658
                                                                                          ==================

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                                                    15,242

       Total current liabilities                                                                 15,242

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                                  484
          issued and outstanding - 4,839,130
     Paid in Capital                                                                            280,850
     Accumulated deficit                                                                       (270,918)

       Total Shareholder's Equity                                                                10,416

       Total liabilities and shareholder's equity                                              $ 25,658
                                                                                         ==================


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2002 AND 2001
                                  (UNAUDITED)




                                                             Three months ended                    Nine months ended
                                                      April 30, 2002     April 30, 2001     April 30, 2002    April 30, 2001
                                                    ------------------------------------------------------------------------


Revenue                                                    $ 3,600            $ 8,240           $ 14,900           $ 36,760

Operating expenses:
       Research & Development                                    -                  -              5,500                  -
       Consulting                                           25,125                  -             35,342                  -
       Rent                                                    900                900              2,700              2,400
       Depreciation                                              -                300                  -                900
       Amortization                                            213                213                638                638
       Professional fees                                       150             15,828              1,150             26,678
       Selling, general and administrative expenses         20,305              3,180             23,207              3,310
                                                    ---------------    ---------------    ---------------    ---------------
          Total operating expenses                          46,693             20,421             68,537             33,926

          Loss before other income (expense)               (43,093)           (12,181)           (53,637)             2,834

Other income (expense):
       Interest income                                           -                  -                  -                  -
                                                    ---------------    ---------------    ---------------    ---------------
          Total other income (expense)                           -                  -                  -                  -


                                                    ---------------    ---------------    ---------------    ---------------
                                                    ---------------    ---------------    ---------------    ---------------
Net Loss                                                   (43,093)           (12,181)           (53,637)             2,834
                                                    ===============    ===============    ===============    ===============

Basic weighted average common shares outstanding         4,839,130          4,739,130          4,839,130          4,724,159
                                                    ===============    ===============    ===============    ===============

Basic Loss per common share                               $ (0.009)          $ (0.003)          $ (0.011)           $ 0.001
                                                    ===============    ===============    ===============    ===============


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED APRIL 30, 2002 AND 2001
                                  (UNAUDITED)



                                                                                      Nine months ended
                                                                                April 30, 2002      April 30, 2001
                                                                           ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                $ (53,637)                $ 2,834
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                            638                   1,538
              Office rent applied to paid in capital                                     -                     300


Changes in Operating assets and liabilities:
              Accounts Receivable and other current assets                          (5,327)                (14,715)
              Accounts Payable and Accrued Liabilities                              11,242                  (4,975)
                                                                           ----------------        ----------------

Net cash provided by/(used in) operating activities                                (47,085)                (15,019)


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities                                      -                       -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
                Issuance of common shares                                           25,000                  23,000
                                                                           ----------------        ----------------

Net cash provided by/(used in) financing activities                                 25,000                  23,000
                                                                           ----------------        ----------------


Net increase (decrease) in cash and cash equivalents                               (22,085)                  7,981
Cash and cash equivalents, beginning of period                                      22,220                  20,117
                                                                           ----------------        ----------------

Cash and cash equivalents, end of period                                             $ 135                $ 28,098
                                                                           ================        ================

         Read the accompany summary of significant accounting notes to financial statement, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Unaudited)

                                 APRIL 30, 2002


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

         The accompanying financial statements reflect that Virilitec Industries, Inc. is no longer considered to be in the development stage. From inception (August 11, 1998) through July 31, 2001, The Company was considered to be in the development stage.

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

Item 2. Management's Discussion and Analysis of Financial Condition

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

On August 25, 1998, the Company entered into a 50 year Licensing and Distribution Agreement with Vitahealth Scientific, Inc., a New York corporation whereby the Company was granted exclusive rights to distribute the Product. Under terms of the agreement, the Company's independent sales agents place sales orders directly with Vitahealth, which fills such orders. The sales agents pay Vitahealth upon order placement, and Vitahealth, acting as collections agent for the Company, forwards the Company's portion of the sales proceeds to the Company. Vitahealth has agreed to periodic reviews of its order receipts in order to ensure that the Company is receiving its appropriate revenue.

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

On February 25, 2002, the Comany entered into an agreement with PowerMedics Inc., a New York corporation developing a machine for use by persons suffering from psoriasis. In exchange for investing $150,000 to support the development of a second generation of the machine, the Comany acquired a 49% interest in PowerMedics.

In May and June 2002, the Company entered into a distribution agreement with Meditech and PowerMedics, respectively. The Meditech agreement gives the Company exclusive distribution rights in the USA and non-exclusive rights in England, Europe and Canada for a fee of $25,000. The PowerMedics agreement gives the Company exclusive worldwide distribution rights for a fee of $15,000.

Results of Operations

Three and nine months ended April 30, 2002 and 2001

During the three month period ending April 30, 2002, the Company incurred a loss of $43,093 compared to a loss of $12,181 for the same period ended April 30, 2001. During the nine month period ending April 30, 2002, the Company incurred a loss of $53,637 compared to a profit of $2,834 for the same period ended April 30, 2001. The losses for the current periods can be attributable to a decrease in revenues and an increase in consulting expenses. The company generated revenue for the three months ended April 30, 2002 in the amount of $3,600, as compared to $8,240 for the same period in the prior year. The company generated revenue for the nine months ended January 31, 2002 in the amount of $14,900, as compared to $36,760 for the same period in the prior year. The decrease in revenues is a result of less sales by the Company's agents in the current periods compared to the same periods in the prior year. Operating expenses increased in the area of research and development and consulting due to contractual commitments entered into by the Company during this current quarter.

Revenues

During the three month period ending April 30, 2002, the Company revenues were $3,600 compared to $8,240 for the same period ended April 30, 2001. During the nine month period ending April 30, 2002, the Company revenues were $14,900 compared to $36,760 for the same period ended April 30, 2001. Revenues are in the form of distributor fees derived principally from commissions received on the sale of product.

Operating Expenses

During the three months ended April 30, 2002, the company incurred $46,693 in operating expenses as compared to $20,421 in the same period in 2001. This increase was primarily driven in the area of consulting due to contractual commitments entered into by the Company during this current quarter offset by a decrease in professional fees in the same period in 2001 due to reporting compliance requirements. During the nine months ended April 30, 2002, the company incurred $68,537 in operating expenses as compared to $33,926 in the same period in 2001. This increase was primarily driven in the area of research and development and consulting due to contractual commitments entered into by the Company during this current quarter offset by a decrease in professional fees in the same period in 2001 due to reporting compliance requirements.

Material changes in financial condition, liquidity and capital resources

At April 30, 2002, the Company had $135 in cash and cash equivalents compared to $28,098 for the same period in 2001. The Company had a working capital of approximately $24,151 at April 30, 2002 compared to $41,250 at April 30, 2001. Net cash used in operating activities for the nine months ended April 30, 2002 was $47,085 compared to $15,019 for the same period in 2001. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

No cash was used in investing activities for the three months ended April 30, 2002 or for the three months ended April 30, 2001.

Net cash provided by financing activities for the nine months ended April 30, 2002 was $25,000 compared to $23,000 for the same period in 2001. These amounts are primarily attributable from sale of shares through private placements.

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

The Company does not expect to conduct any material product research and development or to purchase or sell a plant or significant equipment. The Company intends to retain marketing and public relations consultants as necessary, and to hire support staff for its President only if warranted by its sales volume on an as needed basis.

New Product

As disclosed above, the Company has committed to (i) invest $200,000 by September 15, 2002 in a foreign corporation for the development and manufacture of a cream and spray for use by people with psoriasis and another product in the neutracudical field and (ii) purchase a 49% interet in a device for the treatment of psoraisis for $150,000. By expanding its product line, the Company hopes to increase its revenues. In order to fund its obligations, the Company intends to commence an equity financing during the third quarter of 2002 to raise up to $1 million. The Company has no specific plans as to how it will raise these funds. No assurance can be given that the financing will be successful.

Scientific Advisory Board

During this fiscal year, the Company formed a Scientific Advisory Board to consist of people with experience in medicine and related fields for the purpose of having access to qualified people to advise the Company with regard to its existing products and to review additional products.

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

        None.

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


June 14, 2002