Form 10KSB
period 2002-07-31
VIRILITEC INDUSTRIES INC
filed 2002-11-13
CIK 1076700

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

                                 Title of Class

                         Common Stock, par value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30, 2001: $86,648

The number of shares outstanding of Registrant's Common Stock as of September 30, 2001: 8,169,130

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

     Management believed that the success and widespread coverage generated by Pfizer's Viagra(R) has positioned the market to be receptive to the introduction of a naturally derived nutritional supplement that is cheaper and may produce a positive effect upon male potency. As such, the Company entered into an agreement with Vitahealth Scientific, Inc., a New York corporation ("Vitahealth"), regarding the distribution of its nutritional supplement geared toward enhancing male potency and sperm count. Management believed that it could be successful in capitalizing on the market awareness of concerns over male potency by introducing the Product into worldwide markets.

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

     To date, sales of the Product have been only minimal and the Company is considering other products to replace the Product as its lead item. Management may determine to cease efforts to sell the Product during the ccoming fiscal year.

     On August 9, 2001, the Company entered into an agreement with Meditech International KFT/LTD, a corporation formed and based in Hungary, to finance the development and manufacture of a cream and spray for use by people suffering from psoriasis and another neutracudical product. Under the terms of the Agreement, the Company will invest $250,000 by September 15, 2002 in return for profits from these products ranging from 67% to 74%. Neither of these products are regulated as drugs and no claims of medicinal value are claimed. As of July 31, 2002, due to limited funds available, the Company has only paid $8,000. Meditech has agreed to extend the due dates for payment.

On February 25, 2002, the Comany entered into an agreement with PowerMedics Inc., a New York corporation developing a machine for use by persons suffering from psoriasis. In exchange for investing $200,000 to support the development of a second generation of the machine, the Comany acquired a 49% interest in PowerMedics. As of July 31, 2002, no funds have been paid and PowerMedics has agreed to extend the Closing date.

In May and June 2002, the Company entered into a five year distribution agreement with Meditech and PowerMedics, respectively. The Meditech agreement gives the Company exclusive distribution rights in the USA and non-exclusive rights in England, Europe and Canada for a fee of $25,000. The PowerMedics agreement gives the Company exclusive worldwide distribution rights for a fee of $15,000. As of July 31, 2002, no funds have been paid and both companies have agreed to extend the deadline for payment

Employees

     Mr. Jacob Roth, the Company's CEO and Mrs. Bella Roth, the Company's President, are the Company's only full time employees. The Company intends to retain marketing and public relations consultants as necessary.

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

                                     PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (a) Market Information

         On February 6, 2001, the Company's Common Stock began being quoted on the NASDAQ Over-The-Counter Bulletin Board (OTC:BB) under the symbol VRLT. The following chart shows the high and low closing price of the Common Stock for each fiscal quarter since public trading started:

               Fiscal
            Quarter Ended              High                    Low
            -------------              ----                    ---
              4/30/01                  $4.00                   $ .10
              7/31/01                  $2.50                   $ .90
             10/31/01                  $2.50                   $1.30
              1/31/02                  $3.10                   $ .70
              4/30/02                  $1.20                   $ .28
              7/31/02                  $2.48                   $ .08

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

         Of the 8,169,130 shares of common stock outstanding, 7,177,030 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

         On September 30, 2002 there were 170 holders of the Company's common stock, and 9 holders of the Company's Class A Warrants.

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

(d) Recent Sales of Unregistered Securities

     During the fiscal year ended July 31, 2002, the Company sold a total of 100,000 shares of Common Stock at a price of $0.25 per share to five purchasers, three of whom were existing shareholders.

     The Company issued 230,000 shares of common stock for consulting services during the current fiscal year. These services were valued at $39,500.

     The Company issued 600,000 shares of common stock to its CEO (related party) as part of an employment agreement entered into during the current fiscal year. The transaction was vaued at $6,000.

     The Company issued 2,500,000 shares of common stock to its president (related party) at a value of $100,000. A promissory note was received from the president in the amount of $99,750 and has been reflected as a subscription receivable in the equity section of the financial statements.


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

           Statement of Operations Data

                                    Fiscal Year                Fiscal Year
                                    Ended                      Ended
                                    7/31/02                    7/31/01
                                    ------------               --------------
Net Revenues                         $16,190                     $ 45,320
Cost and Expenses                   (143,412)                     (27,228)
General and Administrative
         Expenses                    (91,858)                     (24,768)
Interest Income                          258                          -0-
Income Taxes                             -0-                          -0-
Net Loss                            (142,102)                      (6,676)
Loss Per Share                      $  (0.03)                    $  (.001)

Balance Sheet Data

                       July 31, 2002
                       -------------
Working Capital        $(38,249)
Total Assets            (12,479)
Total Liabilities        44,778
Stockholders' Equity   ($32,299)

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

     As the Company only recently began to sell the Product, it is difficult for management to evaluate the growth curve of Product sales. Additionally, it is expected that the delays involved with initiating production has tarnished the earlier market 'excitement' for human sexual virility and potency products created by Viagra(R). When considering those factors, Management believes that the initial sales quotas will not be met and it will have a right to terminate the Vitahealth Agreement pursuant to the sales quota clauses present in the agreement. Having considered the various factors involved with its right to terminate the agreement based on sales quota requirements, management has no plans to do so at this time. It is management's opinion, that there is a market for a human sexual potency nutritional supplement and is fully committed to providing Vitahealth with the opportunity to be the sole supplier of such a product to the Company. While the Company will review the sales numbers as sales are commenced, and retains the right to reevaluate its position on an ongoing basis, there are no plans or intentions at this time to exercise the Company's right to terminate the Vitahealth agreement due to sales quotas.

     While the Company is committed to retaining Vitahealth as its supplier, there is no guarantee that Vitahealth's production delays or lack of product salability as evidenced by underpreforming the sales quotas will not necessitate the eventual termination of the Vitahealth agreement. Should the agreement be terminated for any reason, the Company may attempt to locate another provider of human sexual potency and virility nutritional supplements to become its supplier. There is no guarantee that the Company will be able to locate and retain such a provider and the Company has not even begun to attempt to locate one. The Company continually evaluates the business market to attempt to place itself at the most profitable position. While the Company currently intends to continue to operate as discussed, there can be no guarantee that uncontrollable variables will not force a substantive change in the Company's operation or plans of operation.

     As described in greater detail above, the Company is attempting to expand its product list by adding itmes for people with psoriasis. The Company is seeking sources of financing in order to fund these other projects. Without such financing, the Company will be unable to proceed with its plans for these new products.

     The Company does not expect to conduct any other product research and development or to purchase or sell a plant or significant equipment. The Company intends to retain marketing and public relations consultants as necessary, and to hire support staff only if warranted by its sales volume on an as needed basis.

Results of Operations

Twelve months ended July 31, 2002 and 2001

     During the twelve month period ending July 31, 2002, the Company incurred a loss of $142,102 compared to a loss of $6,676 for the same period ended July 31, 2001. The main component contributing to the increase in loss from year to year was the additional professional and consulting fees paid by the Company during fiscal 2002.

Revenues

     During the twelve month period ending July 31, 2002, the Company's revenues were $16,960 compared to $45,320 for the same period ended July 31, 2000.
Revenues are principally commissions received on the sale of Product. The decrease of revenue from year to year is due to decreased volume of capsules sold from year to year.

Operating Expenses

     During the twelve months ended July 31, 2002, the Company incurred $150,470 in operating expenses as compared to $51,146 for the same period in 2001. This increase was primarily driven in the area of consulting and professional fees.

Material changes in financial condition, liquidity and capital resources

     At July 31, 2001, the Company had $350 in cash and cash equivalents compared to $22,220 for the same period in 2000. The Company had negative working capital of approximately ($38,249) at July 31, 2002 compared to $32,253 for the same period in 2001.

     The Company hopes to raise additonal capital to fund its activities and intends to commence a private placement during the last quarrter of 2002. If the financing is unsuccessful the Company may have to cease operations and/or look for a merger candidate.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age              Position
--------                           ----             ---------
Jacob Roth                          55              Chief Executive Officer

Bella Roth                          52              President & Chairman of
                                                    the Board
Arnold A. Lipton, M.D.              72              VP - Scientific Advisor &
                                                    Director
Moshe Laufer    *                   43              Secretary/Treasurer &
                                                    Director

Directors serve for five year terms.

Jacob Roth - Chief Executive Officer - Mr. Roth, husband of the Company's President, was appointed CEO on July 1, 2002. Prior thereto, Mr. Roth was the President of JR Consulting, a public corporation, from 1982- 1995. Since that time, Mr. Roth has been a financial consultant to corporations.

Bella Roth - President & Chairman of the Board of Directors - Mrs. Roth founded the Company in August 1998, and has been its President and Chairman of the Board since inception. From 1988 to 1995 Mrs. Roth was Treasurer, Secretary and a Director of Providential Secureties Inc. (OTC:BB PRVH), a publicly traded holding company. From 1996 to 1998, Mrs. Roth was involved in various community projects as she searched for a business opportunity. From 1983 to 1987 she was an officer and Director of Innovative Medical Technologies, a public company involved with the development and marketing of electronic medical devices. Mrs. Roth is the wife of Jacob Roth, the CEO.

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

ITEM 10.  EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS

(a) General

     Commencing November 12, 1998, the Company has agreed to pay Mrs. Bella Roth, its President & Chairman of the Board of Directors, an annual salary of $40,000. Mrs. Roth's compensation was disclaimed for this year and last two years. Mrs. Roth provides her services on a full-time basis. While the Company did not pay Mrs. Roth any salary during fiscal year 1999, the Company's financial statements for that period reflect the pro-rata amount under general and administrative expenses with a corresponding amount in paid-in-capital. Similarly, $52,500 is reflected as "other compensation expense" and "additional paid-in-capital" on the Company's financial statements. No executive officer or employee of the Company is paid more than $100,000 per year in salary and benefits.

(b) Summary Compensation Table



                           SUMMARY COMPENSATION TABLE

Name and                                                    Other          Long-term
Principal Position         Year       Salary       Bonus    Compensation   Compensation: Options
------------------         ----     --------       -----    ------------   ---------------------
Jacob Roth                 2001(1)       0           0          0                       0
Chief Executive
Officer

Bella Roth                 2001          0           0           0                      0
President &                2000          0           0           0                      0
Chairman                   1999          0           0           0                      0


Arnold Lipton, M.D.        2001          0           0           0                      0
V.P.-Scientific            2000          0           0           0                      0
Advisor &                  1999          0           0           0                      0
Director

Moshe Laufer               2001          0           0           0                      0
Secretary,                 2000          0           0           0                      0
Treasurer &                1999          0           0           0                      0
Director


(1) Assumed office on Juy 1, 2002.

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

(g) Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

     The Company has no employment contracts with any of its executive officers. Mr. Jacob Roth serves as CEO for $70,000 annually and 600,000 shares of stock pursuant to a 3 year employment agreement. Mrs. Bella Roth serves as President of the Company for $40,000 annually, and will continue to serve under such terms without the benefit of an employment contract. There are no provisions for compensation to be paid to any executive officer or director of the Company upon the termination of their services by either party or by the actions of a third party.

(h) Report on Repricings of Options/SARs

None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 2001, the CEO did not timely file a Form 3.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of September 30, 2002, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of its outstanding

Common Stock, (ii) each of its officers and directors, and (iii) all of its officers and directors as a group.



                           Name and Address          Amount and Nature
Title of Class             of Beneficial Owner       of Beneficial Owner                 Percent of Class
--------------             --------------------------------------------------------------------------------------

Common Stock               Jacob Roth                     600,000(1)                          7.3%
                           236 Broadway Ave.,
                           Suite 201
                           Brooklyn, NY 11211

Common Stock               Bella Roth                   6,325,000(1)                         74.5%
                           236 Broadway Ave.,
                           Suite 201
                           Brooklyn, NY 11211

Common Stock               Moshe Laufer                   175,000(2)                          3.6%
                           172 Rodney Street
                           Brooklyn, NY

Common Stock               Arnold Lipton, M.D.            100,000(2)                          2.1%
                           225 West 86 Street
                           New York, NY

Common Stock               Vitahealth Scientific, Inc.    300,000(4)                          6.0%
                           c/o Virilitec Industries, Inc.
                           236 Broadway Ave.,
                           Suite 201
                           Brooklyn, NY 11211

Common Stock               All Directors and            7,200,000(3)                         83.3%
                           Executive Officers
                           as a Group


(1) Includes underlying securities for 325,000 options to purchase additional shares of common stock. Does not include 3,800 shares owned by adult daughter residing in home. Mrs. Roth disclaims beneficial ownership of these shares. Mrs. Roth also disclaims beneficial ownership of shares owned by her husband.
(2) Includes underlying securities for 75,000 options to purchase additional shares of common stock.
(3) Includes underlying securities for an aggregate of 475,000 options to purchase additional shares of common stock.
(4) Consists of currently exercisable stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended July 31, 2001, the Company paid $3,000 to a corporation owned by Mr. Roth. Payment was for the provision of management, administrative and consulting services and use of office space and equipment.

                                     PART IV

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a)     Exhibit 99 - Sarbanes - Oxley Statements

(b) Reports on Form 8-K
None.

                                       13
<


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VIRILITEC INDUSTRIES, INC.


                                        By:/s/Bella Roth
                                        ----------------
                                              Bella Roth
                                              President

Dated: 13th day of November, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.



/s/ Jacob Roth                                       Date: November 13, 2002
Jacob Roth
Chief Executive Officer


/s/ Bella Roth                                       Date: November 13, 2002
Bella Roth
President and Chairman


                                                     Date: November 13, 2002
Moshe Laufer
Secretary/Treasurer and Director
(Chief Financial/Accounting Officer)



----------------------                               Date: November 13, 2002
Arnold A. Lipton, M.D.
V.P. and Director

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Virilitec Industries, Inc.

We have audited the accompanying balance sheets of Virilitec Industries, Inc. as of July 31, 2002 and 2001 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virilitec Industries, Inc. at July 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. .

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced an operating loss and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Mark Cohen
Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
November 4, 2002

                           VIRILITEC INDUSTRIES, INC.
                                 BALANCE SHEET
                           AT JULY 31, 2002 AND 2001


                                     Assets
                                    --------

                                                                  July 31, 2002           July 31, 2001
Current Assets
     Cash and cash equivalents                                            $ 350                $ 22,220
     Receivables                                                          5,920                  12,297
     Other current assets (principally related party)                       258                   1,735
       Total current assets                                               6,529                  36,253
Other Assets                                                              5,950                   6,800

       Total assets                                                      12,479                  43,053
                                                                 ===============         ==============



                      Liabilities and Shareholder's Equity

Current Liabilities
     Accrued payroll and related benefits                                 6,739                      -
     Accrued professional fees                                           25,126                  4,000
     Other accrued liabilities                                              413                      -

     Note payable - long term                                            12,500                      -

       Total current liabilities                                         44,778                  4,000



 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;          817                    474
          issued and outstanding - 8,169,130 in 2002 4,739,130 in 2001
     Paid in Capital                                                    426,017                255,860
     Subscription receivable (related party)                            (99,750)
     Accumulated deficit                                               (359,383)              (217,281)

       Total Shareholder's Equity                                       (32,299)                39,053

        Total liabilities and shareholder's equity                     $ 12,479               $ 43,053
                                                                  ==============         =============


Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 2002 AND 2001




                                                                                Years Ended
                                                                  July 31, 2002             July 31, 2001
                                                                 ---------------           ---------------



Revenue                                                                 $ 16,960                 $ 45,320

Cost of revenue                                                            8,850                      850
                                                                 ---------------           ---------------

Gross profit                                                               8,110                   44,470


Operating expenses:
       Salaries and payroll related                                       12,739                        -
       Travel                                                             16,497                    4,500
       Rent                                                                2,700                    3,300
       Depreciation                                                            -                    1,200
       Professional fees                                                  26,676                   17,378
       Consulting                                                         84,800                   17,000
       Selling, general and administrative expenses                        7,058                    7,768
                                                                 ---------------           ---------------
          Total operating expenses                                       150,470                   51,146

          Loss before other income (expense)                            (142,360)                  (6,676)

Other income (expense):
    A8   Interest income                                                     258                        -
                                                                 ---------------          ----------------
          Total other income (expense)                                       258                        -


                                                                 ---------------          ----------------
Net Loss                                                                (142,102)                  (6,676)
                                                                 ================         ================

Basic weighted average common shares outstanding                       4,992,226                4,728,391
                                                                 ================         ================

Basic Loss per common share                                             $ (0.03)                 $ (0.00)
                                                                 ================         ================

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 2002 AND 2001

                                                                                        Years Ended
                                                                              July 31, 2002      July 31, 2001
                                                                         ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                             $ (142,102)              $ (6,676)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                          850                  2,050
              Issuance of shares for officer compensation                          6,000                      -
              Issuance of shares for consulting services                          39,500                      -
              Office rent applied to paid in capital                                   -                    300


Changes in Operating assets and liabilities:
              Receivables and other current assets                                 7,854                (13,495)
              Accounts Payable and Accrued Liabilities                            28,278                 (3,075)
                                                                         ----------------       ----------------

Net cash provided by/(used in) operating activities                              (59,620)               (20,896)


CASH FLOWS FROM INVESTING ACTIVITIES:


Net cash provided by/(used in) investing activities                                    -                      -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
                Issuance of common shares                                         25,250                 23,000
                Note payable                                                      12,500                      -
                                                                         ----------------       ----------------

Net cash provided by/(used in) financing activities                               37,750                 23,000
                                                                         ----------------       ----------------


Net increase (decrease) in cash and cash equivalents                             (21,871)                 2,103
Cash and cash equivalents, beginning of period                                    22,220                 20,117
                                                                         ----------------       ----------------
Cash and cash equivalents, end of period                                           $ 350               $ 22,220
                                                                         ================       ================

Read the accompanying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                       STATEMENT OF SHAREHOLDER'S EQUITY

                                                                                           Share                          Total
                                                            Common Stock          Paid in  Subscription  Accumulated   Shareholder's
                                                 -------------------------------
                                                     Shares   Par Value  Amount   Capital   Receivable      Deficit       Equity
                                                 ------------ ---------  ------  --------- ------------  -----------  --------------


Balance, ending July 31, 2000                      4,716,130   $ 0.0001   $ 472  $ 232,562               $ (210,605)       $ 22,429

Proceeds from the sale of common stock                23,000     0.0001       2     22,998                                   23,000

Office rent applied against paid in capital                                            300                                      300

Net loss year ended July 31, 2001                                                                            (6,676)         (6,676)
                                                 -----------  ---------  ------  --------- ------------  --------------- -----------

Balance, ending July 31, 2001                      4,739,130     0.0001     474    255,860           -     (217,281)         39,053

Proceeds from the sale of common stock               100,000     0.0001      10     24,990                                   25,000

Issuance of common stock for consulting services     230,000     0.0001      23     39,477                                   39,500

Issuance of shares related to employment contract    600,000     0.0001      60      5,940                                    6,000
(related party)

Issuance of shares for share subscription          2,500,000     0.0001     250     99,750     (99,750)                         250
(related party)

Net loss year ended July 31, 2002                                                                            (142,102)     (142,102)
                                                  -----------  --------- ------  --------- ------------  ---------------

Balance, ending July 31, 2002                      8,169,130              $ 817  $ 426,017   $ (99,750)    $ (359,383)    $ (32,299)
                                                 =============           ======  =========  ===========  ===============  ==========

Read the accompanying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2002




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

Fair value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash, cash equivalents and receivables approximate fair value because of the immediate or short-term maturity of these financial instruments.

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


NOTE 3 - COMMITMENTS AND CONTIGENCIES

Distribution Agreement

     On August 25, 1998, the Company entered into an exclusive distribution agreement with a manufacturer of bioengineered viritlity supplements whereby the Company was granted exclusive rights to distribute a certain nutritional supplement designed to enhance human male sperm count and potency. The term of the agreement is 50 years. The Company's independent sales agents will place orders with payment directly with the manufacturer who will fill the orders and forward the Company's portion of the sales proceeds to the Company. A non-refundable one-time fee of $8,500.00 has been paid by the Company. An annual payment of $10,000 as a license fee is due and payable 90 days after the product is initially manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payments due date. Due to the low volume of orders, the manufacturer agreed to waive the annual payment of $10,000 due from the Company as a license fee for 2002 and 2001.

Development agreement

     On August 9, 2001, the Company entered into an agreement to fund the development of and market products for the treatment of psoriasis with Meditech, kft.. As part of the agreement, the Company is entitled to 67% of the gross profit generated. The company committed to fund a total of $250,000 in the following manner:

         $  5,500 by       August 14, 2001,
         $24,500 by        February 25, 2002,
         $25,000 by        March 31, 2002,
         $25,000 by        May 31, 2002,
         $50,000 by        July 31, 2002,
         $50,000 by        August 31, 2002,
         $20,000 by        September 15, 2002
         $50,000 by        December 31, 2002

At July 31, 2002, the Company had funded a total of $8,000 to Meditech due to limited cash flows. Both parties to this agreement have agreed to extend the payment dates into the future to allow the continuation for the product development.

Equity interest and distribution agreement

     On May 8, 2002, the Company entered into an agreement to purchase 49% of the outstanding equity of an organizations interest. The purchase price is $200,000. The seller also agreed to use the proceeds for the filing of patent applications and to finance research and development of a 2nd generation portable device for the treatment of psoriasis and other ailments. On June 5, 2002, the Company also signed a distribution agreement with the same organization for five years for exclusive worldwide distribution rights of the 2nd generation portable device for a one time payment of $15,000. As of July 31, 2002, no funds have been forwarded by the Company. Both parties have agreed to allow the agreements to remain valid until the Company can generate the funds necessary to execute the agreements.

NOTE 4 - NOTE PAYABLE

     On June 19, 2002 the Company signed a promissory note in the amount of $12,500. The note bears interest of 4% and its repayment date is August 19, 2002 including all outstanding interest due. The note is also convertible at that time into 400,000 common shares of company stock.


NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $142,102 and $6,676 for the years ended July 31, 2002 and 2001 respectively. Management has continued to maintain reporting compliance and seek new expansive areas in product development and marketing. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.


NOTE 6 - COMMON STOCK

     The Company sold 100,000 shares of common stock during the current fiscal year at a price of $0.25 per share.

     The Company issued 230,000 shares of common stock for consulting services during the current fiscal year. These services were valued at $39,500.

     The Company issued 600,000 shares of common stock to its CEO (related party) as part of an employment agreement entered into during the current fiscal year. The transaction was valued at $6,000.

     The Company issued 2,500,000 shares of common stock to its president (related party) at a value of $100,000. A promissory note was received from the president in the amount of $99,750 and has been reflected as a subscription receivable in the equity section of the financial statements.

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

         Effective                  Number of                       Exercise
           Date                      Shares                    Price (per share)
         ---------                  ---------                  -----------------
         06/30/99                   100,000                          10.00
         11/30/00                   100,000                          10.00
         06/30/00                   100,000                          10.00

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

                                                                       Year ended             Year ended
FAS 123 "Accounting for stock based compensation                      July 31, 2001          July 31, 2000
                                                                      -------------          -------------
Paragraph 47 (a)
1.       Beginning of year - outstanding
                i.       number of options                              475,000               475,000
                ii.      weighted average exercise price                   3.16                  3.16
2.       End of year - outstanding
                i.       number of options                              475,000               475,000
                ii.      weighted average exercise price                   3.16                  3.16
3.       End of year - exercisable
                i.       number of options                              475,000               475,000
                ii.      weighted average exercise price                   3.16                  3.16

NOTE 8 -  WARRANTS AND OPTIONS (continued)

4.       During the year - Granted
                i.       number of options                                    0                     0
                ii.      weighted average exercise price                      0                     0
5.       During the year - Exercised
                i.       number of options                                    0                     0
                ii.      weighted average exercise price                      0                     0
6.       During the year - Forfeited
                i.       number of options                                    0                     0
                ii.      weighted average exercise price                      0                     0
7.       During the year - Expired
                i.       number of options                                    0                     0
                ii.      weighted average exercise price                      0                     0

         Paragraph 47 (b) Weighted-average grant-date fair value of options granted during the year:
1.       Equals market price                                                                        0
2.       Exceeds market price                                                                    2.44
3.       Less than market price                                                                     0

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

         Paragraph 47(f) The terms of significant modifications of none none outstanding awards. Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:
1.       (a) Range of exercise prices                                $2.00-$4.00         $2.00-$4.00
         (b) Weighted-average exercise price                                2.44                2.44
2.       Weighted-average remaining contractual life (in months)           12.00               24.00


                                                                      Year ended          Year ended
                                                                   July 31, 2001       July 31, 2001
                                                                   -------------       -------------
         Net Income after proforma effect                              (142,102)             (6,676)
         Earnings per share after proforma effect                  $      (0.03)       $      (0.00)


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