Form 10QSB
period 2002-10-31
VIRILITEC INDUSTRIES INC
filed 2002-12-20
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2002

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

YES [X]    NO [  ]

As of December 14, 2002 the Registrant had 8,169,130 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended October 31, 2002

                                                                                       Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of October 31, 2002                                               3

     Statement of Income for the three months ended                                     4
     October 31, 2002 and 2001

     Statement of Cash Flows for the three months ended                                 5
     October 31, 2002 and 2001

     Notes to the Financial Statements for the three months                            6-7
     ended October 31, 2002

Item 2.  Management's Discussion and Analysis                                          8-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              11

Item 2.  Changes in Securities                                                          11

Item 3.  Defaults Upon Senior Securities                                                11

Item 4.  Submission of Matters to a Vote of Security Holders                            11

Item 5.  Other Information                                                              11

Item 6.  Exhibits and Reports on Form 8-K                                               11

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           VIRILITEC INDUSTRIES, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                     Assets
                                     ------
                                                                                       October 31, 2002
                                                                                      -----------------
Current Assets
     Cash and cash equivalents                                                                     $ 51
     Receivables                                                                                  1,375
     Other current assets (principally related party)                                             1,138
                                                                                      -----------------
       Total current assets                                                                       2,565
Other Assets                                                                                      5,738
                                                                                      -----------------
       Total assets                                                                               8,302
                                                                                      =================


                      Liabilities and Shareholder's Equity

Current Liabilities
     Accrued payroll and related benefits                                                        25,577
     Accrued professional fees                                                                   24,426
     Note payable - short term                                                                   12,625
                                                                                      -----------------
       Total current liabilities                                                                 62,628

Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                                  817
          issued and outstanding - 8,169,130
     Paid in Capital                                                                            426,017
     Subscription receivable (related party)                                                    (99,750)
     Accumulated deficit                                                                       (381,410)
                                                                                      -----------------
       Total Shareholder's Equity                                                               (54,326)
        Total liabilities and shareholder's equity                                              $ 8,302
                                                                                      =================

Read the accompnaying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

                                                                                   Three months ended
                                                                          October 31, 2002     October 31, 2001
                                                                       ----------------------------------------
Revenue                                                                        $ 1,375                 $77,200

Cost of revenue                                                                    213                     213
                                                                       ----------------       -----------------

Gross profit                                                                     1,163                   6,988


Operating expenses:
       Salaries and payroll related                                             18,839                       -
       Research and development                                                  3,600                   5,500
       Travel                                                                      395
       Rent                                                                        550                     900
       Professional fees                                                           387                     500
       Consulting                                                                    -                   5,092
       Selling, general and administrative expenses                                174                   2,113
                                                                       ----------------       -----------------
          Total operating expenses                                              23,944                  14,105

          Loss before other income (expense)                                   (22,782)                 (7,117)

Other income (expense):
       Interest income (related party)                                             880                       -
       Interest expense                                                           (125)                      -
                                                                       ----------------       -----------------
          Total other income (expense)                                             755                       -


                                                                       ----------------       -----------------
Net Loss                                                                       (22,027)                 (7,117)
                                                                       ================       =================

Basic weighted average common shares outstanding                             8,169,130               4,739,130
                                                                       ================       =================

Basic Loss per common share                                                    $ (0.00)                $ (0.00)
                                                                       ================       =================

Read the accompnaying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                             Three months ended
                                                                               October 31, 2002        October 31, 2001
                                                                           ------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                $ (22,027)               $ (7,117)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                            213                     213


Changes in Operating assets and liabilities:
              Accounts Receivable and other current assets                           3,665                 (21,257)
              Accounts Payable and Accrued Liabilities                              17,850                   6,192
                                                                           ----------------        ----------------

Net cash provided by/(used in) operating activities                                   (299)                (21,970)


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities                                      -                       -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:

Net cash provided by/(used in) financing activities                                      -                       -


Net increase (decrease) in cash and cash equivalents                                  (299)                (21,970)
Cash and cash equivalents, beginning of period                                         350                  22,220
                                                                           ----------------        ----------------

Cash and cash equivalents, end of period                                              $ 51                   $ 250
                                                                           ================        ================



Read the accompnaying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Unaudited)

                                OCTOBER 31, 2002

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

NOTE - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $22,027 for the three months ended October 31, 2002 (unaudited) and a loss of $381,410 since inception (unaudited). Management has continued to maintain reporting compliance and seek new expansive areas in product development and marketing. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

On August 9, 2001, the Company entered into an agreement with Meditech International KFT/LTD, a corporation formed and based in Hungary, to finance the development and manufacture of a cream and spray for use by people suffering from psoriasis and another neutracudical product. Under the terms of the Agreement, the Company will invest $200,000 by September 15, 2002 in return for profits from these products ranging from 67% to 74%. Neither of these products are regulated as drugs and no claims of medicinal value are claimed. As of October 31, 2002 due to limited funds available, the Company has only paid $8,000. Meditech has agreed to extend the due dates for payment.

On February 25, 2002, the Comany entered into an agreement with PowerMedics Inc., a New York corporation developing a machine for use by persons suffering from psoriasis. In exchange for investing $200,000 to support the development of a second generation of the machine, the Comany acquired a 49% interest in PowerMedics. As of October 31, 2002, no funds have been paid and PowerMedics has agreed to extend the Closing date.

In May and June 2002, the Company entered into a five year distribution agreement with Meditech and PowerMedics, respectively. The Meditech agreement gives the Company exclusive distribution rights in the USA and non-exclusive rights in England, Europe and Canada for a fee of $25,000. The PowerMedics agreement gives the Company exclusive worldwide distribution rights for a fee of $15,000. As of October 31, 2002, no funds have been paid and both companies have agreed to extend the deadline for payment


Results of Operations

Three months ended October 31, 2002 and 2001

During the three month period ending October 31, 2002, the Company incurred a loss of $22,027 compared to a loss of $7,117 for the same period ended October 31, 2001. The losses for the current periods can be attributable to a decrease in revenues and an increase in salary and payroll related expenses. The company generated revenue for the three months ended October 31, 2002 in the amount of $1,375, as compared to $7,200 for the same period in the prior year. The decrease in revenues is a result of less sales by the Company's agents in the current periods compared to the same periods in the prior year. Operating expenses decreased in the area of research and development and consulting offset by increased salary and payroll related expenses due to an employment contract entered into by the Company with its CEO.

Revenues

During the three month period ending October 31, 2002, the Company revenues were $1,375 compared to $7,200 for the same period ended October 31, 2001. Revenues are in the form of distributor fees derived principally from commissions received on the sale of product.


Operating Expenses

During the three months ended October 31, 2002, the company incurred $23,944 in operating expenses as compared to $14,105 in the same period in 2001. This increase was primarily driven in the area of salaries and payroll related benefits due to contractual commitments entered into by the Company during the last six months offset by a decrease in research and devolment and consulting.

Material changes in financial condition, liquidity and capital resources

At October 31, 2002, the Company had $51 in cash and cash equivalents compared to $250 for the same period in 2001. The Company had negative working capital of approximately $60,063 at October 31, 2002. Net cash used in operating activities for the three months ended October 31, 2002 was $299 compared to $21,970 for the same period in 2001. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

No cash was provided from or used in investing activities for the nine months ended October 31, 2002.

No cash was provided from or used in financing activities for the nine months ended October 31, 2002.

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

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K.

                  Exhibit 99.1 - Sarbanes-Oxley Certification

CERTIFICATIONS

Each of the undersigned hereby certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Virilitec Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of October 31, 2002; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

          5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

               (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

               (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

               6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 13, 2002

/s/ Jacob Roth                               /s/ Moshe Laufer
-------------------                          -------------------
Jacob Roth, CEO                              Moshe Laufer, Treasurer

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIRILITEC INDUSTRIES, INC.



By: /s/ Bella Roth
    -----------------
    Bella Roth, Chairman of the Board


December 14, 2002

                                  Exhibit 99.1


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing of Virilitec Industries, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended October 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Jacob Roth and Moshe Laufer, the Chief Executive Officer and Treasurer (chief financial officer), respectively, of the Company, each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 13, 2002

/s/ Jacob Roth                               /s/ Moshe Laufer
--------------------                         --------------------
Jacob Roth, CEO                              Moshe Laufer, Treasurer