Form 10QSB
period 2003-01-31
VIRILITEC INDUSTRIES INC
filed 2003-03-24
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2003

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

YES [X]    NO [  ]

As of February 24, 2003 the Registrant had 8,169,130 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]


                              Index to Form 10-QSB
                     For the Quarter ended January 31, 2003


                                                                                       Page
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of January 31, 2003                                                3

     Statement of Income for the three and six months ended                              4
     January 31, 2003 and 2002

     Statement of Cash Flows for the six months ended                                    5
     January 31, 2003 and 2002

     Notes to the Financial Statements for the six months                              6-7
     ended January 31, 2003

Item 2.  Management's Discussion and Analysis                                          8-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              11

Item 2.  Changes in Securities                                                          11

Item 3.  Defaults Upon Senior Securities                                                11

Item 4.  Submission of Matters to a Vote of Security Holders                            11

Item 5.  Other Information                                                              11

Item 6.  Exhibits and Reports on Form 8-K                                               11

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

     To date, sales of the Product have been only minimal and the Company is considering other products to replace the Product as its lead item. Management may determine to cease efforts to sell the Product during this fiscal year.

     On August 9, 2001, the Company entered into an agreement with Meditech International KFT/LTD, a corporation formed and based in Hungary, to finance the development and manufacture of a cream and spray for use by people suffering from psoriasis and another neutracudical product. Under the terms of the Agreement, the Company will invest $200,000 by September 15, 2002 in return for profits from these products ranging from 67% to 74%. Neither of these products is regulated as drugs and no claims of medicinal value are claimed. As of January 31, 2003, due to limited funds available, the Company has only paid $8,000. Meditech has agreed to extend the due date for payment until July 2003.

     On  February  25,  2002,  the  Company   entered  into  an  agreement  with
PowerMedics, Inc., a New York corporation developing a machine for use by persons suffering from psoriasis. In exchange for investing $200,000 to support the development of a second generation of the machine, the Company acquired a 49% interest in PowerMedics. As of January 31, 2003, no funds have been paid and PowerMedics has agreed to extend the Closing Date until July, 2003.

     In May and June 2002, the Company entered into a five year distribution agreement with Meditech and PowerMedics, respectively. The Meditech agreement gives the Company exclusive distribution rights in the USA and non-exclusive rights in England, Europe and Canada for a fee of $25,000. The PowerMedics agreement gives the Company exclusive worldwide distribution rights for a fee of $15,000. As of January 31, 2003, no funds have been paid and both companies have agreed to extend the deadline for payment until July, 2003.

Results of Operations

Three and six months ended January 31, 2003 and 2002

     During the three month period ending January 31, 2003, the Company incurred a loss of $21,656 compared to a loss of $3,426 for the same period ended January 31, 2002. The losses for the current periods can be attributable to a decrease in revenues and an increase in salary and payroll related expenses. The company generated revenue for the three months ended January 31, 2003 in the amount of $1,100, as compared to $4,100 for the same period in the prior year. The decrease in revenues is a result of fewer sales by the Company's agents in the current periods compared to the same periods in the prior year. Operating expenses decreased in the area of consulting offset by increased salary and payroll related expenses due to an employment contract entered into by the Company with its CEO.

     During the six month period ending January 31, 2003, the Company incurred a loss of $43,682 compared to a loss of $10,544 for the same period ended January 31, 2002. The losses for the current periods can be attributable to a decrease in revenues and an increase in salary and payroll related expenses. The company generated revenue for the six months ended January 31, 2003 in the amount of $2,475, as compared to $11,300 for the same period in the prior year. The decrease in revenues is a result of fewer sales by the Company's agents in the current periods compared to the same periods in the prior year. Operating expenses decreased in the area of research and development and consulting offset by increased salary and payroll related expenses due to an employment contract entered into by the Company with its CEO.


Revenues

     During the three month period ending January 31, 2003, the Company revenues were $1,100 compared to $4,100 for the same period ended January 31, 2002. Revenues are in the form of distributor fees derived principally from commissions received on the sale of product.

     During the six month period ending January 31, 2003, the Company revenues were $2,475 compared to $11,300 for the same period ended January 31, 2002. Revenues are in the form of distributor fees derived principally from commissions received on the sale of product.


Operating Expenses

     During the three months ended January 31, 2003, the company incurred $23,299 in operating expenses as compared to $7,314 in the same period in 2002. This increase was primarily driven in the area of salaries and payroll related benefits due to contractual commitments entered into by the Company during the last nine months offset by a decrease in consulting.

     During the six months ended January 31, 2003, the company incurred $47,243 in operating expenses as compared to $21,419 in the same period in 2002. This increase was primarily driven in the area of salaries and payroll related benefits due to contractual commitments entered into by the Company during the last nine months offset by a decrease in research and development and consulting.


Material changes in financial condition, liquidity and capital resources

     At January 31, 2003, the Company had minimal cash and cash equivalents on hand. The Company had negative working capital of approximately $81,506 at January 31, 2003. Net cash used in operating activities for the six months ended January 31, 2003 was $344 compared to $18,074 for the same period in 2002. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

     No cash was provided from or used in investing activities for the nine months ended January 31, 2003.

     No cash was provided from or used in financing activities for the nine months ended January 31, 2003.

     As described in greater detail above, the Company is attempting to expand its product list by adding items for people with psoriasis. The Company is seeking sources of financing in order to fund these other projects. Without such financing, the Company will be unable to proceed with its plans for these new products.

     The Company does not expect to conduct any other product research and development or to purchase or sell a plant or significant equipment. The Company intends to retain marketing and public relations consultants as necessary, and to hire support staff only if warranted by its sales volume on an as needed basis.

     The Company hopes to raise additional capital to fund its activities and intends to commence a private placement during the first half of 2003. If the financing is unsuccessful the Company may have to cease operations and/or look for a merger candidate.



                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     In a letter dated February 10, 2003, the staff of the San Francisco Office (the "Staff") of the Securities and Exchange Commission ("SEC") informed the Company that the Staff intends to recommend that the SEC pursue a civil injunctive action against the Company for violations of Sections 5(a) and (c) of the Securities Act of 1993. Counsel for the Company have discussed the matter with the Staff and believes that the matter will be settled. .

Item 2. Changes in Securities

                  None

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K.

                  Exhibit 99.1 - Sarbanes-Oxley Certification

                  Exhibit 99.2 - Sarbanes-Oxley Certification

                                  CERTIFICATION

I, Jacob Roth, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Virilitec Industries, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of January 31, 2003; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  March 23, 2003

/s/ Jacob Roth
---------------
Jacob Roth, CEO

                                  CERTIFICATION

I, Moshe Laufer, hereby certify that:

     7. I have reviewed this quarterly report on Form 10-QSB of Virilitec Industries, Inc.;

     8. Based on my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     9. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this report.

     10. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

          (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of January 31, 2003; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     11. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     12. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 23, 2003

/s/ Moshe Laufer
-----------------------
Moshe Laufer, Treasurer

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIRILITEC INDUSTRIES, INC.


    /s/ Bella Roth
By: ____________________________________
       Bella Roth, Chairman of the Board


March 23, 2003

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Virilitec Industries, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended January 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Jacob Roth, the Chief Executive Officer of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 23, 2003

/s/ Jacob Roth
----------------------
Jacob Roth, CEO

                                  Exhibit 99.2


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Virilitec Industries, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended January 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Moshe Laufer, the Treasurer of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 23, 2003

/s/ Moshe Laufer
-----------------------
Moshe Laufer, Treasurer