Form 10QSB/A
period 2003-01-31
VIRILITEC INDUSTRIES INC
filed 2003-03-28
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                  FORM 10-QSB/A
                                 Amendment No.1

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           VIRILITEC INDUSTRIES, INC.
                                 BALANCE SHEET
                              AT JANUARY 31, 2003
                                  (UNAUDITED)

                                     Assets
                                    --------
Current Assets
     Cash and cash equivalents                                                                      $ 6
     Receivables                                                                                  1,100
     Other current assets (principally related party)                                             1,278
                                                                                        ---------------
       Total current assets                                                                       2,385
Other Assets                                                                                      5,525
                                                                                        ---------------
       Total assets                                                                               7,910
                                                                                        ===============
                      Liabilities and Shareholder's Equity

Current Liabilities
     Accrued payroll and related benefits                                                        44,416
     Accrued professional fees                                                                   26,726
     Note payable - short term                                                                   12,749
                                                                                        ---------------
       Total current liabilities                                                                 83,891

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                                  817
          issued and outstanding - 8,169,130
     Paid in Capital                                                                            426,017
     Subscription receivable (related party)                                                    (99,750)
     Accumulated deficit                                                                       (403,066)
                                                                                        ----------------
       Total Shareholder's Equity                                                               (75,982)

        Total liabilities and shareholder's equity                                              $ 7,910
                                                                                        ===============

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002

                                                   Three months ended                           Six months ended
                                                   January 31, 2003 January 31,2002  January 31, 2003  January 31, 2002

Revenue                                           $     1,100        $    14,100         $     2,475      $   11,300

Cost of revenue                                           213                213                 425             425
                                                  ------------      ------------        ------------     -----------

Gross profit                                              888              3,888               2,050          10,875


Operating expenses:
       Salaries and payroll related                    18,839                  -              37,678               -
       Research and development                             -                  -               3,600           5,500
       Travel                                               -                  -                 395               -
       Rent                                               575                900               1,125           1,800
       Professional fees                                3,450                500               3,837           1,000
       Consulting                                           -              5,125                   -          10,217
       Selling, general and administrative expenses       435                789                 609           2,902
                                                  ------------      ------------        ------------     -----------
          Total operating expenses                     23,299              7,314              47,243          21,419

          Loss before other income (expense)          (22,411)            (3,426)            (45,193)        (10,544)

Other income (expense):
       Interest income (related party)                    880                  -               1,760               -
       Interest expense                                  (125)                 -                (249)              -
                                                  ------------      ------------        ------------     -----------
          Total other income (expense)                    755                  -               1,511               -


                                                  ------------      ------------        ------------     -----------
Net Loss                                              (21,656)            (3,426)            (43,682)        (10,544)
                                                  ============      ============        ============     ===========

Basic weighted average common shares outstanding    8,169,130          4,739,130           8,169,130       4,739,130
                                                  ============      ============        ============     ===========

Basic Loss per common share                           $ (0.00)           $ (0.00)            $ (0.01)        $ (0.00)
                                                  ============      ============        ============     ===========

Read the accompanying summary of significant accounting policies and notes to financial statements, both of which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
                                  (UNAUDITED)

                                                                                          Six months ended
                                                                             January 31, 2003        January 31, 2002
                                                                            -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                 $ (43,682)             $ (10,544)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                             425                    425


Changes in Operating assets and liabilities:
              Accounts Receivable and other current assets                            3,800                (20,172)
              Accounts Payable and Accrued Liabilities                               39,113                 12,217
                                                                            ----------------       ----------------

Net cash provided by/(used in) operating activities                                    (344)               (18,074)


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities                                       -                      -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
              Issuance of common shares                                                   -                 25,000
                                                                            ----------------       ----------------

Net cash provided by/(used in) financing activities                                       -                 25,000


Net increase (decrease) in cash and cash equivalents                                   (344)                 6,926
Cash and cash equivalents, beginning of period                                          350                 22,220
                                                                            ----------------       ----------------

Cash and cash equivalents, end of period                                                $ 6               $ 29,145
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

                                JANUARY 31, 2003


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

NOTE - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $43,682 for the six months ended January 31, 2003 (unaudited) and a loss of $403,066 since inception (unaudited). Management has continued to maintain reporting compliance and seek new expansive areas in product development and marketing. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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