Form 10QSB
period 2003-04-30
VIRILITEC INDUSTRIES INC
filed 2003-06-16
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                  FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 2003

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

YES [X]    NO [  ]

As of May 31, 2003 the Registrant had 11,169,130 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                                               Index to Form 10-QSB
                                       For the Quarter ended April 30, 2003


                                                                                       Page
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of April 30, 2003                                                  3

     Statement of Income for the three and nine months ended                             4
     April 30, 2003 and 2002

     Statement of Cash Flows for the nine months ended                                   5
     April 30, 2003 and 2002

     Notes to the Financial Statements for the nine months                             6-7
     ended April 30, 2003

Item 2.  Management's Discussion and Analysis                                          8-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              11

Item 2.  Changes in Securities                                                          11

Item 3.  Defaults Upon Senior Securities                                                11

Item 4.  Submission of Matters to a Vote of Security Holders                            11

Item 5.  Other Information                                                              11

Item 6.  Exhibits and Reports on Form 8-K                                               11

                           VIRILITEC INDUSTRIES, INC.
                                  BALANCE SHEET
                                AT APRIL 30, 2003
                                  (UNAUDITED)

                                     Assets
                                    --------

Current Assets
     Cash and cash equivalents                                                                      $ 6
     Receivables                                                                                    440
     Other current assets (principally related party)                                               543
                                                                                        ---------------
       Total current assets                                                                         990
Other Assets                                                                                      5,313
                                                                                        ---------------
       Total assets                                                                               6,302
                                                                                        ===============

                      Liabilities and Shareholder's Equity
                      ------------------------------------

Current Liabilities
     Accrued payroll and related benefits                                                        63,255
     Accrued professional fees                                                                   27,026
     Note payable - short term                                                                   12,874
                                                                                        ---------------
       Total current liabilities                                                                103,155

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                                  817
          issued and outstanding - 8,169,130
     Paid in Capital                                                                            426,017
     Subscription receivable (related party)                                                    (99,750)
     Accumulated deficit                                                                       (423,937)
                                                                                        ---------------
       Total Shareholder's Equity                                                               (96,853)

        Total liabilities and shareholder's equity                                              $ 6,302
                                                                                        ===============

Read the accompanying summary of significant accounting notes to financial statement, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
                                  (UNAUDITED)


                                                            Three months ended                     Nine months ended
                                                       April 30, 2003   April 30, 2002       April 30, 2003    April 30, 2002
                                                      -------------     -------------        -------------     -------------
Revenue                                                      $ 440            $3,600              $ 2,915          $ 14,900

Cost of revenue                                                213               213                  638               638
                                                      -------------     -------------        -------------     -------------
Gross profit                                                   228             3,388                2,278            14,263


Operating expenses:
       Salaries and payroll related                         18,839                                 56,516
       Research and development                                  -                 -                3,600             5,500
       Travel                                                    -                                    395
       Rent                                                    900               900                2,025             2,700
       Professional fees                                     1,800               150                5,637             1,150
       Consulting                                                -            25,125                    -            35,342
       Selling, general and administrative expenses            315            20,305                  924            23,207
                                                      -------------     -------------        -------------     -------------
          Total operating expenses                          21,854            46,480               69,097            67,899

          Loss before other income (expense)               (21,627)          (43,093)             (66,820)          (53,637)

Other income (expense):
       Interest income (related party)                         880                 -                2,640                 -
       Interest expense                                       (125)                -                 (374)                -
                                                      -------------     -------------        -------------     -------------
          Total other income (expense)                         755                 -                2,266                 -



                                                      -------------     -------------        -------------     -------------
Net Loss                                                   (20,871)          (43,093)             (64,554)          (53,637)
                                                      =============     =============        =============     =============

Basic weighted average common shares outstanding         8,169,130         4,739,130            8,169,130         4,739,130
                                                      =============     =============        =============     =============

Basic Loss per common share                                $ (0.00)          $ (0.01)             $ (0.01)          $ (0.01)
                                                      =============     =============        =============     =============

Read the accompanying summary of significant accounting notes to financial statement, which are an integral part of this financial statement.

                           VIRILITEC INDUSTRIES, INC.
                            STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED APRIL 30, 2003 AND 2002
                                  (UNAUDITED)


                                                                                        Nine months ended
                                                                                April 30, 2003      April 30, 2002
                                                                            -------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                 $ (64,554)             $ (53,637)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                             638                    638


Changes in Operating assets and liabilities:
              Accounts Receivable and other current assets                            5,195                 (5,327)
              Accounts Payable and Accrued Liabilities                               58,377                 11,242
                                                                            ----------------       ----------------

Net cash provided by/(used in) operating activities                                    (344)               (47,085)


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities                                       -                      -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
              Issuance of common shares                                                   -                 25,000
                                                                            ----------------       ----------------

Net cash provided by/(used in) financing activities                                       -                 25,000


Net increase (decrease) in cash and cash equivalents                                   (344)               (22,085)
Cash and cash equivalents, beginning of period                                          350                 22,220
                                                                            ----------------       ----------------

Cash and cash equivalents, end of period                                                $ 6                  $ 135
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

                                 APRIL 30, 2003


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

NOTE - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $64,554 for the nine months ended April 30, 2003 (unaudited) and a loss of $423,937 since inception (unaudited). Management has continued to maintain reporting compliance and seek new expansive areas in product development and marketing. Management intends to seek new capital from new equity security issuance's that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

     On August 9, 2001, the Company entered into an agreement with Meditech International KFT/LTD, a corporation formed and based in Hungary, to finance the development and manufacture of a cream and spray for use by people suffering from psoriasis and another neutracudical product. Under the terms of the Agreement, the Company will invest $200,000 by September 15, 2002 in return for profits from these products ranging from 67% to 74%. Neither of these products is regulated as drugs and no claims of medicinal value are claimed. As of April 30, 2003, due to limited funds available, the Company has only paid $8,000. Meditech has agreed to extend the due date for payment until the fall of 2003.

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

     In May and June 2002, the Company entered into a five year distribution agreement with Meditech and PowerMedics, respectively. The Meditech agreement gives the Company exclusive distribution rights in the USA and non-exclusive rights in England, Europe and Canada for a fee of $25,000. The PowerMedics agreement gives the Company exclusive worldwide distribution rights for a fee of $15,000. As of April 30, 2003, no funds have been paid and both companies have agreed to extend the deadline for payment until July, 2003.

Results of Operations

Three and nine months ended April 30, 2003 and 2002

     During the three month period ending April 30, 2003, the Company incurred a loss of $20,871 compared to a loss of $43,093 for the same period ended April 30, 2002. The losses for the current periods can be attributable to a decrease in revenues and an increase in salary and payroll related expenses. The company generated revenue for the three months ended April 30, 2003 in the amount of $440, as compared to $3,600 for the same period in the prior year. The decrease in revenues is a result of fewer sales by the Company's agents in the current periods compared to the same periods in the prior year. Operating expenses decreased in the area of consulting offset by increased salary and payroll related expenses due to an employment contract entered into by the Company with its CEO.

     During the nine month period ending April 30, 2003, the Company incurred a loss of $64,554 compared to a loss of $53,637 for the same period ended April 30, 2002. The losses for the current periods can be attributable to a decrease in revenues and an increase in salary and payroll related expenses. The company generated revenue for the nine months ended April 30, 2003 in the amount of $2,915, as compared to $14,900 for the same period in the prior year. The decrease in revenues is a result of fewer sales by the Company's agents in the current periods compared to the same periods in the prior year. Operating expenses decreased in the area of research and development and consulting offset by increased salary and payroll related expenses due to an employment contract entered into by the Company with its CEO.


Revenues

     During the three month period ending April 30, 2003, the Company's revenues were $440 compared to $3,600 for the same period ended April 30, 2002.
Revenues  are  in  the  form  of  distributor  fees  derived   principally  from
commissions received on the sale of product.

     During the nine month period ending April 30, 2003, the Company's revenues were $2,915 compared to $14,900 for the same period ended April 30, 2002.
Revenues  are  in  the  form  of  distributor  fees  derived   principally  from
commissions received on the sale of product.


Operating Expenses

     During the three months ended April 30, 2003, the company incurred $21,854 in operating expenses as compared to $46,480 in the same period in 2002. This decrease was primarily driven in the area of salaries and payroll related benefits due to contractual commitments entered into by the Company during the last nine months offset by a decrease in consulting.

     During the nine months ended April 30, 2003, the company incurred $64,594 in operating expenses as compared to $53,637 in the same period in 2002. This increase was primarily driven in the area of salaries and payroll related benefits due to contractual commitments entered into by the Company during the last nine months offset by a decrease in research and development and consulting.


Material changes in financial condition, liquidity and capital resources

     At April 30, 2003, the Company had minimal cash and cash equivalents on hand. The Company had negative working capital of approximately $96,893 at April 30, 2003. Net cash used in operating activities for the nine months ended April 30, 2003 was $344 compared to $47,085 for the same period in 2002. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

     No cash was provided from or used in investing activities for the three months ended April 30, 2003.

     No cash was provided from or used in financing activities for the three months ended April 30, 2003.

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

                  None

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

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of April 30, 2003; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  June 15, 2003

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

          (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of April 30, 2003; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  June 15, 2003

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


June 15, 2003

                                  Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Virilitec Industries, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended April 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Jacob Roth, the Chief Executive Officer of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 15, 2003

/s/ Jacob Roth
----------------------
Jacob Roth, CEO

                                  Exhibit 99.2


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Virilitec Industries, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ended April 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Moshe Laufer, the Treasurer of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 15, 2003

/s/ Moshe Laufer
-----------------------
Moshe Laufer, Treasurer