Form 10KSB
period 2003-07-31
VIRILITEC INDUSTRIES INC
filed 2003-10-28
CIK 1076700

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended July 31, 2003              Commission File Number  0-25659

                           VIRILITEC INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware
                                                        11-3447894
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

236 Broadway, Suite 201, Brooklyn, NY                     11211
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including Area Code:    (800) 775-0712 ext. 4144

         Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                     Title of Class

                            Common Stock, par value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock (based upon the bid price) held by non-affiliates of the Registrant as of September 30, 2003: $171,089

The number of shares outstanding of Registrant's Common Stock as of September 30, 2003: 9,669,130

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

(b)  Business of Issuer

     The Company was formed to license and distribute a line of bioengineered virility nutritional supplements, designed to enhance human male sperm count and potency (the "Product"). Management believed that the success and widespread coverage generated by Pfizer's Viagra(R) positioned the market to be receptive to the introduction of a naturally derived nutritional supplement that is cheaper and may produce a positive effect upon male potency. As such, the Company entered into an agreement with Vitahealth Scientific, Inc., a New York corporation ("Vitahealth"), regarding the distribution of its nutritional supplement geared toward enhancing male potency and sperm count. Management believed that it could be successful in capitalizing on the market awareness of concerns over male potency by introducing the Product into worldwide markets.

     The company was not successful in implementing its business plan and after looking at other possible products to expand its line, management has determined that it is now in the best interests of its shareholders to look to acquire an operating company. As a result, the Company has terminated all of its existing contracts and is now inactive while it fields offers from various private operating companies looking to merge into a public company.

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

ITEM 2. PROPERTIES

     The Company maintains its corporate offices at 236 Broadway, Suite 201, Brooklyn, NY 11211 on a month-to-month basis at a rate of $300 per month.

ITEM 3. LEGAL PROCEEDINGS

     On August 21, 2003, the Company, through its President, entered into a cease and desist agreement with the SEC resolving the previously disclosed matter. The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET  PRICE OF  REGISTRANT'S  COMMON  EQUITY AND  RELATED
        STOCKHOLDER MATTERS

     (a)  Market Information

     On February 6, 2001, the Company's Common Stock began being quoted on the NASDAQ Over-The-Counter Bulletin Board (OTC:BB) under the symbol VRLT. The following chart shows the high and low closing price of the Common Stock for each fiscal quarter since public trading started:

               Fiscal
         Quarter Ended                  High                            Low
         -------------                  ----                            ---
              4/30/01                  $4.00                           $ .10
              7/31/01                  $2.50                           $ .90
            10/31/01                   $2.50                           $1.30
              1/31/02                  $3.10                           $ .70
              4/30/02                  $1.20                           $ .28
              7/31/02                  $ .30                           $ .08
            10/31/02                   $ .12                           $ .04
             1/31/03                   $ .07                           $ .04
             4/30/03                   $ .07                           $ .02
             7/31/03                   $ .055                          $ .03

     The Company currently has cancelled all outstanding warrants and options.

     Of the 9,669,130 shares of common stock outstanding, approximately 4.8 million are currently subject to the resale restrictions and limitations of Rule
144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b)  Holders

     On September 30, 2003, there were 170 holders of the Company's common stock.

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

(d)  Recent Sales of Unregistered Securities

         None.

ITEM 6. PLAN OF OPERATIONS

Selected Financial Data

     The following selected financial data for the fiscal years ended July 31, 2003 and 2002 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data

                             Fiscal Year Fiscal Year
                                    Ended                                            Ended
                                   7/31/03                                          7/31/02
                                 ---------                                         --------
Net Revenues                $       2,915                                      $     16,960
Cost and Expenses                (151,058)                                         (143,412)
General and Administrative
         Expenses                  (4,679)                                           (7,058)
Interest Income                     2,504                                               258
Income Taxes                         -0-                                                -0-
Net Loss                         (151,168)                                         (142,102)
Loss Per Share              $        (.02)                                     $       (.03)

Balance Sheet Data

                        July 31, 2003

Working Capital         $   (163,717)
Total Assets                     107
Total Liabilities            163,824
Stockholders' Equity    $   (163,717)

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

     As noted in Item 1 above, the company is now commercially inactive and its sole business activity is seeking a merger partner with a private operating company.

Results of Operations

Twelve months ended July 31, 2003 and 2002

During the twelve month period ending July 31, 2003, the Company incurred a loss of $151,168 compared to a loss of $142,102 for the same period ended July 31, 2002. The main components contributing to the increase in loss from year to year was a decrease in revenue generated by the Company and an increase in operating expenses in the current year.

Revenues

During the twelve month period ending July 31, 2003, the Company's revenues were $2,915 compared to $16,960 for the same period ended July 31, 2002. Revenues are principally commissions received on the sale of product, specifically virility capsules. The decrease in revenue from year to year is due to less demand of capsules sold from year to year.

Operating Expenses

During the twelve months ended July 31, 2003, the company incurred $155,737 in operating expenses as compared to $150,470 for the same period in 2002. This increase was primarily driven in the area of salaries and payroll related offset by decreases in travel, professional fees and consulting.

Material changes in financial condition, liquidity and capital resources

At July 31, 2003, the Company had $107 in cash and cash equivalents compared to $350 for the same period in 2002. The Company has negative working capital of approximately $163,717 at July 31, 2003 compared to $38,250 for the same period in 2002. Net cash used in operating activities for the twelve months ended July 31, 2003 was $243 compared to $59,620 for the same period in 2002. Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

No cash was used in investing activities for the twelve months ended July 31, 2003 or for the twelve months ended July 31, 2002.

Net cash provided by financing activities was a net of zero for the twelve months ended July 31, 2003 and $37,750 for the same period in 2002. The amount for 2002 is primarily attributable to sale of shares through private placements totaling $25,250 and financing from a note payable totaling $12,500.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included herein commencing on page F-1. The Company is not required to provide supplementary financial information.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                        Age                          Position
----                        ---                          --------
Jacob Roth                  56              Chief Executive Officer & Director
Bella Roth                  53              President & Chairman of the Board
Arnold A. Lipton, M.D.      73              VP - Scientific Advisor & Director
Moshe Laufer                44              Secretary/Treasurer & Director

Directors serve for five year terms.

Jacob Roth - Chief Executive Officer & Director - Mr. Roth, husband of the Company's President, was appointed CEO on July 1, 2002. Prior thereto, Mr. Roth was the President of JR Consulting, a public corporation, from 1982 - 1995. Since that time, Mr. Roth has been a financial consultant to corporations.

Bella Roth - President & Chairman of the Board of Directors - Mrs. Roth founded the Company in August 1998, and has been its President and Chairman of the Board since inception. From 1988 to 1995 Mrs. Roth was Treasurer, Secretary and a Director of JR Consulting (now called Providential Secureties Inc. OTC:BB PRVH), a publicly traded holding company. From 1996 to 1998, Mrs. Roth was involved in various community projects as she searched for a business opportunity. From 1983 to 1987 she was an officer and Director of Innovative Medical Technologies, a public company involved with the development and marketing of electronic medical devices.

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

ITEM 10. EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS

(a)  General

     Commencing November 12, 1998, the Company has agreed to pay Mrs. Bella Roth, its President & Chairman of the Board of Directors, an annual salary of $40,000. Mrs. Roth's compensation was disclaimed for the last two years when she provided her services on a full-time basis. During the fiscal 2003, Mrs. Roth was mostly inactive and served primarily in an honorary capacity. As a result, her salary was reduced to a token $1.00. Mr. Roth, the CEO, worked full time but did not receive his contractual salary of $70,000 but he was awarded 3 million options at par value.

(b) Summary Compensation Table

                           SUMMARY COMPENSATION TABLE
Name and                                            Other          Long-term
Principal Position         Year     Salary   Bonus  Compensation   Compensation: Options
------------------         ----   ---------  -----  ------------   ----------------------
Jacob Roth                 2003       0        0     $15,000 (1)            0
CEO                        2002(2)    0        0      0                     0

(1) Consists of 3,000,000 options immediately exercisable at par value.
(2) Assumed office on July 1, 2002.

(c)  Options/SAR Grants Table

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants
--------------------------------------------------------------------------------

                         Number of
                         Securities      % of Total
                         Underlying      Options/SARs
                         Options/        Granted to
                         SARs            Employees in     Exercise or Base   Market        Expiration
                Name     Granted (#)     Fiscal Year      Price ($/Sh)       Price            Date
     --------------------------------------------------------------------------------------------------
     CEO - J. Roth       3,000,000       100%               $0.0001          $0.005         2/25/05


These options were exercised on February 28, 2003.

(d)  Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

The following table sets forth, for the year ended July 31, 2003, Common Shares acquired by the Named Executive Officers upon exercise of options and the number and value, in US dollars, of unexercised options as at July 31, 2003.

                   Common                          Number of Common Shares            Value of Unexercised
                   Shares                          Underlying Unexercised Options     "In-the-Money" Options at July
                   Acquired on       Value         as at July 31, 2003                31, 2003
Name               Exercise (#)       Realized     Exercisable/Unexercisable          Exercisable/Unexercisable
----               ------------      ---------     -------------------------          -------------------------
Jacob Roth         3,000,000         $15,000                    -0-                              -0-

(e)  Long Term Incentive Plan ("LTIP") Awards Table

None

(f)  Compensation of Directors

None

(g) Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

     Other than the employment agreement with the CEO discussed above, the Company has no employment contracts with any of its executive officers. There are no provisions for compensation to be paid to any executive officer or director of the Company upon the termination of their services by either party or by the actions of a third party.

(h)  Report on Repricings of Options/SARs

None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 2003, one such required filing was inadvertently made a few days late by Mr. Roth.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 2003, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of its outstanding Common Stock, (ii) each of its officers and directors, and (iii) all of its officers and directors as a group.

                  Name and Address         Amount and Nature
Title of Class    of Beneficial Owner      of Beneficial Owner  Percent of Class
--------------    -------------------      -------------------  ----------------
Common Stock      Jacob Roth               3,600,000                 37.2%
                  543 Bedford Ave.
                  Brooklyn, NY

Common Stock      Bella Roth               3,500,000                 36.2%
                  543 Bedford Ave.
                  Brooklyn, NY

Common Stock      Moshe Laufer               100,000                    1%
                  172 Rodney Street
                  Brooklyn, NY

Common Stock      Arnold Lipton, M.D.         25,000                    *
                  225 West 86 Street
                  New York, NY

Common Stock      All Directors and        7,225,000                 74.7%
                  Executive Officers
                  as a Group
-----------------
*  Less than 1%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)  Exhibits: Exhibit 99 - Sarbanes-Oxley Statements

(b)  Reports on Form 8-K: None.

Item 14. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this annual report on Form 10KSB, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     There were no significant changes in the Company's internal controls or in other factors which could significantly affect the controls subsequent to the date of their evaluation.

     During the fiscal year covered by this report, the Company's auditor was paid $5,000 for his services as auditor. The auditor did not provide any other services or receive any other compensation from the Company.

CERTIFICATION

I, Jacob Roth, hereby certifies that:

1. I have reviewed this quarterly report on Form 10-KSB of Virilitec Industries, Inc.;

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

     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of July 31, 2003; and (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  October 27, 2003

/s/Jacob Roth
Jacob Roth, CEO

CERTIFICATION

I, Moshe Laufer, hereby certifies that:

1. I have reviewed this quarterly report on Form 10-KSB of Virilitec Industries, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

     b. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of July 31, 2003; and c. Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 27, 2003


/s/Moshe Laufer
Moshe Laufer, Treasurer

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------





                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Virilitec Industries, Inc.

I have audited the accompanying balance sheets of Virilitec Industries, Inc. as of July 31, 2003 and 2002 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virilitec Industries, Inc. at July 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. .

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



/s/ Mark Cohen
Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
October 15, 2003

                           VIRILITEC INDUSTRIES, INC.
                                 BALANCE SHEET

                                     Assets

                                                                               July 31, 2003      July 31, 2002
                                                                            ----------------    ---------------
Current Assets
     Cash and cash equivalents                                                        $ 107               $ 350
     Receivables                                                                          -               5,920
     Other current assets (principally related party)                                     -                 258


       Total current assets                                                             107               6,528
Other Assets                                                                              -               5,950

       Total assets                                                                     107              12,479
                                                                            ================     ==============


        Liabilities and Shareholder's Equity



Current Liabilities
     Accrued payroll and related benefits                                            83,241               6,739
     Accrued professional fees                                                       30,026              25,126
     Other accrued liabilities                                                       37,500                 413
     Note payable - short term                                                       13,058              12,500

       Total current liabilities                                                    163,824              44,778

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized 20,000,000 shares;                      967                 817
          issued and outstanding - 9,669,130 in 2003 and 8,169,000 in 2002
     Paid in Capital                                                                345,867             426,017
     Subscription receivable (related party)                                              -             (99,750)
     Accumulated deficit                                                           (510,551)           (359,383)

       Total Shareholder's Equity                                                  (163,717)            (32,299)

        Total liabilities and shareholder's equity                                    $ 107            $ 12,479
                                                                             ===============       =============

Read the accompnaying summary of significant accounting notes to financial statements, which are an integral part of this financial statment

                           VIRILITEC INDUSTRIES, INC
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 2003 AND 2002

                                                                                                 Years Ended
                                                                                    July 31, 2003           July 31, 2002
                                                                                  -----------------       -----------------

Revenue                                                                                $ 2,915               $,16,960

Cost of revenue                                                                            850                  8,850
                                                                                  -----------------       -----------------

Gross profit                                                                             2,065                  8,110


Operating expenses:
       Salaries and payroll related                                                      91,503                12,739
       Travel                                                                               395                16,497
       Rent                                                                               2,025                 2,700
       Professional fees                                                                  9,637                26,676
       Consulting                                                                        42,399                84,800
      Loss on write off of distrubotor agreement                                          5,100                     -
       Selling, general and administrative expenses                                       4,679                 7,058
                                                                                 -----------------      -----------------
          Total operating expenses                                                      155,737               150,470

          Loss before other income (expense)                                           (153,672)             (142,360)

Other income (expense):
       Interest income (related party)                                                    3,062                   258
       Interest expense                                                                    (558)                    -

                                                                                 -----------------       -----------------
          Total other income (expense)                                                    2,504                   258


                                                                                  -----------------       -----------------
NLoss                                                                                  (151,168)             (142,102)
                                                                                  =================       =================

Basic weighted average common shares outstanding                                      8,324,198             4,992,226
                                                                                  =================       =================

Basic Loss per common share                                                             $ (0.02)              $ (0.03)
                                                                                  =================       =================

Read the accompnaying summary of significant accounting notes to financial statements, which are an integral part of this financial statment

                            VIRILITEC INDUSTRIES, INC
                             STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 2003 AND 2002

                                                                                         Years Ended
                                                                               July 31, 2003        July 31, 2002
                                                                           -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                               $ (151,168)             $ (142,102)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                            850                     850
              Issuance of shares for officer compensation                           15,000                   6,000
              Issuance of shares for consulting services                             5,000                  39,500
              Loss on write off of distributor agreement                             5,100                       -
Changes in Operating assets and liabilities:
              Accounts Receivable and other current assets                           6,178                   7,854
              Accounts Payable and Accrued Liabilities                             118,796                  28,278
                                                                           ----------------        ----------------

Net cash provided by/(used in) operating activities                                   (243)                (59,620)


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities                                      -                       -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
              Issuance of common shares                                                                     25,250
              Note payable                                                               -                  12,500
                                                                           ----------------        ----------------

Net cash provided by/(used in) financing activities                                      -                  37,750


Net increase (decrease) in cash and cash equivalents                                  (243)                (21,870)
Cash and cash equivalents, beginning of period                                         350                  22,220
                                                                           ----------------        ----------------

Cash and cash equivalents, end of period                                             $ 107                   $ 350
                                                                           ================        ================

Supplemental Schedule of noncash investing and financing activities:

              None

Read the accompnaying summary of significant accounting notes to financial statements, which are an integral part of this financial statment

                           VIRILITEC INDUSTRIES, INC
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                            Share          Total
                                                          Common Stock          Paid in    Subscription   Accumulated  Shareholder's
                                                    ------------------------
                                                       Shares       Amount      Capital     Receivable      Deficit       Equity
                                                    ------------  ----------  -----------  ------------  ------------  -------------
Balance, ending July 31, 2001                         4,739,130       474       255,860            -       (217,281)      39,053

Proceeds from the sale of common stock                  100,000        10        24,990                                   25,000

Issuance of common stock for consulting services        230,000        23        39,477                                   39,500

Issuance of shares related to employment contract       600,000        60         5,940                                    6,000
(related party)

Issuance of shares for share subscription             2,500,000       250        99,750       (99,750)                       250
(related party)

Net loss year ended July 31, 2002                                                                          (142,102)    (142,102)
                                                      -----------  ---------  -----------  ------------  ------------  -------------

Balance, ending July 31, 2002                         8,169,130     $ 817     $ 426,017     $ (99,750)   $ (359,383)   $ (32,299)

 Cancellation of share subscription                  (2,500,000)     (250)      (99,750)       99,750          (250)

 Issuance of shares for executive compensation        3,000,000       300        14,700                                   15,000

 Issuance of shares for consulting services           1,000,000       100         4,900                                    5,000

Net loss year ended July 31, 2003                                                                          (151,168)    (151,168)

                                                      -----------  ---------  -----------  ------------  ------------  -------------
                                                      9,669,130       967       345,867             -      (510,551)    (163,717)
                                                      ===========  =========  ===========  ============  ============  =============

Read the accompnaying summary of significant accounting notes to financial statements, which are an integral part of this financial statment

                                        VIRILITEC INDUSTRIES, INC.
                                       NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Virilitec  Industries,  Inc.  (the  Company)  was  incorporated  in the State of
Delaware on August 11, 1998. Through an exclusive licensing agreement, the Company distributes a line of bio-engineered virility supplements. The Company intends to market its product in international markets, using independent sales agents.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the immediate or short-term maturity of these financial instruments.

Impairment of long-lived assets:

     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available in the circumstances. The estimate of fair value shall consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, option-pricing models, matrix pricing and fundamental analysis.

Cash and cash equivalents:

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

Receivables:

     The Company believes that the carrying amount of receivables approximates the fair value at such date.

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

Earnings (Loss) per share calculation:

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

Recent Accounting Pronouncements:

     The Statement of Financial Accounting Standards Board (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board (FASB) in July 2001. This Statement establishes standards for accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial
     Accounting Standards Board (FASB) in July 2001. This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisitiion. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 143, "Accounting for Asset Retirement Obligation," was issued by the Financial Accounting Standards Board (FASB) in August 2001. This Statement will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. This Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     The Statement of Financial Accounting Standards Board (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the Financial Accounting Standards Board (FASB) in October 2001. This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the effect of the adoption of this statement.

NOTE 3 - COMMITMENTS AND CONTIGENCIES

Distribution Agreement

     On August 25, 1998, the Company entered into an exclusive distribution agreement with a manufacturer of bioengineered viritlity supplements whereby the Company was granted exclusive rights to distribute a certain nutritional supplement designed to enhance human male sperm count and potency. The term of the agreement is 50 years. The Company's independent sales agents will place orders with payment directly with the manufacturer who will fill the orders and forward the Company's portion of the sales proceeds to the Company. A non-refundable one-time fee of $8,500.00 has been paid by the Company. An annual payment of $10,000 as a license fee is due and payable 90 days after the product is initially manufactured and ready for delivery to the Company's agents and then annually thereafter on the anniversary of the first payments due date. Due to the low volume of orders, the manufacturer agreed to waive the annual payment of $10,000 due from the Company as a license fee for 2003, 2002 and 2001. At July 31, 2003, the Company and the manufacturer agreed to cancel the exclusive distribution rights agreement to the Company with no penalty to either party.

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

     At July 31, 2002, the Company had funded a total of $8,000 to Meditech due to limited cash flows. Both parties to this agreement have agreed to extend the payment dates into the future to allow the continuation for the product. At July 31, 2003, the Company and Meditech, kft agreed to cancel the agreement with no penalty to either party.

Equity interest and distribution agreement

     On May 8, 2002, the Company entered into an agreement to purchase 49% of the outstanding equity of an organizations interest. The purchase price is $200,000. The seller also agreed to use the proceeds for the filing of patent applications and to finance research and development of a 2nd generation portable device for the treatment of psoriasis and other ailments. On June 5, 2002, the Company also signed a distribution agreement with the same organization for five years for exclusive worldwide distribution rights of the 2nd generation portable device for a one time payment of $15,000. As of July 31, 2002, no funds have been forwarded by the Company. Both parties have agreed to allow the agreements to remain valid until the Company can generate the funds necessary to execute the agreements. At July 31, 2003, both parties agreed to cancel the purchase and distribution agreement with no penalty to either party.

Executive Employment agreement

     On June 30, 2002, the Company entered into an executive employment agreement with Mr. Jacob Roth. Mr. Roth's position will be CEO and the term is for 36 months with an annual salary of $70,000. At July 31, 2003, no salaries had been paid to Mr. Roth and $75,833 had been accrued in the financial statements.

Consulting agreement

     On May 1, 2003, the Company entered into a consulting agreement for 6 months $75,000 whereby the consultant would assist the Company in various matters pertaining to corporate growth, strategic planning, product marketing and mergers and acquisitions. At July 31, 2003 no fees had been paid to the consultant and $37,500 had been accrued in the financial statements.

NOTE 4 - NOTE PAYABLE

On June 19, 2002 the Company signed a promissory note in the amount of $12,500. The note bears interest of 4% and its repayment date is August 19, 2002 but has been postponed indefinitely including all outstanding interest due. The note is also convertible at that time into 400,000 common shares of company stock. Interest expense for the fiscal year ended was $558 and the balance of the note including all interest at July 31, 2003 was $13,058.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $151,168 and $142,102 for the years ended July 31, 2003 and 2002 respectively. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for its planned activity. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company continues to aggressively pursue strategic alliances which will bring a cash infusion, restructuring and forward looking business plan.

NOTE 6 - WRITE OFF OF CAPITALIZED DISTRIBUTION AGREEMENT

At July 31, 2003 the Company reviewed the carrying amount of its capitalized distributor agreement and determined that the amount of $5,100 was considered to be totally unrecoverable and exceeded its fair value by its book value. This determinations was based on its book value exceeding the sum of the undiscounted future cash flows expected to result from the assets use and disposition. The entire capitalized net amount of $5,100 for the distributor rights was reflected as a loss in the July 31, 2003 financial statements

NOTE 7 - INCOME TAXES

The provision for taxes on earnings for the years ended July 31, consist of:

                              2003                     2002
                              ----                     ----
Current
    Federal                   $  -                     $  -
    State                        -                        -
    Foreign                      -                        -
                            -------                 ---------
                                 -                        -
Deferred
    Federal                      -                        -
    State                        -                        -
    Foreign                      -                        -
                            -------                 ----------
                                 -                        -
                            -------                 ----------

                            $    -                     $  -
                            =======                 ==========

At July 31, 2003, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $500,000, which expires at various dates through 2015.

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

NOTE 8 - SHAREHOLDERS' EQUITY

Common Stock

     The Company has 20,000,000 authorized shares of common stock with a par value of $.0001. Each share entitles the holder to one vote.

     During the fiscal year ended July 31, 2003, the Company canceled a 2.5 million share subscription.

     During the fiscal year ended July 31, 2003 the Company issued 3,000,000 shares to its CEO in as a bonus valued at $15,000 of compensation.

     During the fiscal year ended July 31, 2003 the Company issued 1,000,000 shares for settlement of consulting services performed totaling $5,000.


NOTE 9 - WARRANTS AND OPTIONS

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

         Effective                  Number of                       Exercise
            Date                     Shares                    Price (per share)
         ---------             ----------------                -----------------
         06/30/99                   100,000                          10.00
         11/30/00                   100,000                          10.00
         06/30/00                   100,000                          10.00

This option shall become effective only in the event the distribution agreement between the Company and the manufacturer is still in effect on the date the options are due to be effective. At July 31, 2003, the distribution agreement between the Company and the manufacturer was canceled. At July 31, 2003, no options were exercised by the manufacturer and the options to purchase up to 300,000 shares of restricted common stock have been canceled.

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

On July 31, 2003, the above officers unanimously agreed to forfeit and cancel all the above stock options granted previously.

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

                                                                           Year ended       Year ended
         FAS 123 "Accounting for stock based compensation                July 31, 2003     July 31, 2002
                                                                         -------------     -------------
         Paragraph 47 (a)
1. Beginning of year - outstanding
        i. number of options                                               475,000           475,000
        ii.weighted average exercise price                                    3.16              3.16
End of year - outstanding
        i. number of options                                                     0           475,000
        ii.weighted average exercise price                                       0              3.16
2. End of year - exercisable
        i. number of options                                                     0           475,000
        ii.weighted average exercise price                                       0              3.16
3. During the year - Granted
        i. number of options                                                     0                 0
        ii.weighted average exercise price                                       0                 0
4. During the year - Exercised
        i. number of options                                                     0                 0
        ii.weighted average exercise price                                       0                 0
5. During the year - Forfeited
        i. number of options                                               475,000                 0
        ii.weighted average exercise price                                    3.16                 0
6. During the year - Expired
        i. number of options                                                     0                 0
        ii.weighted average exercise price                                       0                 0

         Paragraph 47 (b) Weighted-average grant-date fair value of options granted during the year:
1.       Equals market price                                                     0                 0
2.       Exceeds market price                                                    0                 0
3.       Less than market price                                                  0                 0

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

              Paragraph 47(e) Total compensation cost recognized in income  15,000                 0
         for stock-based employee compensation awards.

         Paragraph 47(f) The terms of significant modifications of            none              none
         outstanding awards. Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:
        1.    (a) Range of exercise prices                                    0.00       $2.00-$4.00
              (b) Weighted-average exercise price                             0.00              2.44
        2.    Weighted-average remaining contractual life (in months)         0.00             12.00

                                                                     Year ended          Year ended
                                                                   July 31, 2003        July 31, 2002
                                                                -----------------   -----------------
     Net Income after proforma effect                                (151,168)            (142,102)
     Earnings per share after proforma effect                   $       (0.02)      $        (0.03)


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VIRILITEC INDUSTRIES, INC.


                                    By: /s/Bella Roth
                                           Bella Roth
                                           President

Dated: 27th day of October, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.


/s/Jacob Roth
---------------------                                Date: October 27, 2003
Jacob Roth
Chief Executive Officer


/s/ Bella Roth
---------------------                                Date: October 27, 2003
Bella Roth
President and Chairman


/s/Moshe Laufer
---------------------                                Date: October 27, 2003
Moshe Laufer
Secretary/Treasurer and Director
(Chief Financial/Accounting Officer)



----------------------                               Date: October 27, 2003
Arnold A. Lipton, M.D.
V.P. and Director

                                  Exhibit 99.1


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Virilitec Industries, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ended July 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Jacob Roth, the Chief Executive Officer of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 27, 2003


/s/Jacob Roth
Jacob Roth, CEO

                                  Exhibit 99.2


CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of Virilitec Industries, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ended July 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Moshe Laufer, the Treasurer of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350), that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 27, 2003


/s/Moshe Laufer
Moshe Laufer, Treasurer