Form 10QSB
period 2003-10-31
VIRILITEC INDUSTRIES INC
filed 2003-12-16
CIK 1076700

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------

                                  FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2003

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

YES [X]    NO [  ]

As of October 31, 2003 the Registrant had 9,669,130 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                             Index to Form 10-QSB

                     For the Quarter ended October 31, 2003

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet as of October 31, 2003                        3

     Statement of Income for the three months ended              4

     October 31, 2003 and 2002

     Statement of Cash Flows for the three months ended          5

     October 31, 2003 and 2002

     Notes to the Financial Statements for the three months      6

     ended October 31, 2003

Item 2.  Management's Discussion and Analysis                    7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                       8

Item 2.  Changes in Securities                                   8

Item 3.  Defaults Upon Senior Securities                         8

Item 4.  Submission of Matters to a Vote of Security Holders     8

Item 5.  Other Information                                       8

Item 6.  Exhibits and Reports on Form 8-K                        8

Signatures                                                       8

Certifications                                                   9

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VIRILITEC INDUSTRIES, INC.

BALANCE SHEET

AT OCTOBER 31, 2003

(UNAUDITED)

Assets

Current Assets

Total current assets	$ -
Other Assets	-

Total assets	$ 0

Liabilities and Shareholder's Equity

Current Liabilities
Accrued payroll and related benefits	102,080
Accrued professional fees	28,826
Other accrued liabilities	75,000
Short Term Borrowings (related party)	15,631

Total current liabilities	221,536

Shareholder's Equity
Common Stock, $.0001 par value; authorized 20,000,000 shares;	967
issued and outstanding - 9,669,130
Paid in Capital	345,867
Accumulated deficit	(568,370)

Total Shareholder's Equity	(221,536)

Total liabilities and shareholder's equity	$ 0

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

VIRILITEC INDUSTRIES, INC.

 STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

	Three months ended
	October 31, 2003	October 31, 2002
	(Unaudited)	(Unaudited)

Revenue	$ -	$ 1,375

Cost of revenue	-	213

Gross profit	-	1,163

Operating expenses:
Salaries and payroll related	18,839	18,839
Research and development	-	3,600
Travel	-	395
Rent	1,000	550
Professional fees	-	387
Consulting	37,500	-
Selling, general and administrative expenses	480	174
Total operating expenses	57,819	23,945

Loss before other income (expense)	(57,819)	(22,782)

Other income (expense):
Interest income (related party)	-	880
Interest expense	-	(125)
Total other income (expense)	-	755

Net Loss	(57,819)	(22,027)

Basic weighted average common shares outstanding	9,669,130	8,169,130

Basic Loss per common share	$ (0.01)	$ (0.00)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

VIRILITEC INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS  ENDED OCTOBER 31, 2003 AND 2002

(UNAUDITED)

	Three months ended
	October 31, 2003	October 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (57,819)	$ (22,027)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	-	213

Changes in Operating assets and liabilities:
Accounts Receivable and other current assets	-	3,665
Accounts Payable and Accrued Liabilities	55,139	17,850

Net cash provided by/(used in) operating activities	(2,680)	(299)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
Short term borrowings (related party)	2,573	-

Net cash provided by/(used in) financing activities	2,573	-

Net increase (decrease) in cash and cash equivalents	(107)	(299)
Cash and cash equivalents, beginning of period	107	350

Cash and cash equivalents, end of period	$ -	$ 51

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

VIRILITEC INDUSTRIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

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

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Virilitec Industries, Inc.’s Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 – REVENUE RECOGNITION

    The company currently recognizes revenue in the form of distributor fees derived principally from commissions received on the sale of product.  Revenue is recognized when agent orders are filled by the manufacturer.

    In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies.  Management believes that Virilitec Industries, Inc.’s revenue recognition practices are in conformity with the guidelines of SAB 101.

NOTE 3 – NET EARNINGS (LOSS) PER SHARE

     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share.  SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.  Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

NOTE 4 – GOING CONCERN

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $57,819 for the three months ended October 31, 2003 (unaudited) and a loss of $568,370 since inception (unaudited).  Management has continued to maintain reporting compliance and seek new expansive areas in product development and marketing. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

PART II.  OTHER INFORMATION

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

Results of Operations

Three months ended October 31, 2003 and 2002

During the three month period ending October 31, 2003, the Company incurred a loss of $57,819 compared to a loss of $22,027 for the same period ended October 31, 2002.  The main components contributing to the increase in loss from year to year was a decrease in revenue generated by the Company and an increase in operating expenses in the current year.

Revenues

During the three month period ending October 31, 2003, the Company’s revenues were zero compared to $1,375 for the same period ended October 31, 2002.  Revenues were principally commissions received on the sale of product, specifically virility capsules.  The decrease in revenue from year to year is due to less demand of capsules sold from year to year.

Operating Expenses

During the three months ended October 31, 2003, the company incurred $57,819 in operating expenses as compared to $23,945 for the same period in 2002. This increase was primarily driven in the area of consulting expense.

Material changes in financial condition, liquidity and capital resources

At October 31, 2003, the Company had zero in cash and cash equivalents compared to $350 for the same period in 2002.  The Company has negative working capital of approximately $221,536 at October 31, 2003.  Net cash used in operating activities for the three months ended October 31, 2003 was $2,680 compared to $299 for the same period in 2002.  Cash used was mainly attributable to the operating expenses related to operations as well as changes in net operating assets and liabilities.

No cash was used in investing activities for the three months ended October 31, 2003 or for the three months ended October 31, 2002.

Net cash provided by financing activities was a net of $2,573 for the three months ended October 31, 2003 and zero for the same period in 2002. The amount for 2003 is primarily attributable to short term borrowings from related parties which was used to extinguish a loan payable.

The Company is aggressively pursuing strategic alliances which, if successful, is expected to bring a cash infusion and the Company believes that it will be able to repay approximately $200,000 in liabilities during the third quarter.

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

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K.

a)

Exhibits attached include:

(31)

Rule 13a-14(a)/15d-14(a) Certifications

(32)

Section 906 certifications

b)  The company filed no Forms 8K during the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VIRILITEC INDUSTRIES, INC.

    /s/ Bella Roth

By: ____________________________________

       Bella Roth, Chairman of the Board

Dated: November 20, 2003