Form 10KSB
period 2003-12-31
VIRILITEC INDUSTRIES INC
filed 2004-02-17
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    _________

                                   FORM 10-KSB


(Mark One)

[ ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

For the fiscal year ended ________________________________.

                                       OR

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from July 31,2003 to December 31, 2003.

                         Commission file number 0-25659

                           VIRILITEC INDUSTRIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                        11-3447894
 ---------------------------------                        -------------------
   (State or Other Jurisdiction                            (I.R.S. Employer
 of Incorporation or Organization)                        Identification No.)

           62 White Street, Third Floor, New York, NY          10013
        ------------------------------------------------------------------
            (Address of Principal Executive Offices)         (Zip Code)

                                 (646) 320-4394
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Act:

                                                       Name of Each Exchange
       Title of each Class                              on Which Registered
       -------------------                             ---------------------
         Not Applicable                                         None


Securities registered under Section 12(g) of the Exchange Act:


                         Common Stock, $0.0001 Par Value
                         -------------------------------
                                (Title of Class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

The issuer's revenues for its most recent fiscal year were $145,252.

The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on February 10, 2004 was approximately $8,543,604.

As of February 10, 2004 there were 157,669,130 shares of Common Stock, par value $0.0001 per share, outstanding.

                                TABLE OF CONTENTS


ITEM                                                                        PAGE


PART I


1        Description of Business                                              1
2        Description of Property                                              5
3        Legal Proceedings                                                    5
4        Submission of Matters to a Vote of Security Holders                  5


PART II


5        Market for Common Equity and Related Stockholder Matters             5
6        Management's Discussion and Analysis or Plan of Operation            7
7        Financial Statements                                                 15
8        Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 25
8A       Controls and Procedures                                              25


PART III


9        Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 of the Exchange Act                       25
10       Executive Compensation                                               26
11       Security Ownership of Certain Beneficial Owners and Management
         And Related Stockholder Matters                                      28
12       Certain Relationships and Related Transactions                       29
13       Exhibits, Lists And Reports On Form 8-K                              29
14       Principal Accountant Fees and Services                               29


SIGNATURES                                                                    30

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

Virilitec Industries, Inc., a Delaware corporation ("Virilitec"), was organized on August 11, 1998. We were formed to license and distribute a line of bioengineered virility nutritional supplements designed to enhance human male sperm count and potency. We were not successful in implementing our business plan, and after looking at other possible products to expand our product line, our management determined that it was in the best interests of our shareholders to attempt to acquire an operating company. As a result, we terminated all of our existing contracts and were inactive until the merger with ROO Media Corporation, a Delaware corporation ("ROO Media").

ACQUISITION OF ROO MEDIA CORPORATION

On December 2, 2003, Virilitec, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec ("Merger Sub"), ROO Media, and Jacob Roth and Bella Roth, each an individual (collectively, the "Virilitec Principal Stockholders"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged with and into ROO Media (the "Merger"). As a result of the Merger, Virilitec, through Merger Sub, acquired 100% of the capital stock of ROO Media, all issued and outstanding shares of capital stock of ROO Media held by the stockholders of ROO Media were cancelled and converted into the right to receive an aggregate of 148,000,000 shares of common stock of Virilitec ("Virilitec Common Stock"), the separate corporate existence of Merger Sub ceased, and ROO Media continued as the surviving corporation in the Merger as a wholly-owned subsidiary of Virilitec.

In connection with the Merger, we agreed to cause the resignation of all of the members of our Board of Directors and appoint new Directors as designated by the Chairman of the Board of Directors of ROO Media. As additional consideration for the Virilitec Common Stock, ROO Media paid to Virilitec $37,500 prior to the execution of the Merger Agreement, an aggregate of $100,000 of Virilitec's total $162,500 of liabilities as reflected on Virilitec's balance sheet on the closing date of the Merger, and Virilitec's $62,500 debt to Jacob Roth, Virilitec's former Chief Executive Officer. In connection with the $62,500 payment to Mr. Roth, ROO Media entered into an agreement to pay such debt within 90 days after the effective date of the Merger, which was December 3, 2003. The obligation to pay such debt is secured by the pledge of the 72,000,000 shares of the Virilitec Common Stock issued to Robert Petty, the Chief Executive Officer of ROO Media, after the Merger.

The Business

OVERVIEW

We, through our operating subsidiary ROO Media, are a digital media company in the business of providing products and solutions to a global base of clients that enable the broadcast of topical video content from their Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, online advertising, hosting, and content delivery. We also operate a global network of individual destination portals under the brand ROO TV, enabling end users in different regions around the world to view video content over the Internet that is topical, informative, up to date, and specific to the region in which they live. In conjunction with our subsidiaries, we currently service websites based in Europe, Australia, the United States and South Africa.

HISTORY OF THE DEVELOPMENT OF THE COMPANY'S BUSINESS

ROO Media Corporation ("ROO Media"), our wholly-owned subsidiary, was incorporated on March 30, 2001 in the State of Delaware. ROO Media's subsidiaries are ROO Media (Aust) Pty Ltd, ROO Media Europe Ltd, ROO Broadcasting Ltd and ROO TV Pty Ltd. ROO Media's business is the provisioning of topical video content, including news, business, entertainment, fashion, video games, movies, music and travel video, and associated services for broadcasting video over the Internet to a global base of clients. ROO Media's delivery platform supports worldwide syndication and television-style advertisement insertion programming. During 2001 and 2002, ROO Media focused on the development and refinement of its products and solutions, and only commenced the commercial selling of its solutions in late 2003. As a result of ROO Media's focus on the development and rollout of product and services, turnkey infrastructure, technology, and distribution model, ROO Media established a technology platform specifically designed to provide a cost effective, robust, and scaleable solution to manage and syndicate video content over the Internet.

Our media operational management and updating functions are based in Australia, where we are able to benefit from not only the substantial savings associated with the lower currency cost, but operational benefits associated with the time differences between the eastern and western hemispheres, allowing daily media content to be processed during the evening in the United States and the United Kingdom and during the daytime in Australia. As a result, we believe we have a strategic cost benefit over our competitors.

Our business plan is to develop a worldwide network of websites that utilize our technology and content to broadcast video from individual websites. The network of websites includes third party websites that license our technology and content as well as our own network of websites, which are branded as ROO TV. The network is designed to be similar to a traditional satellite of cable networks that distributes content throughout the world, with the difference being it is broadcasted over the Internet rather than via television. We have already developed the technology platform and content to enable over 4,000 videos to be viewed on a daily basis by a computer user connected to the Internet who visits a website utilizing our technology and video content. The video content available for viewing includes topical content such as news, business, entertainment, fashion, music, movies and travel. We update the video content and distribute the content to websites receiving our services on a daily bases. The video content is supplied by content providers such as The Associated Press and Reuters Media Inc, with whom we have established relationships. We generate revenue from fees paid by the websites for our content and technology services and, like traditional media companies, from advertising across our network of websites.

As part of our worldwide strategy to develop a network of websites, we have also developed and launched our own network of websites under the brand name ROO TV (www.rootv.com). ROO TV operates television-style destination websites in various regions around the world, including Australia, Singapore, South Africa, the United States, and the United Kingdom. Since commencing operations in January 2003, ROO TV has provided on-demand news, business, entertainment, fashion, travel, health, music and movie videos. The ROO TV sites offer users a wide range of video content to view free of charge, via either a narrowband or broadband Internet connection. Until recently, the business of ROO TV has been operated as part of our technology and video distribution platform based in the United States, and utilized various technologies, including video files hosted and delivered worldwide via AT&T's network. ROO TV now operates as a stand-alone business. The principal objectives of ROO TV are to open additional country-based websites in conjunction with expanding and developing the initial advertising base already secured by us. This principal objective involves the procurement and registration of suitable websites, securing increased visits to the websites, promoting the existing and new websites to worldwide and local advertisers, and securing content, which encourages return and regular visits to the websites.

We have a number of established license agreements in place with content owners around the world, including The Associated Press, Reuters Media Inc, and The Australian Broadcasting Corporation (ABC). Specifically, we have signed two-year contracts with Reuters and the Associated Press for news, business and entertainment content. These relationships have enabled us to build a content database that hosts over 4,000 video clips on a range of topics, including news (world and regional), business, entertainment, fashion, health, music, movies and travel. The content database is updated on a daily basis. Contracts with the individual content providers are typically twelve to twenty-four months in length. The fees we pay for the content we receive can range from a flat fee per month, to a fee every time a video is viewed, to a fee whenever a video is viewed with an associated instream television-style video advertisement.

Operational Strategy
--------------------

Our operational strategy for 2004 is broken into the following core areas:

o Expanding content database and developing new products based on our existing pool of quality video content for emerging markets such as wireless and set top boxes;

o Increasing market penetration and growing market share and distribution in the United States, Europe, Asia and Australia;

o Expanding the network of websites in which we provide content and technology by expanding the ROO TV network of websites to more countries, and activating new customers to our content solutions using our direct sales force and resellers of our products and services in markets in the United States, Australia, United Kingdom and Asia;

o Acquiring commercially viable companies or businesses that have the potential for accelerating or enhancing our business model;

o Investing in research and development of products, platform and technology to offer a wider range of video content and improved user experience for users viewing videos from our platform; and

o Developing awareness and relationships with advertising agencies and advertisers of the benefits of advertising on our network of websites.

The implementation of our operational strategies will be dependent on raising additional capital throughout 2004 and we cannot assure you that such operational strategies will be achieved.

Sales and Marketing
-------------------

Our products and services are sold by our direct sales force and appointed resellers. Our syndication and video solutions products are sold by our direct sales force based in the United States and Australia, our online advertising is sold by our direct sales force and through appointed interactive online advertising agencies, and ROO TV is promoted through major search engines and interactive web sites. Our direct sales force target the following market segments for our content syndication products: (1) media and newspaper chains;
(2) Internet service providers; and (3) dedicated vertical websites such as entertainment websites that are potential purchasers of entertainment video content. Through our direct sales force and third party advertising agencies, we target potential advertisers to advertise on our network of websites. We manage our sales database through a customer relationship management system, which allows for access and tracking from any ROO Media sales staff connected to the Internet. Marketing of our products and services is done through traditional public relations and web-based marketing.

Technology
----------

Our technology platform and infrastructure is largely based in the United States and is designed to be accessed and maintained from satellite offices anywhere in the world via a Virtual Private Network (VPN) over the Internet. The technology platform has been specifically designed to provide a cost effective, robust, scaleable solution to manage and syndicate video content over the Internet. The platform architecture allows for the flexible usage of a wide range of third party software, hardware and internally developed operational processes. The key components forming the platform are housed with AT&T in New York, VideoDome Networks, Inc. in California, and smaller hosting arrangements located in Texas and Atlanta, Georgia. The key features of our technology platform include:

     o    Full screen video viewing;

     o Viewing of all content via either a narrowband (Dial up) or broadband connection;

     o    Platform supporting Real Networks and Microsoft Windows Media formats;

     o Global delivery and hosting allowing for video viewing throughout the world by anyone connected to the Internet;

     o Ability to program TV commercials to be played before selected videos on selected web sites;

     o    Secure storage and protection of media files;

     o Full reporting on videos viewed by type, date, country, web site, etc.;

     o The ability to present the videos in players and templates which match the branding of the multiple web sites on which the content is syndicated; and

     o Central technology platform allowing videos to be automatically updated across the multiple web sites in which they are displayed.

Intellectual Property
---------------------

         We do not have any registered copyrights on any software and have not completed the filing of our trademark and patent applications. A large majority of our software was acquired from third parties. For example, we acquired the intellectual property relating to Internet satellite sports from Robert Petty, our Chief Executive Officer, who in turn acquired it from Midnight Bay Pty Ltd, in exchange for the issuance of 25 ordinary shares in ROO Media to Mr. Petty or his nominees prior to the merger with Virilitec Industries Inc. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property.

         We depend on technology licensed to us by third parties. We license technology from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We anticipate that we will continue to license technology from third parties in the future. Although we do not believe that we are substantially dependent on any licensed technology, some of the software that we license from third parties could be difficult for us to replace. The effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation of our products, impair the functionality of our products, delay new product introductions, and/or damage our reputation. See "Risk Factors".

Products
--------

Our products and services, including those of our subsidiaries, are broken into the following core areas:

         ROO Solutions. We utilize our expertise in video broadcasting over the Internet to build customized video solutions for specific customers or industry segments. Our platform has been designed to be flexible in accommodating various opportunities for activating video for broadcast over the Internet and accommodating emerging technologies such as wireless devices (i.e., mobile phones and PDAs) and set top boxes. The same platform, or components thereof, used by us to run our network of websites can be adapted to suit the individual needs of clients with specific objectives in mind. As our profile within the market segment increases, organizations have increasingly approached us to aid them in addressing a variety of individual Internet broadcasting requirements. An example is B & T Weekly, a Reed Business Information publication targeted to the advertising and marketing industry; we utilize our platform and solutions to provide a wide range of television commercials for the advertising industry, which can be viewed from the B & T Website located at www.bandt.com.au.

         ROO Syndication of Licensed Video Content. We provide a turnkey solution for customers located throughout the world to activate licensed topical video content on their web sites. ROO Media supplies our wholesale clients with a cost effective turnkey solution whereby the client receives the licensed video content it selects, such as news, business, fashion, entertainment, travel, etc., the technology to integrate the video into its website, daily management and updating of the content, and regular reporting on which content is being viewed. We generally receive a base fee per month from the client and a share of the advertising revenue generated on the client's website. Samples of current customers for this service include www.internetvideomag.com based in the United States, Neighborhood Cable, a broadband and cable TV provider based in Australia (www.nctv.com.au), Undercover, a music interview and information web site, and CEO Online, a web site for CEOs to access information and resources.

         ROO TV, Our Own Network of Web Sites. ROO TV (www.rootv.com) web sites are country-based web sites that provide over 4,000 videos available for viewing and allow users to view a range of videos across multiple categories, such as news, business, entertainment, music, movie, fashion, computer games and travel, from their computer. Each individual ROO TV country site contains content specific to that country. For example, on the Australian ROO TV sites, Australian news is featured. Videos are updated six times a week with the latest video content available. The first ROO TV site was officially launched in the first quarter of 2003. To date, sites have been launched in Australia, the United States, the United Kingdom, Singapore and South Africa.

         ROO Media Online Advertising Network. Through ROO TV and our syndication clients, we have developed a network of web sites across which we can sell advertising inventory. Specifically, we have developed and implemented an advertising platform specifically designed to simultaneously provide advertisers with a targeted demographic and calculated success, and ROO Media, our content providers and our wholesale clients with a substantial and additional incremental revenue stream. The advertising includes traditional banner ads and television-style 15 second and 30 second commercials, which can be programmed to play before and after topical video clips that are most likely to be viewed by the advertisers' chosen demographic. The platform has also been designed to allow for 2 to 3 minute advertorials to be included on a wholesale client's website, or as a standalone clip within certain content categories of our content bank. Advertising inventory across our network of web sites is sold by our direct sales force and through appointed interactive online advertising agents. Revenue is generated for us every time a clip is viewed. Our syndication clients receive a percentage of the advertising revenue generated on their websites by our online advertising.

         Our platform provides the ability to:

          o Program an advertisement to run only on selected web sites in selected countries;

          o Program a commercial to run a specific amount of times or between a selected range of dates;

          o    Program a commercial to run within a selected content category;
               and

          o    Provide reports on how many times the advertisement was viewed.

Initial advertisers featuring our instream advertising have included brands such as Telstra, Saab, Sony Music, Nescafe, American Express and ING.

         ROO Broadcasting Ltd. In July 2003, we purchased the intellectual property relating to Australian horse racing. In August 2003, we established ROO Broadcasting Ltd. ("RBL") as a separate company to focus on the development of solutions for the horse racing market place. RBL plans to focus on the supply of video solutions to the horse racing industry, which include the broadcasting of live horse races over the Internet. Target markets include thoroughbred racing, harness racing and greyhound racing. RBL currently focuses on the Australian market place, which is known to have one of largest racing industries in the world, and plans to explore other worldwide markets.

INDUSTRY

         We focus on providing technology and content solutions to the emerging and growing segment of broadcasting video over the Internet and emerging broadcasting platforms such as wireless and set top boxes. Through technology advancements and the expansion of broadband services worldwide, the Internet now enables the viewing of video from a computer connected to the Internet. This creates a fundamental change in the way people can view media and transforms the Internet into a broadcasting platform similar to television and radio platforms. According to industry statistics, Internet access and audio and video usage over the Internet have grown substantially over the past twelve months. A recent study by Arbitron/Edison Media Research called Internet and Multimedia 11: New Media Enters the Mainstream reported that Internet usage in the United States has grown five percent (5%) in the period from January 2003 to July 2003,and that currently eighty percent (80%) of Americans have access to the Internet compared to forty eight percent (48%) in July 1999. The weekly Internet broadcast audience has grown from approximately 16 million Americans in July 2000 to 30 million in July 2003. Furthermore, in July 2003 more than one in five consumers (approximately 50 million Americans) have accessed audio or video over the Internet. In addition, a study by AccuStream iMedia Research showed a 52% increase in the number of video streams being served in 2001 to 3.9 billion in 2002.

COMPETITION

         The provisioning and streaming of digital media content over the Internet is rapidly becoming a competitive industry. While there are only a few industry participants similar to us that provide a full suite of associated products and services, there are a number of more traditional content syndicators who have entered the industry by providing their own content for streaming over their own portals. For example, Disney, Time Warner and CNN all provide access to their own content in digital format over their own destination Internet portals. There are also a number of smaller operations which provide wholesale syndication services such as The FeedRoom (www.feedroom.com), which provides a destination service similar to that of ROO TV. Other competitors on select products of ROO Media include: Real Networks, Inc., a global provider of network-delivered digital media service and the technology that enables digital media creation, distribution and consumption; 24/7 Real Media, Inc., a provider of solutions for interactive marketing, including enabling Internet marketers to target, convert and retain their best online customers and manage and protect customer relationships; and Loudeye Corporation, a service provider facilitating the use of digital media for live and on-demand applications for enterprise communication, marketing and entertainment. ROO Media has sales, marketing and/or technology relationships with Real Networks, Inc. and 24/7 Real Media, Inc. We believe that as the market segment continues to grow, new competitors will enter the market and compete directly with us.

GOVERNMENT REGULATION

         We are subject to risks associated with governmental regulation and legal uncertainties. Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), caching of content by server products, sweepstakes, promotions, and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

         There is uncertainty regarding how existing laws governing issues such as illegal or obscene content and retransmission of media apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models.

         The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business. See "Risk Factors."

         RESEARCH AND DEVELOPMENT

         We continue to pursue opportunities to improve and expand our products and services and have dedicated resources which continue to review and enhance our technology platform and the products and solutions we offer. Currently, research and development is conducted internally as well as through outsourcing agreements. We plan to consider opportunities to expand our current content categories to offer specific lifestyle, children's content, sport, science and educational content. We also plan to explore opportunities to further enhance our distribution and technological infrastructures to maintain our competitive position. Furthermore, we are planning to launch a new ROO TV platform offering improved user features and to improve operational process and costs for maintaining and uploading our database on a daily basis. We cannot assure you, however, that we will achieve our research and development goals. Research and development expenses were $142,845 for the year ended December 31, 2003, and $138,380 for the year ended December 31, 2002.

INSURANCE

         Other than workers' compensation insurance, which we are required to acquire under the laws of Australia, we maintain no other insurance.

EMPLOYEES

         We currently have seven (7) employees and consultants, 6 full-time and 1 part-time, based in Australia and the United States. The current employees and consultant's functions are divided into three-core areas: development and media management, sales and marketing, and management and administration. With the exception of our CEO Robert Petty, we have no long-term employment contracts with any of our staff or consultants. We do, however, enter into confidentiality agreements with all our employees and consultants, which clearly outline the individual's job function and the treatment of confidential information.

ITEM 2.           DESCRIPTION OF PROPERTY

         Our operations are based in a rented premises located at 212 Balaclava Road, North Caulfield, Victoria, Australia. Our principal executive offices are a rented premises located at 62 White Street, 3rd Floor, New York , New York 10013. Both rental agreements are month-to-month agreements

ITEM 3.           LEGAL PROCEEDINGS

         On August 21, 2003, we, through our former President Bella Roth, entered into a cease and desist agreement with the SEC resolving the previously disclosed matter. We are not currently involved in any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2003.


PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On February 6, 2001, the Company's Common Stock began being quoted on the NASDAQ Over-The-Counter Bulletin Board (OTC:BB) under the symbol VRLT.

The following table sets forth, for the periods indicated, the high and low closing price of the Common Stock for each fiscal quarter during the last two fiscal years and for the subsequent period to December 31, 2003, as reported by the Over-the-Counter Bulletin Board. These quotations reflect the inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

      Fiscal Quarter Ended          High               Low
      --------------------          -----              ---
             7/31/01                $2.50             $ .90
            10/31/01                $2.50             $1.30
             1/31/02                $3.10             $ .70
             4/30/02                $1.20             $ .28
             7/31/02                $ .30             $ .08
            10/31/02                $ .12             $ .04
             1/31/03                $ .07             $ .04
             4/30/03                $ .07             $ .02
             7/31/03                $ .055            $ .03
            10/31/03                $ .09             $ .03
            12/31/03                 $.15              $ .04

     Of the 157,669,130 shares of common stock outstanding, approximately 148,669,130 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

HOLDERS

On February 10, 2004, there were approximately 190 holders of our common stock.

DIVIDENDS

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our Common Stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon the our earnings, our capital requirements and our financial condition, as well as other relevant factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

On December 1, 2003 ROO Media, prior to the merger with Virilitec Industries, Inc., completed a private placement of 115 shares of its common stock for an aggregate amount of US$524,589. We offered the shares directly without the utilization of a placement agent. The securities were only sold to accredited investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. ROO Media used the proceeds from the private placement for working capital.

On December 2, 2003, Virilitec, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec ("Merger Sub"), ROO Media, and Jacob Roth and Bella Roth, each an individual (collectively, the "Virilitec Principal Stockholders"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged with and into ROO Media (the "Merger"). As a result of the Merger, Virilitec, through Merger Sub, acquired 100% of the capital stock of ROO Media, all issued and outstanding shares of capital stock of ROO Media held by the stockholders of ROO Media were cancelled and converted into the right to receive an aggregate of 148,000,000 shares of common stock of Virilitec ("Virilitec Common Stock"), the separate corporate existence of Merger Sub ceased, and ROO Media continued as the surviving corporation in the Merger as a wholly-owned subsidiary of Virilitec.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is a discussion of the financial condition and results of operations for the years ended December 31, 2003 and 2002. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" and elsewhere in this report. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel.

OVERVIEW

Virilitec Industries, Inc. ("Virilitec"), through its operating subsidiary ROO Media Corporation ("ROO Media"), is a digital media company in the business of providing products and solutions to a global base of clients that enable the broadcast of topical video content from the clients' Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, online advertising, hosting, and content delivery. We also operate a global network of individual destination portals under the brand ROO TV, enabling end users in different regions around the world to view video content over the Internet that is topical, informative, up to date, and specific to the region in which they live. In conjunction with our subsidiaries, we currently service customers based in Europe, Australia, the United States and South Africa.

We acquired ROO Media by entering into an Agreement and Plan of Merger (the "Merger Agreement") between Virilitec, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec ("Merger Sub"), ROO Media, and Jacob Roth and Bella Roth, each an individual (collectively, the "Virilitec Principal Stockholders"), on December 2, 2003. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged with and into ROO Media (the "Merger"). As a result of the Merger, Virilitec, through Merger Sub, acquired 100% of the capital stock of ROO Media, all issued and outstanding shares of capital stock of ROO Media held by the stockholders of ROO Media were cancelled and converted into the right to receive an aggregate of 148,000,000 shares of common stock of Virilitec ("Virilitec Common Stock"), the separate corporate existence of Merger Sub ceased, and ROO Media continued as the surviving corporation in the Merger as a wholly-owned subsidiary of Virilitec.

ROO Media was incorporated on March 30, 2001 in the State of Delaware. ROO Media's subsidiaries are ROO Media (Aust) Pty Ltd, ROO Media Europe Ltd, ROO Broadcasting Ltd and ROO TV Pty Ltd. ROO Media's business is the provisioning of topical video content, including news, business, entertainment, fashion, video games, movies, music and travel video, and associated services for broadcasting video over the Internet to a global base of clients. ROO Media's delivery platform supports worldwide syndication and television-style advertisement insertion programming. During 2001 and 2002, ROO Media focused on the development and refinement of its products and solutions, and only commenced the commercial selling of its solutions in late 2003. As a result of ROO Media's focus on the development and rollout of product and services, turnkey infrastructure, technology, and distribution model, ROO Media established a technology platform specifically designed to provide a cost effective, robust, and scaleable solution to manage and syndicate video content over the Internet.

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

On December 3, 2003, we obtained all of the outstanding shares of common stock of ROO Media Corporation ("ROO Media"), a provider of topical video content and associated services for broadcasting video over the Internet, in exchange for the issuance of an aggregate of 148,000,000 of our common shares, valued at $0.05 per common share. The acquisition was accounted for as a purchase. Prior to the acquisition of ROO Media, we had no tangible assets and had no operations since around July 2003, when we terminated all of our existing contracts and started exploring offers from various private operating companies seeking to merge into a public company.

For accounting purposes the Merger is being recorded as a recapitalization of ROO Media with ROO Media as the acquirer. The transaction is being treated as an issuance of shares for cash by ROO Media. Shares issued in the Merger are shown as outstanding for all periods presented in these financial statements in the same manner as for a stock split. Pro forma information on this transaction is not presented as at the date of this transaction, Virilitec is considered a public shell and accordingly, the transaction will not be considered a business combination. The financial statements prior to December 2, 2003 reflect the operations of ROO Media only.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

    NET REVENUES

Total net revenues increased by $140,725, from $4,527 for the year ended December 31, 2002 to $145,252 for the year ended December 31, 2003. The increase reflects the commercial release of our products and solutions in late 2003.

    OPERATING EXPENSES

Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development, and costs of technology acquired from third parties to incorporate into products currently under development. Research and development expenses were $142,845 for the year ended December 31, 2003, an increase of 3.2% from $138,380 for the year ended December 31, 2002. The increase in expenses was due primarily to the increase in activities to bring our products to market.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for advertising sales and marketing consultants, expenditures for advertising, and promotional activities and expenses to bring the product to market, including content cost and hosting costs. These expenses increased by $151,161, from $48,716 for the year ended December 31, 2002 to $199,877 for the year ended December 31, 2003, an increase of 310.3%. This increase was due primarily to higher costs associated with increased activity in the commercialization of our products.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, and consulting fees, and facilities costs. These expenses increased by $149,077, from $169,873 for the year ended December 31, 2002 to $318,950 for the year ended December 31, 2003, an increase of 87.8%. This increase was due primarily to increased activity in preparing for the merger with ROO Media and included the external costs associated with the merger, as well as providing administrative support to the increased activity of operations.

We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we continue to hire personnel and incur expenses to build our infrastructure to support the growth of our business and our operations.

Interest Income. Interest income totaled $29 in the year ended December 31, 2003.

INTEREST EXPENSE, RELATED PARTY

Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chief Executive Officer, and his affiliate, Petty Consulting Inc. This expense increased by $25,244, from $37,178 for the year ended December 31, 2002 to $62,422 for the year ended December 31, 2003, an increase of 60.3%. This increase was due primarily to an increased level of indebtedness to Robert Petty and Petty Consulting Inc. as a result of funding our working capital requirements.

NET LOSS FROM OPERATIONS

Net Loss increased $189,193 or 48.6% for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in net loss is due to the increase in activities to develop products for future revenue generation together with the costs associated with the merger with ROO Media in 2003.

DIVIDENDS

We did not declare dividends on our shares of common stock in the years ended December 31, 2003 and 2002.

CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application places the most significant demands on our management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, our management cautions that future events rarely develop as forecast, and that best estimates may routinely require adjustment.

Fees generated from advertising recognized as advertising is delivered over the terms of the contracts. We may guarantee a minimum number of advertising impressions, click-throughs or other criteria on our websites or products for a specified period. To the extent these guarantees are not met, we defer recognition of the corresponding revenue until guaranteed delivery levels are achieved.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB, issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in interim and annual financial statements effective for the period ended December 31, 2002. The Company's adoption of the initial recognition and measurement provisions of FIN 45 effective January 1, 2003, did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirement so of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.

On October 8, 2003, the FASB deferred the implementation date for FIN 46 as it relates to variable interest entities that existed prior to February 1, 2003 and in December 2003 the FASB issued a revised FIN 46. The revised effective date for the Company is the end of the first reporting period ending after March 15, 2004 (April 30, 2004 for the Company). However, the Company must apply either the revised or the original FIN 46 to so called special-purpose entities as of the end of the first reporting period ending after December 15, 2003 (January 31, 2004 for the Company). Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149, effective July 1, 2003, did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have a material impact on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

From ROO Media's inception through December 31, 2003, we have financed our activities through funding from a loan facility from Robert Petty, our Chief Executive Officer, and through private placements.

Net cash used in operating activities was $365,708 for the year ended December 31, 2003 and $372,764 for the year ended December 31, 2002. Net cash used in operating activities resulted primarily from our net operating losses.

Net cash used in investing was $12,814 for the year ended December 31, 2003 and $7,891 for the year ended December 31, 2002. Net cash used in investing activities resulted primarily from increased costs related to purchased computer equipment.

Net cash provided by financing activities was $405,422 for the year ended December 31, 2003 and $393,046 for the year ended December 31, 2002. Net cash provided by financing activities consisted of proceeds from net increases in loans from Robert Petty, our Chief Executive Officer, and private placements.

As of December 31, 2003, we had a working capital deficiency of approximately $772,648. Our cash balance as of December 31, 2003 of $26,371 is, in management's opinion, not sufficient to ensure our continued operation and the payment of debts until our business is profitable and generating sufficient cash flow to meet our liquidity requirements, of which there can be no assurance. We do not expect additions to property and equipment to be material in the near future.

We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Euro and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Europe, the United Kingdom and Australia, where we invoice our customers primarily in euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the fiscal years ended December 31, 2003 and 2002.

We anticipate that our liquidity needs over the next 12 months will require additional financings. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $578,813 and $389,620 for the years ended December 31, 2003 and 2002, respectively. Additionally, we had a net working capital deficiency of approximately $772,648 and accumulated deficit of approximately $1,152,652 at December 31, 2003, and negative cash flows from operating activities of approximately $365,708 and $372,764 for the years ended December 31, 2003 and 2002, respectively. We have incurred losses since ROO Media's inception, have an accumulated deficit, and have experienced negative cash flows from operations since ROO Media's inception. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in 2004, primarily as a result of an increase in sales, and plans to raise capital through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans.

OFF-BALANCE SHEET ARRANGEMENTS

None.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Risks Related to our Business.

OUR OPERATING SUBSIDIARY, ROO MEDIA CORPORATION ("ROO MEDIA") HAS A LIMITED OPERATING HISTORY AND THEREFORE WE CANNOT ENSURE THE LONG-TERM SUCCESSFUL OPERATION OF OUR BUSINESS OR THE EXECUTION OF OUR BUSINESS PLAN. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the markets digital media software in which we operate. To address the risks and uncertainties faced by our business, we must meet many challenges including:

     o Establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;

     o Establishing and maintaining adoption of our technology on a wide variety of platforms and devices;

     o   Establishing and maintaining our brand name;

     o Timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services;

     o Developing services and products that result in high degrees of customer satisfaction and high levels of customer usage;

     o Successfully responding to competition, including competition from emerging technologies and solutions; and

     o Developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

WE HAVE NOT BEEN PROFITABLE AND IF WE DO NOT ACHIEVE PROFITABILITY, OUR BUSINESS MAY FAIL. We are a development stage company and to date have not been profitable. As of December 31, 2003, we had a stockholders' deficit of $756,472. We had net losses for the years ended December 31, 2003 and 2002, and we may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. Accordingly, our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products or services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer. We devote significant resources to developing, enhancing, selling, marketing and obtaining content for our products and services. As a result, we will need to generate significant revenue to be profitable in the future.

WE NEED ADDITIONAL FINANCING TO ACHIEVE OUR GROWTH STRATEGY. Because there can be no assurance that future financing will be available to us, we cannot ensure that we will be able to obtain the capital necessary to implement our plan of operations. We secured additional financing in the fourth quarter of 2003 to continue to pursue our growth strategy. We have limited resources and it is possible that we may need additional financing depending on the performance against our business plan, or we may be required to modify, delay or abandon some or all of our expansion plans, which may have a material adverse effect on our business. We cannot guarantee that we will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to us. In addition, we may not be able to continue as a going concern.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and these securities may have rights and preferences superior to those of our current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR ADVERTISING BUSINESS MODEL. A significant part of our business model is to generate revenue by providing interactive marketing solutions to advertisers, ad agencies and Web publishers. The profit potential for this business model is unproven. To be successful, both Internet advertising and our solutions will need to achieve broad market acceptance by advertisers, ad agencies and Web publishers. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to contract with Web publishers that have Web sites with adequate available ad space inventory. Further, these Web sites must generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising, and demand for its solutions. We cannot assure you that demand for our new solutions will emerge or become sustainable.

OUR RESOURCES MAY NOT BE SUFFICIENT TO MANAGE OUR EXPECTED GROWTH; FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH WOULD BE DETRIMENTAL TO OUR BUSINESS. We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staffs. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected.

WE MAY NOT SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES. Our business and operating results would be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenue or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenue or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments. If we are unable to be a technological leader in our market, our business is likely to be harmed.

Because the markets for our products and services are changing rapidly, we must develop new offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause increased development costs, loss of revenue, adverse publicity, reduced market acceptance of our products or services or lawsuits by customers.

WE COULD LOSE STRATEGIC RELATIONSHIPS THAT ARE ESSENTIAL TO OUR BUSINESS. The loss of certain current strategic relationships or key licensing arrangements, the inability to find other strategic partners or the failure of our existing relationships to achieve meaningful positive results for us could harm our business. We may not be successful in forming or managing strategic relationships and, in particular, we may meet resistance in forging such relationships if our potential strategic partners desire to minimize their dependency on any one technology provider.

THE GROWTH OF OUR BUSINESS DEPENDS ON THE INCREASED USE OF THE INTERNET FOR COMMUNICATIONS, ELECTRONIC COMMERCE AND ADVERTISING AND THE GROWTH OF THE WIRELESS DATA MARKET. The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising, and also on the growth of the wireless data market, including the growth of devices with multimedia capability. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services, or if widespread adoption of technology to access data and multimedia content on wireless devices does not occur. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable media medium. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and may impact our ability to sell our products and services and ultimately impact our business results and prospects.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline. In addition, Web sites have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the Internet network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, Internet usage, as well as the usage of our products, services and Web sites, could grow more slowly or decline.

RATE OF ADOPTION OF BROADBAND TECHNOLOGIES POSES RISKS TO OUR BUSINESS. We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds through the growth of broadband transmission. If broadband technologies do not become widely available or widely adopted, our products and services, particularly our subscription services, may not achieve broad market acceptance and our business and prospects could be harmed.

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS ARE LIKELY TO INCREASE OUR COSTS. In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOX"). The purpose of the SOX is to, among other things, protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. We expect these developments to increase the legal and financial compliance costs, and to make some activities more difficult. For example, we expect these developments to make it more difficult and more expensive for public companies to obtain director and officer liability insurance. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. Furthermore, proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense, could increase the expenses that we report under GAAP and adversely affect our operating results. While we will endeavor to establish the requisite procedures and structure our corporate governance in accordance with the SOX and the rules and regulations issued by the SEC thereunder, we cannot assure you that we will be successful in this regard or that the costs we incur in doing so will not prove exorbitant.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES. Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), caching of content by server products, sweepstakes, promotions, and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

There is uncertainty regarding how existing laws governing issues such as illegal or obscene content and retransmission of media apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

     o    limit the growth of the Internet;

     o create uncertainty in the marketplace that could reduce demand for our products and services;

     o    increase our cost of doing business;

     o expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Web sites;

     o lead to increased product development costs or otherwise harm our business; or

     o decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR THE PROVISION OF THIRD-PARTY PRODUCTS, SERVICES OR CONTENT. We have arrangements to offer third-party products, services, content or advertising via distribution on our Web sites. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, content or advertising. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH OTHER COMPANIES IN THE MEDIA DELIVERY MARKET. The market for software and services for media delivery over the Internet is relatively new and constantly changing. We expect that competition will continue to intensify. Increased competition may result in price reductions, reduced margins, loss of customers, and a change in our business and marketing strategies, any of which could harm our business.

Many of our current and potential competitors have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services may enter the market at any time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology franchise. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

Our web sites and network compete for user traffic and Internet advertising revenue with a wide variety of web sites, Internet portals and ISPs. We cannot be certain that advertisers will place advertising with us or that revenue derived from such advertising will be meaningful. We cannot predict if our advertising revenues can be sustained or will increase in future periods.

ANY FAILURE OF OUR NETWORK COULD LEAD TO SIGNIFICANT DISRUPTIONS IN OUR SERVICES BUSINESS, WHICH COULD DAMAGE OUR REPUTATION, REDUCE OUR REVENUES OR OTHERWISE HARM OUR BUSINESS. Our business is dependent upon providing our customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of our web sites and network infrastructure may harm our ability to distribute our products and services to our clients, as well as our reputation and ability to attract and retain clients, customers, advertisers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications, and our systems could be subject to greater vulnerability in periods of high employee turnover. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. To meet our customers' requirements, we must protect our network against damage from, among other things, human error, physical or electronic security breaches, computer virus, fire, earthquake, flood and other natural disasters, power loss, telecommunications failure, and sabotage and vandalism. Our failure to protect our network against damage from any of these events will harm our business.

Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on Web browsers, ISPs and online service providers to provide Internet users access to our Web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

WE DEPEND ON AN OUTSIDE THIRD PARTY TO MAINTAIN OUR COMMUNICATIONS HARDWARE AND PERFORM MOST OF OUR COMPUTER HARDWARE OPERATIONS. Substantially all of our communications hardware and most of our computer hardware operations are located at an AT&T facility in New York. If AT&T's hardware and operations fail, our reputation and business will suffer. We do not have complete backup systems for these operations. We have a limited disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our operations are dependent on our ability to protect our computer systems against these unexpected adverse events. If any of the foregoing occurs, we may experience a complete system shutdown. Any business interruption insurance that we carry is unlikely to be sufficient to compensate us for loss of business in the event of a significant catastrophe. A problem with, or failure of, our communications hardware or operations could result in interruptions or increases in response times on the Internet sites of our customers. If we cannot maintain our system in the event of unexpected occurrences, make necessary modifications and/or improvements to the technology, such deficiencies could have a material adverse effect upon our business, financial condition and results of operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES. The loss of, or our inability to maintain, these licenses could result in increased costs or delay sales of our products. We license technology from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any licensed technology, some of the software that we license from third parties could be difficult for us to replace. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. The use of additional third-party software would require us to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation of our products, impair the functionality of our products, delay new product introductions, and/or damage our reputation.

We rely on content provided by third parties to increase market acceptance of our products and services. If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers to develop and offer content in our formats that can be delivered using our server products. We also rely entirely on third-party content for the programming and content offerings. In some cases, we pay substantial fees to obtain content for these services. We cannot guarantee that third-party content providers will continue to rely on our technology or offer compelling content in our formats, nor can we guarantee that we will be able to secure licenses to their content or that such licenses will be available at commercially reasonable rates, to encourage and sustain broad market acceptance of our products and services. The failure to do so would harm our business and our business prospects.

OUR BUSINESS MAY BE HARMED BECAUSE WE HAVE NOT COMPLETED THE FILING OF OUR TRADEMARK AND PATENT APPLICATIONS AND WE DO NOT HAVE ANY REGISTERED COPYRIGHTS. A large majority of our software was acquired from third parties. We have not registered copyrights on any software. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We can not assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights.

WE ARE DEPENDENT ON OUR MANAGEMENT AND KEY EMPLOYEES. If we are unable to retain our key personnel, our business may be harmed. We rely on our management to make all of our business decisions. Our business is dependent upon the experience of our executive officers and key personnel who are familiar with both the specific issues facing the Internet media industry and our future plans and goals. We do not have employment agreements with most of our senior management team. If one or more individuals from our senior management team were to resign, the loss could result in loss of sales, delays in new product development and diversion of management resources, and we could face high costs and substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We do not maintain "key person" life insurance policies.

OUR FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM OUR BUSINESS. Our ability to establish and maintain a competitive position will depend, in part, on our ability to attract and retain qualified personnel in all areas, especially those with management and product development skills. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 46.93% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH THE STOCKHOLDERS, WHO MAY BE UNABLE TO EXERCISE CONTROL. As of February 10, 2004, our executive officers, directors and affiliated persons beneficially owned approximately 46.93% of our common stock. Robert Petty, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 45.67% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:


     o    elect or defeat the election of our directors;

     o    amend or prevent amendment of our articles of incorporation or bylaws;

     o effect or prevent a merger, sale of assets or other corporate transaction; and

     o control the outcome of any other matter submitted to the shareholders for vote.

ITEM 7.        FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
VIRILITEC INDUSTRIES, INC. AND SUBSIDIARIES

     o    Consolidated Balance Sheet as of December 31, 2003

     o Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003 and 2002 and the cumulative period from March 30, 2001 (date of inception) to December 31, 2003

     o    Consolidated Statements of Stockholders' Equity (deficit)

     o Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the cumulative period from March 30, 2001 (date of inception) to December 31, 2003

     o    Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Virilitec Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Virilitec Industries, Inc. and Subsidiaries (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the two years then ended and for the period from March 30, 2001 (inception), to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virilitec Industries, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years then ended and from March 30, 2001 (inception), to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   /s/ Moore Stephens, P.C
                                                   --------------------------
New York, New York                                 Moore Stephens, P.C.
February 6, 2004                                   Certified Public Accountants

                   Virilitec Industries, Inc. and Subsidiaries
               Consolidated Balance Sheet as of December 31, 2003


Assets

Current Assets
                  Cash and cash equivalents                                        $    26,371
                  Accounts receivable                                                    4,976
                                                                                   -----------

                                 Total current assets                                   31,347

Equipment net of accumulated depreciation of $7,579                                     16,176
                                                                                   -----------
                                 Total assets                                           47,523
                                                                                   ===========

                                 Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
                  Accounts payable                                                     174,158
                  Notes payable - other                                                 62,500
                  Stockholder loans payable                                            514,164
                  Other current liabilities                                             53,173
                                                                                   -----------
                                 Total current liabilities                             803,995
                                                                                   -----------

Commitments and Contingent Liabilities                                                      --

Stockholders' Equity (Deficit)
                  Common stock, $.0001 par value; authorized 500,000,000 shares;
                    issued and outstanding 157,669,130                                  15,767
                  Paid-in capital                                                      393,341
                  (Deficit) accumulated during development stage                    (1,152,642)
                  Accumulated other comprehensive (loss)                               (12,938)
                                                                                   -----------
                                 Total stockholders' equity (deficit)                 (756,472)
                                                                                   -----------
                                 Total liabilities and stockholders' equity
                                   (deficit)                                       $    47,523
                                                                                   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   Virilitec Industries Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income (Loss)

                                                                                  Cumulative
                                                                                  Period from
                                         Year ended                             March 30 2001,
                                      December 31,2003       Year ended       (date of inception)
                                                         December 31, 2002   to December 31, 2003
                                      ----------------   -----------------   --------------------
Revenue                                $     145,252      $       4,527          $     149,779
                                       -------------      -------------          -------------
Expenses:
Research and Development                     142,845            138,380                367,725
Sales and Marketing                          199,877             48,716                267,597
General and Administration                   318,950            169,873                563,057
                                       -------------      -------------          -------------
Total Expenses                               661,672            356,969              1,198,379
                                       =============      =============          =============

(Loss) from Operations                      (516,420)          (352,442)            (1,048,600)

Interest Income                                   29                 --                     29
Interest Expense - Related Party             (62,422)           (37,178)              (104,071)
                                       -------------      -------------          -------------
Net (Loss)                             $    (578,813)     $    (389,620)         $  (1,152,642)
                                       =============      =============          =============

 Net (Loss) per  common share          $    (578,813)     $    (389,620)         $  (1,152,642)
                                       =============      =============          =============
 Basic and Diluted                     $          --      $          --          $        (.01)
                                       =============      =============          =============
 Average common shares outstanding     $ 157,669,130      $ 156,169,130          $ 157,669,130
                                       =============      =============          =============

Comprehensive Income:
  Net (Loss)                           $    (578,813)     $    (389,620)         $  (1,152,642)
  Foreign Currency Translation               (11,956)              (982)               (12,938)
                                       -------------      -------------          -------------
Comprehensive Income (Loss)            $    (590,769)     $    (390,602)         $  (1,165,580)
                                       =============      =============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                   Virilitec Industries, Inc and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                        (Deficit)      Accumulated
                                                                              Other       During          Other         Total
                                                                           Additional   Accumulated   Comprehensive  Stockholders'
                                             Common             Stock        Paid-in    Development      Income         Equity
                                              Stock           Par Value     Capital        Stage          (loss)      (Deficit)
                                              -----           ---------     -------        -----          ------      ---------
Recapitalization as a result of
merger [1]                                 148,000,000          $14,800    $394,308  $         ---    $      ---       $409,108
Net loss for the period from March
30, 2001 (date of inception) to
December 31, 2001                                   --              ---         ---      (184,209)           ---      (184,209)
                                            -----------        ---------    --------    -----------      --------   ------------
Balance - December 31, 2001                148,000,000           14,800     394,308      (184,209)           ---        224,899
Net Loss for the year ended
December 31, 2002                                  ---              ---         ---      (389,620)           ---      (389,620)
Foreign currency translation
adjustment                                          --              ---         ---            ---         (982)          (982)
                                            -----------        ---------    --------    -----------      --------   ------------
Balance December 31, 2002                  148,000,000           14,800     394,308      (573,829)         (982)      (165,703)
Equity of  shell
In merger transaction                        9,669,130              967       (967)            ---           ---            ---

Net (Loss) for the year
ended December 31, 2003                            ---              ---         ---      (578,813)           ---      (578,813)
Foreign Currency  translation
adjustment                                         ---              ---         ---            ---       (11,956)       (11,956)
                                        ---------------     -----------    --------    ------------    ---------   ------------
Balance December 31, 2003                  157,669,130     $    15,767    $393,341    $  (1,152,642)  $  (12,938) $    (756,472)
                                        ===============     ===========    ========    ============    =========   ============


The accompanying notes are an integral part of these consolidated financial statements.

                   Virilitec Industries, Inc and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                            Cumulative period
                                                                                             March 30, 2001
                                                   Year ended          Year ended               (date of
                                                    December 31,      December 31,            inception) to
Operating activities:                                  2003               2002              December 31, 2003

Net (Loss)                                     $     (578,813)   $         (389,620)    $          (1,152,642)
                                                  -------------     -----------------      --------------------
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities:
Depreciation                                             4,863                 2,716                     7,579

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                    (4,976)                    --                   (4,976)
Other assets

Increase (decrease) in:
Accounts payable                                       161,356                12,802                   174,158


Other liabilities                                       51,862                 1,338                    53,173
                                                  -------------     -----------------      --------------------
Total adjustments                                      213,105                16,856                   229,934
                                                  -------------     -----------------      --------------------

                                                  -------------     -----------------      --------------------
Net cash (used) by operating activities              (365,708)             (372,764)                 (922,708)
                                                  -------------     -----------------      --------------------


Investing activities:
Purchase of equipment                                 (12,814)               (7,891)                  (23,755)
                                                  -------------     -----------------      --------------------
Net cash (used) by investing activities               (12,814)               (7,891)                  (23,755)
                                                  -------------     -----------------      --------------------

Financing activities:
Capital contribution                                   409,108                    --                   409,108
Increase in stockholder loan                           405,896               479,679                 1,095,966
(decrease) in stockholder loan                       (472,082)              (86,633)                 (581,802)
Note payable                                            62,500                    --                    62,500
                                                  -------------     -----------------      --------------------
Net each provided by financing activities              405,422               393,046                   985,772
                                                  -------------     -----------------      --------------------
Effect of exchange rate changes on cash               (11,956)                 (982)                  (12,938)
                                                  -------------     -----------------      --------------------

Net increase in cash                                    14,944                11,409                    26,371

Cash end of periods                            $        26,371  $             11,427    $               26,371
                                                  =============     =================      ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
  Interest                                     $          --    $               --      $                 --
  Income taxes                                 $          --    $               --      $                 --


The accompanying notes are an integral part of these consolidated financial statements.

                           VIRILITEC INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION AND NATURE OF BUSINESS

Virilitec Industries, Inc., a Delaware corporation ("Virilitec"), was organized on August 11, 1998. We were formed to license and distribute a line of bioengineered virility nutritional supplements designed to enhance human male sperm count and potency. We were not successful in implementing our business plan, and after looking at other possible products to expand our product line, our management determined that it was in the best interests of our shareholders to seek to acquire an operating company. As a result, we terminated all of our existing contracts and was inactive until the merger with ROO Media Corporation, a Delaware corporation ("ROO Media").

On December 2, 2003, Virilitec, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec ("Merger Sub"), ROO Media, and Jacob Roth and Bella Roth, each an individual (collectively, the "Virilitec Principal Stockholders"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged with and into ROO Media (the "Merger"). As a result of the Merger, Virilitec, through Merger Sub, acquired 100% of the capital stock of ROO Media, all issued and outstanding shares of capital stock of ROO Media held by the stockholders of ROO Media were cancelled and converted into the right to receive an aggregate of 148,000,000 shares of common stock of Virilitec ("Virilitec Common Stock"), the separate corporate existence of Merger Sub ceased, and ROO Media continued as the surviving corporation in the Merger as a wholly-owned subsidiary of Virilitec.

For accounting purposes the Merger is being recorded as a recapitalization of ROO with ROO as the acquirer. The transaction is being treated as an issuance of shares for cash by ROO. Shares issued in the Merger are shown as outstanding for all periods presented in these financial statements in the same manner as for a stock split. Pro forma information on this transaction is not presented as at the date of this transaction, Virilitec is considered a public shell and accordingly, the transaction will not be considered a business combination. The financial statements prior to December 2, 2003 reflect the operations of ROO only.

Virilitec prepares its financial statements in accordance with United States generally accepted accounting principles. During 2001 we focused on the development refinement of our products and solutions and only commenced the commercial selling of our solutions in late 2003. We have not yet achieved substantial revenues. Accordingly, our financial statements are presented as a developmental stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

We, through our operating subsidiary ROO Media, are a digital media company in the business of providing products and solutions to a global base of clients that enable the broadcast of topical video content from their Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, online advertising, hosting, and content delivery. We also operate a global network of individual destination portals under the brand ROO TV, enabling end users in different regions around the world to view video content over the Internet that is topical, informative, up to date, and specific to the region in which they live. In conjunction with our subsidiaries, we currently service websites based in Europe, Australia, the United States and South Africa.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION
-------------------------------

The consolidated financial statements include the accounts of Virilitec Industries, Inc. and its wholly-owned subsidiary ROO Media Corporation. Included in the consolidation with ROO Media are ROO Media's wholly-owned subsidiary ROO Media (Aust) Pty Ltd, its 76%-owned subsidiary ROO Media Europe Pty Ltd, and its 94%-owned subsidiary ROO Broadcasting Limited. All material intercompany accounts and transactions have been eliminated.

(B) Management estimates

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

(C) PROPERTY AND EQUIPMENT
--------------------------

Property and equipment are stated at cost. Depreciation is provided for using the straight-line method of accounting over the estimated useful life currently considered to be 3 years.

(D) Fair value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the immediate or short-term maturity of these financial instruments.

(E) Impairment of long-lived assets:

     Long-lived assets held and used by Virilitec are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available in the circumstances. The estimate of fair value shall consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, option-pricing models, matrix pricing and fundamental analysis.

(F) Cash and cash equivalents:

     Virilitec considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

(G) Receivables:

     Virilitec believes that the carrying amount of receivables approximates the fair value at such date.

(H) Foreign Currency Translation

      Assets and liabilities of Virilitec's foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in affect during the period. Resulting translation adjustments are recorded as a component of accumulated comprehensive income
(loss) in stockholders' equity.

(I) Revenue Recognition

     Revenues are derived principally from professional services, digital media management and advertising. Revenue is recognized when service has been provided.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Virilitec's revenue recognition practices are in conformity with the guidelines of SAB 101.

(J) Earnings (Loss) per share calculation:

         Net loss per share is based on the weighted average number of shares outstanding reflecting the shares issued in the merger as outstanding for all periods presented.

     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires Virilitec to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings
(loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-diluted effect.

(K) New Authoritative Accounting Pronouncements:

     In November 2002, the FASB, issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in interim and annual financial statements effective for the period ended December 31, 2002. The Company's adoption of the initial recognition and measurement provisions of FIN 45 effective January 1, 2003, did not have a material impact on the Company's results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.

     On October 8, 2003, the FASB deferred the implementation date for FIN 46 as it relates to variable interest entities that existed prior to February 1, 2003 and in December 2003 the FASB issued a revised FIN 46. The revised effective date for the Company is the end of the first reporting period ending after March 15, 2004 (April 30, 2004 for the Company). However, the Company must apply either the revised or the original FIN 46 to so called special-purpose entities as of the end of the first reporting period ending after December 15, 2003 (January 31, 2004 for the Company). Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statement.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149, effective July 1, 2003, did not have a material impact on the Company's results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have a material impact on the Company's results of operations or financial position.

NOTE 3 - COMMITMENTS AND CONTIGENCIES

         On August 21, 2003, we, through our former President Bella Roth, entered into a cease and desist agreement with the SEC resolving the previously disclosed matter. We are not currently involved in any material legal proceedings.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31 for the years indicated below consists of the following:

                                     2003           2002
                                   --------      --------
Office and computer equipment        23,755        10,942
                                   --------      --------
Less: accumulated depreciation       (7,579)       (2,716)
                                   --------      --------
                                   $ 16,176      $  8,226
                                   ========      ========

Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $4,683 and $2,716, respectively.

NOTE 5 - NOTE PAYABLE

On December 2, 2003. Virilitec entered into an agreement with Jacob Roth, the former CEO of Virilitec, to repay Virilitec's debt of $62,500 to Mr. Roth within 90 days after the effective date of the merger. The merger was effectuated on December 3, 2003. The debt bears interest at the rate of 8% and its repayment date is March 3, 2004.

NOTE 6 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $578,813 and $389,620 for the years ended December 31, 2003 and 2002, respectively. Additionally, we had a net working capital deficiency of approximately $772,648 and accumulated deficit of approximately $1,152,652 at December 31, 2003, and negative cash flows from operating activities of approximately $365,708 and $372,764 for the years ended December 31, 2003 and 2002, respectively. We have incurred losses since ROO Media's inception, have an accumulated deficit, and have experienced negative cash flows from operations since ROO Media's inception. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in 2004, primarily as a result of an increase in sales, and plans to raise capital through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans.

NOTE 7 - INCOME TAXES

At December 31, 2003, Virilitec, through its wholly-owned subsidiary ROO Media, had a federal tax net operating loss ("NOL") carryforward of approximately $1 million that expires at various dates through 2018.

Virilitec did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the periods presented because it has experienced operating losses since inception. Virilitec has provided a full valuation allowance on the deferred tax asset, consisting primarily of NOL carryforwards, because of uncertainty regarding realizability.

NOTE 8 - SHAREHOLDERS' EQUITY

Common Stock

 Virilitec has 500,000,000 authorized shares of common stock with a par value of $.0001. Each share entitles the holder to one vote.

NOTE 9 - RELATED PARTY TRANSACTIONS

         ROO Media entered into a consulting agreement with Petty Consulting, Inc. on August 1, 2001, whereby Petty Consulting, Inc. made Robert Petty available to ROO Media to serve as its Chairman, President and Chief Executive Officer. The agreement expires on August 1, 2004. Mr. Petty is the President of Petty Consulting, Inc. Mr. Petty is paid $10,000 per month for his services to ROO Media pursuant to the consulting agreement.

         On January 7, 2003, ROO Media entered into a new loan agreement with Mr. Petty to replace the loan agreement entered into with Mr. Petty dated July 29, 2001. The interest on the loan is 10% per annum and the outstanding balance as of December 31,2003 was $514,164. Mr. Petty has agreed that no demand for payment will be made to the company over the following 12 months and any principle repayment during any month above $20,000 will require board approval. The loan is secured by all of the assets of ROO Media.

         Pursuant to the terms of An Agreement and Plan of Merger, dated December 2, 2003, between Virilitec, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec ("Merger Sub"), ROO Media, and Jacob Roth and Bella Roth, each an individual (collectively, the "Virilitec Principal Stockholders"), ROO Media entered into an agreement to pay within 90 days after December 3, 2003, the effective date of the Merger, Virilitec's $62,500 debt to Jacob Roth, Virilitec's former Chief Executive Officer. The obligation to pay such debt is secured by the pledge of the 72,000,000 shares of the Virilitec Common Stock issued to Robert Petty, the Chief Executive Officer of ROO Media, after the Merger.

NOTE 10 - SUBSEQUENT EVENTS

ROO Media Corporation acquired beneficial ownership of 686,000 shares or 4.5% of the outstanding shares of common stock of A. Cohen & CO Plc (Cohen) (CHEN.LSE). The price that ROO Media paid for the 686,000 shares of common stock of Cohen ranged from .04p per share to .075p per share. The transaction involved issuing 1,120,176 Virilitec shares in exchange for 686,000 shares of Cohen.

On January 7, 2004, the Board of Directors of Virilitec and a majority of the stockholders of Virilitec approved the change of Virilitec's name to ROO Group Inc. On January27, 2004, an information statement on Schedule 14C was sent out to the record stockholders of Virilitec. Virilitec plans to file an amended to its Certificate of Incorporation on or around February 17, 2004.

On February 3, 2004 ROO Media Corporation entered into a Window Media Revenue Program agreement with Microsoft Corporation which relates to Online banner and instream and television style advertising on the ROO Media network of websites. The future effects of revenue to ROO Media from this contract can not be clearly determined at this early stage.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 30, 2004, we dismissed our independent public accountants, Mark Cohen C.P.A. ("Cohen"), which dismissal was approved by our Board of Directors. We did not have any disagreements over accounting policies or practices with Cohen.

On January 30, 2003, upon receipt of approval of our Board of Directors, we engaged Moore Stephens, P.C. to serve as our independent certified public accountants. Prior to the engagement of Moore Stephens, P.C., neither we nor anyone on our behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on our consolidated financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms.

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls Our management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors serve for five-year terms. The following are the members of our Board of Directors and our executive officers.


   NAME               AGE      POSITION
   ----               ---      --------
   Robert Petty       39       Chief Executive Officer, Chairman of the
                                Board of Directors
   Robin Smyth        50       Chief Financial Officer, Director


ROBERT PETTY. Mr. Petty was appointed Chief Executive Officer and Chairman of the Board of Directors of Virilitec Industries, Inc. on December 3, 2003, the effective date of the merger with ROO Media Corporation. Mr. Petty has also served as the President, Chief of Executive Officer and Chairman of the Board of Directors of ROO Media Corporation since May 2001. From December 2002 to June 30, 2003, Mr. Petty was a Director of A. Cohen & Co Plc. From 1999 to 2002, Mr. Petty worked in New York in various positions, including Chairman and Chief Executive Officer of Avenue Group, Inc. (AVNU) (formally. I.T. Technology Inc.) and President of VideoDome Networks, Inc, a middleware streaming media service provider. From 1997 to 1999, Mr. Petty was Manager of Electronic Business Services for e-commerce products for Telstra Corp. Mr. Petty is also on the Board of Directors of Petty Consulting Inc., ROO Media (Australia) Pty Ltd, ROO Media Europe Ltd, ROO Broadcasting Ltd, and ROO TV Pty Ltd.

ROBIN SMYTH. Mr. Smyth was appointed Chief Financial Officer and a Director of Virilitec Industries, Inc. on December 3, 2003. the effective date of the merger with ROO Media Corporation. Mr. Smyth became involved with ROO Media Corporation in 2002 and was appointed a Director in 2003. Since 1998 he was a partner at Infinity International, a consulting and IT recruitment operation. During the period from 1990 to 1998 Mr. Smyth worked for 3 years as EVP of Computer Consultants International in the U.S. and for 5 years in London as CEO of Computer Consultants International's European operations. Mr. Smyth was Secretary and a Director of the All-States group of companies involved in merchant banking operations, where he was responsible for corporate banking activities. Mr. Smyth is also on the Board of Directors of ROO Media (Australia) Pty Ltd, ROO Media Europe Ltd and Corporate Advice Pty Ltd.

SIGNIFICANT EMPLOYEES

MICHAEL NEISTAT (age 47). Mr. Neistat joined the Board of Directors of ROO Media Corporation and Avenue Group, Inc. (AVNU) in April 2002. Mr. Neistat resigned as a Director of Avenue Group Inc in April 2003 to focus on his role as a Director of ROO Media Corporation. Mr. Neistat has twenty years of experience in information technology and related industries. From December 2002 to June 30, 2003, Mr. Neistat also served as a Director of A. Cohen & Co Plc. (LSE CHEN). From 1999 to 2001, Mr. Neistat was the Chief Operating Officer for Voicenet
(Aust) Ltd. ("Voicenet"), a company listed on the Australian Stock Exchange. Mr. Neistat joined Voicenet after selling Skai Computer Systems Pty. Ltd. to Voicenet in 1999. In 1983, Mr. Neistat founded Skai Computer Systems Pty. Ltd. Mr. Neistat is currently a director of ROO Media Corporation, Thinworld Pty Limited (Aust), BESD Pty Ltd
(Aust), Gaspard Nominees Pty. Ltd (Aust), Icon Retail Pty Ltd (Aust), International Commerce Exchange Systems Pty Ltd (Aust), Neistat Superannuation Pty Ltd (Aust), and Radius Multimedium Group Pty Ltd (Aust).

TRISTAN PLACE (age 29). Mr. Place was appointed as National Sales Manager of ROO Media on July 1, 2003 and is responsible for sales and marketing of ROO Media products. Mr. Place has been involved in interactive and online sales, sales management, business development and product development for IT businesses in Australia and the United States. He has held the roles of account manager and business development manager at TMP Worldwide, and sales management roles for John Fairfax online division F2 and The Age (www.mycareer.com.au).

BOARD COMPOSITION

At each annual meeting of our stockholders, all of our directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the board of directors.

Each officer is elected by, and serves at the discretion of the board of directors. Each of our officers and directors devotes his full time to our affairs.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During fiscal 2003, one such required filing was inadvertently made a few days late by Mr. Roth. Except for the foregoing, based solely upon our review of any such reports furnished to us, we believe that during the year ended December 31, 2003, such persons made all required filings.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer or person performing similar functions. Our code of ethics is exhibited to this annual report on Form 10-KSB as Exhibit 14.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Section 145 of the Delaware General Corporation Law, as amended, authorizes us to Indemnify any director or officer under certain prescribed circumstances and subject to certain limitations against certain costs and expenses, including attorney's fees actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, to which a person is a party by reason of being a director or officer of Virilitec if it is determined that such person acted in accordance with the applicable standard of conduct set forth in such statutory provisions. Our Certificate of Incorporation contains provisions relating to the indemnification of director and officers and our By-Laws extends such indemnities to the full extent permitted by Delaware law.

We may also purchase and maintain insurance for the benefit of any director or officer, which may cover claims for which the Company could not indemnify such persons.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert. Since our current management recently decided to change our fiscal year end from July 31 to December 31, we were not able to identify a suitable nominee in time for this transition report. Our management is currently diligently pursuing such a candidate.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of our Chief Executive Officer and each other most highly compensated executive officers of Virilitec whose aggregate compensation exceeded $100,000 during the years ended December 31, 2003, 2002 and 2001(collectively, the "Named Executive Officers").

                                                          Annual Compensation
                                            --------------------------------------------
           Name and                                                                  Other        Long-Term
       Principal Position                   Year         Salary        Bonus       Compensation  Compensation
----------------------------                -----     ------------  -----------   -------------  -------------

Robert Petty (1)                            2003         120,000            0            0            0
     President, Chief Executive Officer
     and Director

Bella Roth (2)
    Former President and Director           2003        $   1.00            0            0            0
    of Virilitec                            2002        $      0            0            0            0
                                            2001        $      0            0            0            0

Jacob Roth (3)
    Former Chief Executive
    Officer                                 2003        $      0     $      0     $15,000 (5)         0
                                            2002 (4)    $      0     $      0            0            0

-----------
(1) Mr. Petty became President, Chief Executive Officer and a Director of Virilitec Industries, Inc. on December 3, 2003. The salary stated in the table above is presented on an annualized basis.

(2) Ms. Roth resigned as President and Director of Virilitec on December 3, 2003. Commencing November 12, 1998, we had agreed to pay Mrs. Bella Roth, our President & Chairman of the Board of Directors, an annual salary of $40,000. Mrs. Roth's compensation was disclaimed for the last two years when she provided her services on a full-time basis. During the fiscal 2003, Mrs. Roth was mostly inactive and served primarily in an honorary capacity. As a result, her salary was reduced to a token $1.00.

(3) Mr. Roth, resigned as Chief Executive Officer on December 3, 2003. Mr. Roth worked full time prior to his resignation; instead of receiving his contractual salary of $70,000, he was awarded 3 million options at par value.

(4) Mr. Roth assumed office on July 1, 2002.

(5) Consists of 3,000,000 options immediately exercisable at par value.


Options/SAR Grants Table

              Option/SAR Grants in Last Fiscal Year

                   Individual Grants
-----------------------------------------------------------
               Number of
               Securities   % of Total
               Underlying   Options/SARs
               Options/     Granted to
               SARs         Employees in   Exercise or Base  Market  Expiration
     Name      Granted (#)  Fiscal Year      Price ($/Sh)    Price      Date
-------------------------------------------------------------------------------
CEO - J. Roth  3,000,000       100%           $0.0001        $0.005   2/25/05

These options were exercised on February 28, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End

The following table sets forth, for the year ended December 31, 2003, Common Shares acquired by the Named Executive Officers upon exercise of options and the number and value, in US dollars, of unexercised options as at December 31, 2003.

            Common                   Number of Common Shares         Value of Unexercised
            Shares                   Underlying Unexercised Options  "In-the-Money" Options at
            Acquired on    Value     as at December 31, 2003         December 31, 2003
Name        Exercise (#)   Realized  Exercisable/Unexercisable       Exercisable/Unexercisable
----------------------------------------------------------------------------------------------
Jacob Roth   3,000,000     $15,000         -0-                                -0-


Long Term Incentive Plan ("LTIP") Awards Table

None

Compensation of Directors

No Director receives any cash compensation for their service as a Director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Other than with Robert Petty, we have no employment contracts with any of our executive officers. ROO Media entered into a consulting agreement with Petty Consulting, Inc. on August 1, 2001, whereby Petty Consulting, Inc. made Robert Petty available to ROO Media to serve as its Chairman, President and Chief Executive Officer. The agreement expires on August 1, 2004. Mr. Petty is the President of Petty Consulting, Inc. Mr. Petty is paid $10,000 per month for his services to ROO Media pursuant to the consulting agreement. There are no provisions for compensation to be paid to any executive officer or director of Virilitec upon the termination of their services by either party or by the actions of a third party.

Report on Repricings of Options/SARs

None.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of the date of this report for (i) each person known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all directors and officers as a group. Unless otherwise noted, the address of each of the persons listed below is c/o Virilitec Industries, Inc., 62 White Street, Third Floor, New York, New York 10013.

                              Number of Shares               Percentage of
Name and Address            Beneficially Owned (1)           Shares Owned
----------------            ---------------------            -------------
Robert Petty                    72,000,000                      45.67%
Avenue Group, Inc.              40,000,000                      25.37%
15303 Ventura Blvd.
9th Floor
Sherman Oaks, CA 91403
Midnight Bay                    25,000,000                      15.86%
11 Torresdale Court
Toorak, Victoria 3142
Australia
Robin Smyth                      2,000,000                       1.27%
                                74,000,000                      46.93%
All directors and
executive officers as a
group (two persons)

(1) Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act, and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Company's common stock shown as beneficially owned by him.

Equity Compensation Plan Information


                              Number of securities to be     Weighted-average exercise   Number of securities
                                issued upon exercise of      price of outstanding        remaining available for
                             outstanding options, warrants   options, warrants and       future issuance under
                                      and rights             rights                      equity compensation plans
                            ---------------------------------------------------------------------------------------
Equity compensation plans
approved by security                    None                        - - -                         None
holders

Equity compensation plans
not approved by security                None                        - - -                         None
holders

Total                                   None                        - - -                         None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ROO Media entered into a consulting agreement with Petty Consulting, Inc. on August 1, 2001, whereby Petty Consulting, Inc. made Robert Petty available to ROO Media to serve as its Chairman, President and Chief Executive Officer. The agreement expires on August 1, 2004. Mr. Petty is the President of Petty Consulting, Inc. Mr. Petty is paid $10,000 per month for his services to ROO Media pursuant to the consulting agreement.

         On January 7, 2003, ROO Media entered into a new loan agreement with Mr. Petty to replace the loan agreement entered into with Mr. Petty dated July 29, 2001. The interest on the loan is 10% per annum and the outstanding balance as of December 31,2003 was $514,164. Mr. Petty has agreed that no demand for payment will be made to the company over the following 12 months and any principle repayment during any month above $20,000 will require board approval. The loan is secured by all of the assets of ROO Media.

         Pursuant to the terms of An Agreement and Plan of Merger, dated December 2, 2003, between Virilitec, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec ("Merger Sub"), ROO Media, and Jacob Roth and Bella Roth, each an individual (collectively, the "Virilitec Principal Stockholders"), ROO Media entered into an agreement to pay within 90 days after December 3, 2003, the effective date of the Merger, Virilitec's $62,500 debt to Jacob Roth, Virilitec's former Chief Executive Officer. The obligation to pay such debt is secured by the pledge of the 72,000,000 shares of the Virilitec Common Stock issued to Robert Petty, the Chief Executive Officer of ROO Media, after the Merger.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Form 10-KSB

2.1 An Agreement and Plan of Merger, dated December 2, 2003, between Virilitec, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec ("Merger Sub"), ROO Media, and Jacob Roth and Bella Roth, each an individual (collectively, the "Virilitec Principal Stockholders")*

 3.1  Certificate of Incorporation**

 3.2  Bylaws**

14.1  Code of Ethics***

21.1  Subsidiaries***

31. 1 Rule 13a-14(a)/15d-14(a) Certification.***

32.1 Certification by the Chief Executive Officer and its Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.****

----------
* Incorporated by reference from the Form 8K filed with the Securities and Exchange Commission on December 18, 2003.

** Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on March 29, 1999.

***   Filed herewith

**** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K

A Form 8-K announcing the merger between Virilitec Industries, Inc. and ROO Media Corporation was filed by us on December 18, 2003.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year covered by this report, our auditor was paid $8,000 for their services as auditor and $400 for tax return preparation. The auditor did not provide any other services or receive any other compensation from us.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VIRILITEC INDUSTRIES, INC.

         By:  /s/ Robert Petty
              ----------------
         Robert Petty
         CEO and Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature                            Title                          Date
---------                            -----                          ----

/s/ Robert Petty          CEO and chairman of the board       February 17, 2004
---------------------
Robert Petty


/s/ Robin Smyth           CFO and director                    February 17, 2004
---------------------
Robin Smyth