Form 10QSB
period 2004-03-31
ROO GROUP INC
filed 2004-05-17
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

            For the quarterly period ended March 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from _________________ to ________________

                         Commission File Number 0-25659

                                 ROO GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                              11-3447894
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  62 WHITE STREET, SUITE 3A, NEW YORK, NY 10013
                    (Address of principal executive offices)

                                 (646) 320- 4394
                (Issuer's telephone number, including area code)

                           VIRILITEC INDUSTRIES, INC.
                                  (Former Name)

                             All Correspondence to:
                             Arthur S. Marcus, Esq.
                 Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP
                           101 E. 52 Street, 9th Floor
                            New York, New York 10022
                                 (212) 752-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [X]   No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2004 was 172,131,877.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

                                 ROO GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements                                              1
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8
Item 3.     Controls and Procedures                                           11

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                 11
Item 2      Changes in Securities and Small Business
            Issuer Purchases of Equity Securities                             11
Item 3      Defaults upon Senior Securities                                   12
Item 4      Submission of Matters to a Vote of Security Holders               12
Item 5      Other Information                                                 12
Item 6      Exhibits and Reports on Form 8-K                                  12

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         ROO GROUP, INC AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET AS AT MARCH 31, 2004
                                  [UNAUDITED]


ASSETS

Current Assets

                             Cash and cash equivalents                                                                14,325
                             Accounts receivable                                                                       6,446

                                                                                                        ---------------------
                                Total current assets                                                                  20,771

                                Equipment net of accumulated depreciation of $9,769                                   21,264

                                                                                                        ---------------------
                                Total assets                                                                          42,035
                                                                                                        =====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

                             Accounts payable                                                                        256,840
                             Notes payable - other                                                                    64,089
                             Stockholder loans payable                                                               551,983
                             Other current liabilities                                                                69,540
                                                                                                        ---------------------
                                Total current liabilities                                                            942,452
                                                                                                        ---------------------

Stockholders' Equity (Deficit)

                             Common Stock, $.0001 par value: authorized
                             500,000,000 shares;
                                issued and outstanding 158,771,877                                                    15,877
                             Paid-in capital                                                                         896,798
                             (Deficit) accumulated during development stage                                       (1,800,047)
                             Accumulated other comprehensive (loss)                                                  (13,045)
                                                                                                        ---------------------
                                Total stockholders' equity (deficit)                                                (900,417)

                                                                                                        ---------------------
                                Total liabilities and stockholders' equity (deficit)                                  42,035
                                                                                                        =====================


The accompanying notes are an integral part of these consolidated financial statements.

                        ROO GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  [UNAUDITED]

                                                                                                                   Cumulative
                                                                                                                   period from
                                                                                                                  March 30,2001
                                               Three months                   Three months                          (date of
                                                   ended                          ended                             inception)
                                               March 31,2004                  March 31,2003                     to March 31,2004
                                       -------------------------------------------------------------           -------------------
Revenues                                                       8,502                          2,908                       158,281
                                       -------------------------------------------------------------           ------------------

Expenses:

Research and Development                                      62,630                         41,968                       430,355
Sales and Marketing                                           52,503                         28,744                       320,100
General and Administration                                    89,683                         27,321                       652,740

                                       -------------------------------------------------------------           ------------------
Total Expenses                                               204,816                         98,033                     1,403,195
                                       -------------------------------------------------------------           ------------------

(Loss) from Operations                                      (196,314)                       (95,125)                   (1,244,914)


Non cash cost of capital                                    (433,747)                          --                        (433,747)
Interest Income                                                   45                           --                              74
Interest (Expense) - Related Party                           (12,437)                       (14,798)                     (116,508)
Interest (Expense) - Other                                    (4,952)                          --                          (4,952)
                                       -------------------------------------------------------------           ------------------
Net (Loss)                                                  (647,405)                      (109,923)                   (1,800,047)
                                       =============================================================           ==================


Net (loss) per common Share                                     --                             --                            (.01)
                                       =============================================================           ==================


Basic and Diluted                                               --                             --                            (.01)
                                       =============================================================           ==================


Average common shares outstanding                        158,043,355                    148,000,000                   158,771,877
                                       =============================================================           ==================

Comprehensive Income:
    Net (Loss)                                              (647,405)                      (109,923)                   (1,800,047)
Foreign Currency Translation                                    (107)                        (1,420)                      (13,045)

                                       -------------------------------------------------------------           ------------------
Comprehensive (Loss)                                        (647,512)                      (111,343)                   (1,813,092)
                                       =============================================================           ==================


The accompanying notes are an integral part of these consolidated financial statements.

                        ROO GROUP, INC AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  [UNAUDITED]

                                                                                       (Deficit)      Accumulated
                                                                                      Accumulated        Other           Total
                                                                       Additional       During       Comprehensive   Stockholders'
                                           Common          Stock         Paid-in      Development        Income          Equity
                                            Stock        Par Value       Capital         Stage           (Loss)        (Deficit)
                                        -------------- -------------- -------------- --------------- --------------- ---------------
Recapitalization as result of             148,000,000        $14,800       $394,308       $   --          $ --             $409,108
merger
Net (loss) for period from
March 30, 2001 (date of inception)
to December 31' 2001                           --               --            --          (184,209)         --             (184,209)

                                        -------------- -------------- -------------- --------------- --------------- ---------------
Balance - December 31, 2001               148,000,000         14,800        394,308       (184,209)         --              224,899

Net (Loss) for year ended
December 31, 2002                              --               --            --          (389,620)         --             (389,620)
Foreign currency translation
adjustment                                     --               --            --              --              (982)            (982)

                                        -------------- -------------- -------------- --------------- --------------- ---------------
Balance - December 2002                   148,000,000         14,800        394,308       (573,829)           (982)        (165,703)

Equity of shell in merger
transaction                                 9,669,130            967           (967)          --            --                --

Net (Loss) for the year
ended December 31, 2003                        --               --            --          (578,813)         --             (578,813)
Foreign currency translation
adjustment                                     --               --            --              --           (11,956)         (11,956)

                                        -------------- -------------- -------------- --------------- --------------- ---------------
Balance December 31, 2003                 157,669,130         15,767        393,341     (1,152,642)        (12,938)        (756,472)

Stock issued to Gersten, Savage
Kaplowitz, Wolf & Marcus, LLP
February 18, 2004                             148,200             15         14,805           --            --               14,820

Stock options issued for services              --               --        347,232             --            --            347,232

Stock issued in private placement
March 3, 2004                                 954,547             95        141,420           --            --              141,515

Net (Loss) for quarter ended

March 31, 2004                                 --               --            --          (647,405)         --             (647,405)
Foreign currency translation
adjustment                                     --               --            --              --              (107)            (107)

                                        -------------- -------------- -------------- --------------- --------------- ---------------
Balance March 31, 2004                    158,771,877        $15,877       $896,798    ($1,800,047)       ($13,045)       ($900,417)
                                        ============== ============== ============== =============== =============== ===============

The accompanying notes are an integral part of these consolidated financial statements.

                        ROO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]

                                                                                                                Cumulative period
                                                                        Three months          Three months      May 2001 (date of
                                                                            ended                 ended           inception) to
                                                                       March 31, 2004        March 31, 2003      March 31, 2004
                                                                 -----------------------------------------------------------------

Operating activities:

Net (Loss)                                                                    $(647,405)          $(109,923)          $(1,800,047)
                                                                 -----------------------------------------------------------------

Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
Depreciation                                                                     2,187                  919                 9,766
Non cash cost of capital                                                       433,747                   --               433,747

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                             (1,463)                  --                (6,439)
Other assets

Increase (decrease) in:
Accounts payable                                                                82,970               (1,464)              257,128

Other liabilities                                                               16,515                3,120                69,688

                                                                 -----------------------------------------------------------------
Total adjustments                                                              533,956                2,575               763,890
                                                                 -----------------------------------------------------------------

                                                                 -----------------------------------------------------------------
Net cash (used) by operating activities                                       (113,449)            (107,348)           (1,036,157)
                                                                 -----------------------------------------------------------------


Investing activities:
Purchase of equipment                                                           (7,285)                  --               (31,040)

                                                                 -----------------------------------------------------------------

Net cash (used) by investing activities                                         (7,285)                  --               (31,040)
                                                                 -----------------------------------------------------------------


Financing activities:
Capital contribution                                                            69,820                   --               478,928
Increase in stockholder loan                                                    65,271              154,223             1,161,237
(Decrease) in stockholder loan                                                 (27,452)             (56,445)             (609,254)

Note payable                                                                     1,589                   --                64,089

                                                                 -----------------------------------------------------------------
Net cash provided by financing activities                                      109,228               97,778             1,095,000
                                                                 -----------------------------------------------------------------

Effect of exchange rate changes on cash                                           (540)              (1,783)              (13,478)
                                                                 -----------------------------------------------------------------

Net increase in cash                                                           (12,046)             (11,353)               14,325
Cash at beginning of periods                                                    26,371               11,427                     0
Cash at end of periods                                                         $14,325                  $74               $14,325

For the three months ended March 31, 2004 and 2003, the Company paid $0 for taxes and $17,389 for interest and $0 for taxes and $14,798 for interest, respectively. The Company issued stock and stock options in payment for professional services. For the three months ended March 31, 2004 and 2003, the amounts were $14,820 in common stock and $347,232 in stock options and $0 in common stock and $0 in stock options, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
[UNAUDITED]

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ROO Group, Inc. (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ROO Group, Inc. and its wholly-owned subsidiary ROO Media Corporation. Included in the consolidation with ROO Media are ROO Media's wholly-owned subsidiary ROO Media (Australia) Pty Ltd, its 76%-owned subsidiary ROO Media Europe Pty Ltd, and its 94%-owned subsidiary ROO Broadcasting Limited. All material intercompany accounts and transactions have been eliminated.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
[UNAUDITED]

(C) Foreign Currency Translation

Assets and liabilities of ROO Group's foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in affect during the period. Resulting translation adjustments are recorded as a component of accumulated comprehensive (loss) in stockholders' equity.

(D) Revenue Recognition

Revenues are derived principally from professional services, digital media management and advertising. Revenue is recognized when service has been provided.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that ROO Group's revenue recognition practices are in conformity with the guidelines of SAB 101.

(E) Earnings (Loss) per share calculation:

Net (loss) per share is based on the weighted average number of shares outstanding reflecting the shares issued in the merger as outstanding for all periods presented.

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires ROO Group to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect. The number of shares underlying such warrants and options totaled 6,000,000 and -0- at March 31, 2004 and 2003, respectively.

(F) STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No.123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

[G] NON CASH COST OF CAPITAL

During the three month periods ended March 31, 2004 and 2003, non cash cost of capital consisted of options issued for capital-raising services which were valued using the Black-Scholes method totaling $347,232 and $-0-, respectively, and the difference between amounts raised through private placements and the publicly quoted share price on the date of the placements totaling $86,515 and $-0-, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
[UNAUDITED]

NOTE 3 - SUBSEQUENT EVENTS

On April 30, 2004, ROO Group acquired the beneficial ownership of 80% of the issued and outstanding ordinary shares (the "Shares") of Reality Group Pty Ltd. ("RGP"), a corporation incorporated under the laws of Australia, pursuant to a stock purchase agreement dated March 11, 2004. The consideration for the Shares was the issuance of an aggregate of eight million three hundred and sixty thousand (8,360,000) shares of common stock, par value $.0001 per share, of ROO Group (the "Exchange Shares") to the RGP shareholders. As additional consideration for the Shares, ROO Group agreed to pay an aggregate of two hundred thousand Australian dollars (A$200,000) to the RGP shareholders. The RGP shareholders caused RGP to increase the number of directors on RGP's Board of Directors (the "Board") to allow the appointment of up to four (4) nominees (designated by ROO Group) to the Board , pursuant to which Robert Petty and Robin Smyth were appointed to the Board. For additional information on the acquisition, see the Form 8-K filed by ROO Group with the Securities and Exchange Commission on May 17, 2004.

Between April 1, 2004 and May 14, 2004, ROO Group entered into subscription agreements with accredited investors for an aggregate of $465,000 pursuant to a private placement of shares of common stock of the Company. The securities were sold to investors in the United States and overseas at an average price of $.0983 per share.

On April 1, 2004 the Board of Directors of ROO Group adopted ROO Group, Inc.'s 2004 Stock Option Plan (the "Plan"). Pursuant to the Plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 50,000,000 shares of common stock may be issued. Of that amount, options to acquire 12,700,000 shares of common stock have been issued to officers, directors, employees and consultants of ROO Group at prices ranging from $0.115 to $0.1265 per share. The balance of options to acquire 37,300,000 shares issuable under the Plan have not been issued or committed for issuance.

The Plan is administered by the Board of Directors of ROO Group (the "Board") or by a committee to which administration of the Plan, or of part of the Plan, may be delegated by the Board (in either case, the "Administrator"). Options granted under the Plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the Plan vest in such increments as is determined by the Administrator. To the extent that options are vested, they must be exercised within a maximum of three months of the end of optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the Plan shall be determined by the Administrator. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of ROO Group's outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

The Plan, which is exhibited to this Form 10-QSB as Exhibit 10.1, is incorporated by reference herein and the foregoing summaries of the terms and conditions of the Plan is qualified in its entirety by reference to the Plan.

As of the date of this filing, ROO Group has fully paid the amount outstanding on the note payable to Jacob Roth, the former Chief Executive Officer of ROO Group, in the amount of $64,531.04. As a result, the pledge of 72,000,000 shares of ROO Group issued to Robert Petty, the Chief Executive Officer of ROO Group, was released from escrow.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Set forth below is a discussion of the financial condition and results of operations for the three months ended March 31, 2004 and 2003. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including, but not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel.

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

For accounting purposes, the Merger was recorded as a recapitalization of ROO Group with ROO Media as the acquirer. The transaction is being treated as an issuance of shares for cash by ROO Media. Shares issued in the Merger are shown as outstanding for all periods presented in these financial statements in the same manner as for a stock split. Pro forma information on this transaction is not presented as at the date of this transaction, ROO Group was considered a public shell and accordingly, the transaction is not considered a business combination. The financial statements prior to December 2, 2003 reflect the operations of ROO Media only.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

    NET REVENUES

Total net revenues increased by $5,594, from $2,908 for the three months ended March 31, 2003 to $8,502 for the three months ended March 31, 2004. The increase reflects the commercial release of our products and solutions in late 2003.

    OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development, and costs of technology acquired from third parties to incorporate into products currently under development. Research and development expenses were $62,630 for the three months ended March 31, 2004, an increase of 49.2% from $41,968 for the three months ended March 31, 2003. The increase in expenses was due primarily to the increase in activities to bring our products to market.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for advertising sales and marketing consultants, expenditures for advertising, and promotional activities and expenses to bring the product to market, including content cost and hosting costs. These expenses increased by $23,759, from $28,744 for the three months ended March 31, 2003 to $52,503 for the three months ended March 31, 2004, an increase of 82.7%. This increase was due primarily to higher costs associated with increased activity in the commercialization of our products.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, and consulting fees, and facilities costs. These expenses increased by $62,362, from $27,321 for the three months ended March 31, 2003 to $89,683 for the three months ended March 31, 2004, an increase of 228.3%. This increase was due primarily to providing administrative support to the increased activity of operations.

We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we continue to hire personnel and incur expenses to build our infrastructure to support the growth of our business and our operations.

Interest Income. Interest income totaled $45 in the three months ended March 31, 2004.

INTEREST EXPENSE, RELATED PARTY

Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chief Executive Officer, and his affiliate, Petty Consulting Inc. This expense decreased by $2,361, from $14,798 for the three months ended March 31, 2003 to $12,437 for the three months ended March 31, 2004, a decrease of 16.0%. This decrease was due to a decrease in the level of loans outstanding.

NET LOSS FROM OPERATIONS

Net loss from operations increased $101,189 or 106.4% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in net loss is due to the increase in activities to develop products for future revenue generation.

LIQUIDITY AND CAPITAL RESOURCES

From ROO Media's inception through March 31, 2004, we have financed our activities through funding from a loan facility from Robert Petty, our Chief Executive Officer, and through private placements.

Net cash used in operating activities was $113,449 for the three months ended March 31, 2004 and $107,348 for the three months ended March 31, 2003. Net cash used in operating activities resulted primarily from our net operating losses.

Net cash used in investing was $7,285 for the three months ended March 31, 2004 and -0- for the three months ended March 31, 2003. Net cash used in investing activities resulted primarily from increased costs related to purchased computer equipment.

Net cash provided by financing activities was $109,228 for the three months ended March 31, 2004 and $97,778 for the three months ended March 31, 2003. Net cash provided by financing activities consisted of proceeds from net increases in loans from Robert Petty, our Chief Executive Officer, and private placements.

As of March 31, 2004, we had a working capital deficiency of approximately $921,681. Our cash balance as of March 31, 2004 of $14,325 is, in management's opinion, not sufficient to ensure our continued operation and the payment of debts until our business is profitable and generating sufficient cash flow to meet our liquidity requirements, of which there can be no assurance. We do not expect additions to property and equipment to be material in the near future.

We conduct our operations in primary functional currencies: the United States dollar, the British pound and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Europe, the United Kingdom and Australia, where we invoice our customers primarily in euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the fiscal three months ended March 31, 2004 and 2003.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $196,314 and $95,125 for the three months ended March 31, 2004 and 2003, respectively. Additionally, we had a net working capital deficiency of approximately $921,681 and accumulated deficit of approximately $900,417 at March 31, 2004, and negative cash flows from operating activities of approximately $113,449 and $107,348 for the three months ended March 31, 2004 and 2003, respectively. We have incurred losses since ROO Media's inception, have an accumulated deficit, and have experienced negative cash flows from operations since ROO Media's inception. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in 2004, primarily as a result of an increase in sales, and plans to raise capital through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.  CONTROLS AND PROCEDURES

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.


PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not applicable.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On February 18, 2004, we authorized the issuance of 148,200 shares of our common stock to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our corporate and securities counsel, as payment for outstanding legal fees. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act based on the fact that the transaction involved only one party, and thus was not a public offering.

On March 1, 2004, we authorized the issuance of non-qualified stock options to purchase an aggregate of 6,000,000 shares of our common stock at an exercise prices ranging between $.05 and $.10 per share to two entities. The options were issued for services provided or to be provided and expire on March 1, 2006. We relied upon the exemption from registration provided by

Section 4(2) of the Securities Act based on the fact that the transaction involved only two parties, and thus was not a public offering.

On March 3, 2004, we authorized the issuance of an aggregate of 954,547 shares of our common stock to three individuals in a private placement conducted by the Company without the use of a placement agent. We sold the securities for an average of $.0576 per share. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act based on the fact that the transaction involved only three parties, and thus was not a public offering.


Item 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Certificate of Incorporation**
3.2      Bylaws**

10.1     2004 Stock Option Plan of ROO Group, Inc.*
10.2 Stock Purchase Agreement, dated March 11, 2004, by and between ROO Group, Inc., as Purchaser, and the shareholders of Reality Group Pty Ltd., a corporation incorporated under the laws of Australia.***

31.1 Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

-------------

*    Filed herewith.

** Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on March 29, 1999.

*** Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on May 17, 2004.

+ The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K

         A Form 8-K was filed with the Commission on February 6, 2004 and amended on March 15, 2004, in which ROO Group announced a change in certifying accountant and a change in its fiscal year end to December 31.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROO GROUP, INC.
                                            ------------------------------------
                                            (Registrant)

Date:  May 17, 2004                            /s/ Robert Petty
                                            ------------------------------------
                                            Name:  Robert Petty
                                            Title: Chief Executive Officer