Form 10-Q
period 2004-06-30
ROO GROUP INC
filed 2004-08-16
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

            For the quarterly period ended June 30, 2004

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from _______________________ to ________________

                         Commission File Number 0-25659
                                                -------

                                 ROO GROUP, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                         11-3447894
            --------                                         ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  62 WHITE STREET, SUITE 3A, NEW YORK, NY 10013
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (646) 352- 0260
                                 ---------------
                (Issuer's telephone number, including area code)

                           VIRILITEC INDUSTRIES, INC.
                           --------------------------
                                  (Former Name)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2004 was 179,851,804.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                 ROO GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements                                              1
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13
Item 3.     Controls and Procedures                                          16

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                17
Item 2      Changes in Securities and Small Business
            Issuer Purchases of Equity Securities                            17
Item 3      Defaults upon Senior Securities                                  18
Item 4      Submission of Matters to a Vote of Security Holders              18
Item 5      Other Information                                                18
Item 6      Exhibits and Reports on Form 8-K                                 19

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        ROO GROUP, INC. AND SUBSIDIARIES
                          [A Development Stage Company]
                 CONSOLIDATED BALANCE SHEET AS AT JUNE 30, 2004
                                   [Unaudited]

ASSETS

Current Assets

                       Cash and cash equivalents                                             $        156,335
                       Accounts receivable                                                            860,057
                       Other Debtors and Prepayments                                                  105,030
                                                                                             ----------------
                          Total current assets                                                      1,121,422

Non Current Assets

                       Fixed Assets                                                                   327,384
                       Content                                                                        144,733
                       Deferred Tax Assets                                                             17,104
                       Intangible Asset                                                               622,969
                       Goodwill                                                                     1,990,413
                                                                                             ----------------
                            Total non current assets                                                3,102,603
                                                                                             ----------------
                          Total assets                                                              4,224,025
                                                                                             ================

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities

                       Accounts payable                                                               560,667
                       Capital Leases                                                                  43,150
                       Accrued Expenses                                                               247,747
                       Stockholder loans payable                                                      513,241
                       Related Party Loans                                                            163,212
                       Income Tax Payable                                                              63,444
                       Deferred Payment Reality Shares                                                144,456
                       Provision Employee Benefits                                                     43,893
                       Other current liabilities                                                      215,695
                                                                                             ----------------
                              Total current liabilities                                             1,995,505
                                                                                             ----------------
Non Current Liabilities

                       Capital Leases                                                                113,357
                       Minority Interest                                                               5,162
                                                                                             ----------------
                                                                                                     118,519
                                                                                             ----------------
Stockholder's Equity (Deficit)

                       Common Stock, $.0001 par value: authorized 500,000,000 shares;
                          issued and outstanding 179,851,804                                           17,985
                       Paid-in capital                                                              4,379,265
                       (Deficit) accumulated during development stage                              (2,263,141)
                       Accumulated other comprehensive (loss)                                         (24,108)
                                                                                             ----------------
                          Total stockholder's equity (deficit)                                      2,110,001
                                                                                             ----------------
                          Total liabilities and stockholder's equity
                          (deficit)                                                          $      4,224,025
                                                                                             ================

The accompanying notes are an integral part of these consolidated financial statements.

                        ROO GROUP, INC. AND SUBSIDIARIES
                          [A Development Stage Company]
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   [Unaudited]

                                                                                                                     Cumulative
                                                                                                                     period from
                                                                                                                    March 30,2001
                                         Three months          Three months      Six months        Six months         (date of
                                            ended                 ended            ended              ended          inception)
                                        June 30, 2004          June 30 2003    June 30, 2004      June 30, 2003   to June 30,2004
                                      --------------------------------------------------------------------------------------------
Revenue                                  $1,140,972              $124,932        $1,149,474         $127,840         $1,299,253
                                      --------------------------------------------------------------------------------------------

Expenses:

Operating Expenses                          789,754                                 789,754                             789,754
Research and Development                     83,371                59,934           146,001          101,902            513,726
Sales and Marketing                         115,558                31,623           168,061           60,367            435,658
General and Administration                  501,477                12,100           591,160           39,421          1,167,849

                                      --------------------------------------------------------------------------------------------
Total Expenses                            1,490,160               103,657         1,694,976          201,690          2,906,987
                                      --------------------------------------------------------------------------------------------

Income(Loss) from Operations               (349,188)               21,275          (545,502)         (73,850)        (1,607,734)
Non Cash Cost of Capital                                                           (433,747)                           (433,747)
Cost of Capital                             (72,530)                                (72,530)                            (72,530)
Interest Income                                 729                                     774                                 803
Interest Expense - Related Party            (13,088)              (16,211)          (25,525)         (31,009)          (129,596)
Interest Expense - Other                    (24,546)                                (29,498)                            (15,866)
                                      --------------------------------------------------------------------------------------------
(Loss) before Income Taxes                 (458,623)                5,064        (1,106,028)        (104,859)        (2,258,670)

Income Taxes                                  3,094                                   3,094                               3,094

Income (Loss) before minority
Interest                                   (461,717)                5,064        (1,109,122)        (104,859)        (2,261,764)

Minority Interest                             1,377                                   1,377                               1,377

                                      --------------------------------------------------------------------------------------------
Net Income (Loss)                         $(463,094)               $5,064       $(1,110,499)       $(104,859)       $(2,263,141)
                                      ============================================================================================

Net Income (loss) per common Share          $ --                   $   --            $(0.01)           $  --             $(0.02)
                                      ============================================================================================

Basic and Diluted                           $ --                   $   --            $(0.01)           $  --             $(0.02)
                                      ============================================================================================

Average common shares outstanding       173,178,796           148,000,000       165,569,265      148,000,000
                                      ============================================================================================


Comprehensive Income:

Net Income (Loss)                         $(463,094)               $5,064       $(1,110,499)       $(104,859)       $(2,263,141)
Foreign Currency Translation                (11,063)                 (756)          (11,170)          (2,176)           (24,108)

                                      --------------------------------------------------------------------------------------------
Comprehensive Income (Loss)               $(474,157)               $4,308       $(1,121,669)       $(107,035)       $(2,287,249)
                                      ============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        ROO GROUP, INC. AND SUBSIDIARIES
                         [A Development Stage Company]
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  [Unaudited]


                                                                                   (Deficit)       Accumulated
                                                                        Other     Accumulated        Other              Total
                                                                     Additional      During       Comprehensive     Stockholders'
                                           Common         Stock        Paid-in    Development        Income            Equity
                                            Stock       Par Value      Capital       Stage           (Loss)           (Deficit)
                                     -------------------------------------------------------------------------------------------
Recapitalization as a result of          148,000,000     $14,800       $394,308    $      --      $        --           $409,108
merger (1)

Net loss for period from
March 30, 2001 (date of inception)
to December 31, 2001                              --          --             --     (184,209)              --           (184,209)
                                     -------------------------------------------------------------------------------------------
Balance - December 31, 2001              148,000,000      14,800        394,308     (184,209)              --            224,899

Net Loss for year ended
December 31, 2002                                 --          --             --     (389,620)              --           (389,620)

Foreign currency translation
adjustment                                        --          --             --           --             (982)              (982)
                                      -------------------------------------------------------------------------------------------
Balance - December 2002                  148,000,000      14,800        394,308     (573,829)            (982)          (165,703)

Equity of shell in merger
transaction                                9,669,130         967           (967)          --               --                 --

Net (Loss) for the year
ended December 31, 2003                           --          --             --     (578,813)              --           (578,813)

Foreign currency translation
adjustment                                        --          --             --           --          (11,956)           (11,956)
                                     -------------------------------------------------------------------------------------------
Balance December 31, 2003                157,669,130      15,767        393,341   (1,152,642)         (12,938)          (756,472)

Stock issued to Gersten, Savage
Kaplowitz, Wolf & Marcus, LLP
February 18, 2004                            148,200          15         14,805           --               --             14,820

Grant stock options for services                                        347,232                                          347,232

Stock issued in private placement
March 3, 2004                                954,547          95        141,420           --               --            141,515

Net (Loss) for quarter ended
March 31,2004                                                                       (647,405)                           (647,405)

Foreign currency translation
adjustment                                                                                               (107)              (107)
                                      -------------------------------------------------------------------------------------------
Balance March 31, 2004                   158,771,877      15,877        896,798   (1,800,047)         (13,045)          (900,417)

Stock issued for Marketing Services
April 19,2004                              5,000,000         500        449,500                                          450,000

Shares issued for purchase of
80% of Reality Group Pty Ltd               8,360,000         836      2,507,164                                        2,508,000
April 30, 2004

Stock issued in private placements         4,720,833         472        414,528                                          415,000
April, 2004 including 325,000
shares issued as non cash placement
fees

Stock issued in private placements
in May 2004, including 75,000 shares
issued as non cash placement fees            974,996          97        134,903                                          135,000

Stock issued to Gersten, Savage
Kaplowitz, Wolf & Marcus LLP
May 26, 2004.                                 37,765           4          7,549                                            7,553

Stock issued for purchase of
Undercover Media Pty Ltd
Business June 1, 2004                      1,000,000         100        149,900                                          150,000

Stock issued in private placements
in June 2004                                 986,333          99        130,201                                          130,300


Deferred marketing expenses                                           (311,278)                                         (311,278)

Net (Loss) for quarter ended
June 30, 2004                                                                       (463,094)                           (463,094)

Foreign currency translation
adjustment                                                                                            (11,063)           (11,063)
                                     -------------------------------------------------------------------------------------------
                                         179,851,804     $17,985     $4,379,265  $(2,263,141)        $(24,108)        $2,110,001

The accompanying notes are an integral part of these consolidated financial statements.

                        ROO GROUP, INC. AND SUBSIDIARIES
                         [A Development Stage Company]
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [Unaudited]


                                                                 -------------------------------------------------
                                                                                                     Cumulative
                                                                                                        period
                                                                                                    May 2001 (date
                                                                   Six months      Six months             of
                                                                      ended           ended         inception) to
                                                                  June 30, 2004   June 30, 2003     June 30, 2004
                                                                 -------------------------------------------------
Operating activities:

Net Income/(Loss)                                                    $(1,110,499)     $(104,859)      $(2,263,141)
                                                                 -------------------------------------------------

Adjustments to reconcile net (loss) to net cash provided
(used) by operating activities:
Depreciation                                                              20,688          1,902            28,267
Amortization of intangible asset                                          27,085                           27,085
Non cash cost of capital                                                 433,747                          433,747
Non cash legal expenses                                                    7,553                            7,553
Non cash marketing expenses                                              138,722                          138,722

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                      (81,273)       (1,371)           (86,249)
Other assets                                                               7,088                            7,088

Increase (decrease) in:
Accounts payable                                                        (172,980)        8,755              1,178
Accrued Expenses                                                         125,762                          125,762
Income Tax payable                                                          (970)                            (970)
Accrued Employee Benefits                                                   (302)                            (302)
Other liabilities                                                        170,342         17,828           223,515
                                                                 -------------------------------------------------
Total adjustments                                                        675,462         27,114           905,396
                                                                 -------------------------------------------------

                                                                 -------------------------------------------------
Net cash provided (used) by operating activities                        (435,037)      (77,745)        (1,357,745)
                                                                 -------------------------------------------------

Investing activities:
Purchase of equipment                                                    (19,205)       (1,842)           (42,960)
Net cash received in acquisition                                          30,374                           30,374
                                                                 -------------------------------------------------
Net cash provided (used) by investing activities                          11,169        (1,842)           (12,586)
                                                                 -------------------------------------------------
Financing activities:
Capital contribution                                                     750,120                        1,159,228
Bank Overdraft                                                           (42,596)                         (42,598)
(Decrease) in related party loans                                        (68,021)                         (68,021)
Increase in stockholder loan                                              87,981        234,526         1,183,947
(Decrease) in stockholder loan                                           (88,641)     (156,260)          (670,443)
Note payable                                                             (62,500)
(Decrease) in capital leases                                              (5,085)                          (5,085)
                                                                 -------------------------------------------------
Net cash provided by financing activities                                571,258         78,266         1,557,028
                                                                 -------------------------------------------------

Effect of exchange rate changes on cash                                  (17,426)       (1,234)          (30,362)
                                                                 -------------------------------------------------

Net increase in cash and cash equivalents                                129,964        (2,555)        156,335.00
Cash and cash equivalents at beginning of periods                         26,371        11,427                 --
                                                                 -------------------------------------------------
Cash and cash equivalents at end of periods                             $156,335         $8,872       $156,335.00
                                                                 =================================================

For the six months ended June 30, 2004 and 2003, the Company paid $0 for taxes and $55,023 for interest and $0 for taxes and $31,009 for interest, respectively.

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSODLIATED FINANCIAL STATEMENTS [UNAUDITED]

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ROO Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation and its 80% subsidiary Reality Group Pty. Ltd. ("Reality"). Included in the consolidation with ROO Media are ROO Media's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty Ltd. ("Undercover"), its 76%-owned subsidiary ROO Media Europe Pty Ltd, and its 94%-owned subsidiary ROO Broadcasting Limited. The acquisition of Reality closed on April 30, 2004 and Reality's activities for the period from May 1, 2004 to June 30, 2004 have been included in the consolidated statements. The asset acquisition of Undercover was completed on June 1, 2004 and the activities of Undercover for the period from June 1, 2004 to June 30, 2004 have been included in the consolidated statements. All material intercompany accounts and transactions have been eliminated.

(B) Management estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

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

Earnings (Loss) per common share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires ROO Group to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

(F) Stock Options and Similar Equity Instruments

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No.123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

(G) Non Cash Cost of Capital

During the six month periods ended June 30, 2004 and 2003, non cash cost of capital included options issued for capital raising services which were valued using the Black-Scholes method totaling $347,232 and $-0-, respectively.

NOTE 3 ACQUISITIONS

(i) On April 30, 2004 the Company completed the acquisition of 80% of the outstanding ordinary shares (the "Shares") of The Reality Group Pty Ltd. ("Reality"). Reality is a provider of integrated communication solutions, including direct marketing, internet advertising and sales promotion.

The consideration for the Shares was the issuance of an aggregate of eight million three hundred and sixty thousand (8,360,000) shares of common stock, par value $.0001 per share, of ROO Group, Inc. to the Reality shareholders, pro rata based on the Reality shareholders' ownership interest in Reality. As additional consideration for the Shares, ROO Group, Inc. agreed to pay an aggregate of US$144,456 ($200,000 Australian Dollars) to the Reality shareholders on or before September 30, 2004, to be divided proportionally to each Reality shareholder based on the Reality shareholder's current ownership percentage in Reality. The shares were valued at time of issue at $0.30 per share as this was the price that the Company guaranteed the closing market price of the Company's common stock would be one year from the date of the closing of the Reality acquisition and, together with the deferred cash payment, placed a value on the Reality acquisition of $2,652,456. Unless the trading price of the Company's common stock is at least $0.30 per share for a period of twelve months commencing one year from the closing of the Reality acquisition, the Company will be required to pay the difference between the closing share price per share and $0.30 per share (a) in cash, (b) by returning a number of shares in Reality to the original Reality shareholders on a pro rata basis based upon an agreed valuation of the Reality ordinary shares or (c) with the agreement of the Reality shareholders, by issuing additional common shares of ROO Group, Inc. proportionately to the Reality shareholders.

The operations of Reality during the period from May 1, 2004 to June 30, 2004 have been included in the consolidated statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (April 30, 2004).

Current assets                              $  961,780
Property, Plant and Equipment                  326,532
Deferred Tax assets                             13,108
Intangible Asset - Customer List               650,054
Goodwill                                     1,990,413
                                            ----------
Total assets acquired                        3,941,887
                                            ==========
Current liabilities                          1,160,326
Non current liabilities                        123,943
Minority interest                                5,162
                                            ----------
Total liabilities assumed                    1,289,431
                                            ==========
Net assets acquired                         $2,652,456
                                            ==========

(ii) On June 1, 2004 the Company completed the acquisition of the business and business assets of Undercover Media Pty Ltd. ("Undercover"). Included in the purchase is the WWW.UNDERCOVER.COM.AU website, which currently serves approximately 500,000 visitors per month with 55% from the USA, 18% from Europe, 7% from Asia and 20% from other countries around the world. The Undercover website, through its relationship with HMV, exemplifies the link between music content and the sale of music; the user reads the article or interview and can then click through and purchase the artist's CD from HMV's web site.

The consideration for the business was one million (1,000,000) shares of common stock, par value $.0001 per share, of ROO Group, Inc. In determining a fair value for the cost of the acquisition of Undercover, the Company considered the effects of price fluctuations in the common stock during the period prior to negotiations through the period subsequent to the closing of the acquisition, quantities traded, issue costs and the like. The Company considers the fair value for the stock issued to be $0.15 per share.

The estimated fair value of the assets acquired was $150,000 for music, audio, video and photographic content acquired. There were no liabilities assumed in the acquisition.

The operations of the business of Undercover for the period from June 1, 2004 to June 30, 2004 have been included in the consolidated statements.

Selected unaudited pro forma combined results of operations for the three months and six months ended June 30, 2004, assuming the Reality and Undercover acquisitions occurred on January 1, 2004 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

                                  Three months ended   Six months ended
                                     June 30,2004       June 30, 2004
                                  ---------------------------------------
Total revenues                        $1,556,574          $2,604,940
Net (Loss)                             ($466,902)        ($1,055,257)
Net (loss) per common and
common equivalent share                  $ --                  ($.01)



NOTE 4 - LEASES

The Company is a party to a number of noncancelable lease agreements primarily involving office premises and computer equipment. Computer equipment leases are generally for 3-year periods and the lease of office premises is for a 4-year period ending April 2006. The office premises lease has a renewal option for an additional 3-year term.

The following is a schedule of future minimum payments under capital leases and operating leases and obligations under capital leases (present value of future minimum rentals) as of June 30, 2004.

      Periods January to December
      unless stated otherwise                   Capital               Operating             Total
      ---------------------------------------------------------------------------------------------
      July to December 2004                    $  20,814             $    77,093         $   97,907
      2005                                        51,110                 148,387            199,497
      2006                                        43,833                  52,687             96,520
      2007                                        29,223                   8,617             37,840
      2008                                        29,485                   3,290             32,775
      2009                                         --                      --                 --

      2010 and thereafter                          --                      --                 --
      ---------------------------------------------------------------------------------------------
      Total minimum lease payments              174,465              $  290,074          $  464,539
                                                                     ==============================
      Less amount representing interest          17,958
                                              ------------
      Total obligations under capital leases   $156,507
                                              ============

Rent expense amounted to $26,980 and $3,835 for the three months ended June 30, 2004 and 2003, respectively, and $29,271 and $3,835 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 consists of the following:

                                        Plant and                       Motor
                                        Equipment                      Vehicles
                         Plant and       Capital        Motor          Capital      Computer      Other
                         Equipment        Lease       Vehicles          Lease       Software     Equipment      Total
                       -------------------------------------------------------------------------------------------------
Cost                     $188,762        $26,028       $6,733          $190,409     $59,068      $115,996      $586,996
Accumulated
Depreciation              (79,808)       (18,564)      (3,257)          (62,921)    (34,268)      (60,794)     (259,612)

                       -------------------------------------------------------------------------------------------------
Net                      $108,954         $7,464       $3,476          $127,488     $24,800       $55,202      $327,384
                       =================================================================================================

 Estimated useful life   20 years        4 years    6-8 years         6-8 years     4 years     4-8 years

Depreciation expense (including amortization of capital lease assets) amounts to $18,501 and $983 for the three months ended June 30, 2004 and 2003, respectively, and $20,688 and $1,902 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

                                        Three months       Six months                          Six months
                                            ended            ended       Three months ended       ended
                                        June 30,2004      June 30,2004      June 30,2003      June 30,2003
                                      ---------------------------------------------------------------------
Current
    Federal tax expense                    $5,589             $5,589          $     --            $    --
Non-current
    Federal tax expense                     2,495              2,495                --                 --
                                      ------------------------------------------------------ --------------
                                           $3,094             $3,094          $     --            $    --
                                      =====================================================================

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal tax rates to pretax income is as follows:

Statutory federal income tax                 $903               $903          $     --            $    --
Other (non allowable deductions)            2,191              2,191                --                 --
                                      ------------------------------------------------------ --------------
                                           $3,094             $3,094          $     --            $    --
                                      =====================================================================

The components of deferred tax assets and liabilities were as follows:

Deferred tax assets:
Provision accounts                        $13,168            $13,168          $     --            $    --
Depreciation                                 (261)              (261)               --                 --
Other liabilities                           4,107              4,107                --                 --

                                      ------------------------------------------------------ --------------
                                          $17,014            $17,014          $     --            $    --
                                      =====================================================================

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill of $1,990,413 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition. The Company's policy is to regularly review goodwill to determine if it has been permanently impaired by adverse conditions which might affect Reality.

At June 30, 2004 intangible assets include the following:

                  Customer Lists           $   650,054
                  Less Amortization            (27,085)
                                           -----------
                                           $   622,969
                                           ===========

The customer lists are being amortized over a 4-year period on a straight line basis. We estimate that the aggregate annual amortization expense for each of the next 4 years will be $162,510.

NOTE 8 - STOCK ISSUANCES

During the three months ended June 30, 2004, the Company issued shares of its common stock in a private placement conducted by the Company. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act. The Company determined that the fair value, based on market conditions, was cash received for the common stock.

         During April 2004 the Company issued 4,720,833 shares of common stock, including 325,000 shares issued as compensation for non cash placement fees netted against proceeds of shares. The stock issued for cash was issued at three price levels that were determined based on changing market conditions - 333,333 shares were issued at $0.075 per share, 812,500 shares were issued at $0.08 per share and 3,250,000 shares were issued at $0.10 per share.

         During May 2004 the Company issued 974,996 shares of common stock, including 75,000 shares issued as compensation for non cash placement fees netted against proceeds of shares. The stock issued for cash was issued at $0.15 per share.

         During June 2004 the Company issued 986,333 shares of common stock. The stock issued for cash was issued at two price levels that were determined based on changing market conditions - 353,000 shares were issued at $0.10 per share and 633,333 shares were issued at $0.15 per share.

During the three months ended June 30, 2004, the Company also issued shares of its common stock as consideration for its strategic acquisitions of Reality Group Pty Ltd. and Undercover Media Pty. Ltd. See Note 3 - Acquisitions.

In addition, during the three months ended June 30, 2004, the Company issued shares of its common stock as consideration for services provided to the Company.

         In April 2004, the Company authorized the issuance of 5,000,000 shares of its common stock to an entity for marketing services provided or to be provided until December 31, 2004.

         In May 2004, the Company authorized the issuance of 37,765 shares of its common stock to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, its corporate and securities counsel, as payment for outstanding legal fees.

COST OF CAPITAL

         During the six months ended June 30, 2004, a company associated with a director of a subsidiary of the Company received a cash payment equivalent to 10% of the cash received from the issuances of common stock from private placements during the period.

NOTE 9 - STOCK OPTION PLAN

On April 1, 2004 the Board of Directors of ROO Group, Inc. adopted ROO Group, Inc.'s 2004 Stock Option Plan (the "Plan"). Pursuant to the Plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 50,000,000 shares of common stock may be issued. Of that amount, options to acquire 13,450,000 shares of common stock have been issued to officers, directors, employees and consultants of ROO Group at prices ranging from $0.115 to $0.16 per share. The balance of options to acquire 36,550,000 shares issuable under the Plan have not been issued or committed for issuance.

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

If the compensation cost for the stock-based employee compensation plans had been determined based on fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net (loss) and (loss) per share would have been reduced to the pro forma amounts shown below:

                                                                                    Six months
                                                              Six months ended         ended
                                                               June 30, 2004       June 30, 2003
                                                            --------------------- ----------------
Net (Loss) as reported                                           (1,110,499)        (104,859)
Deduct: Amount by which stock-based employee
       compensation as determined under fair value
       based method for all awards exceeds the
       compensation as determined under the intrinsic
       value method                                              (1,026,876)              --

Pro Forma Net (Loss)                                             (2,137,375)        (104,859)

Basic and Diluted (Loss) Per Share as Reported                        (0.01)              --

Pro Forma Basic and Diluted (Loss) Per Share                          (0.01)              --

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - An Amendment of SFAS No. 123." This Statement provides alternative accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method used in reporting results. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and, therefore, the transaction provisions will not have an impact on the Company's financial position or results of operations. The required expanded interim disclosures are provided above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         -----------------------------------------------------------------------

Set forth below is a discussion of the financial condition and results of operations for the three months and six months ended June 31, 2004 and 2003. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

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

We operate as a digital media company in the business of providing products and solutions to a global base of clients enabling the broadcast of topical video content from their Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, online advertising, hosting, and content delivery.

RESULTS OF OPERATIONS

On April 30, 2004, we purchased 80% of the issued and outstanding ordinary shares (the "Shares") of Reality Group Pty Ltd. ("Reality") from the shareholders of Reality. Reality's financial results for the period from May 1, 2004 to June 30, 2004 have been included in the consolidated statements.

On June 1, 2004 we, through our wholly owned subsidiary ROO Media Corporation, completed the acquisition of the business and business assets of Undercover Media Pty Ltd. ("Undercover"). Undercover's financial results for the period from June 1, 2004 to June 30, 2004 have been included in the consolidated statements.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30 2003.

NET REVENUES

Total net revenues increased by $1,016,040 from $124,932 for the three months ended June 30, 2003 to $1,140,972 for the three months ended June30, 2004, an increase of 813%. Total net revenues increased by $1,021,634 from $127,840 for the six months ended June 30, 2003 to $1,149,474 for the six months ended June 30, 2004, an increase of 799%. The increase over both periods reflect the inclusion of the Reality revenues from the date of acquisition.

OPERATING EXPENSES

OPERATIONS. Operating expenses have been included for the first time in the period ended June 30, 2004. The operating expenses for the three and six months ended June 30, 2004 were $789,754 and $789,754, respectively. The primary reason for the inclusion of operating expenses as a separate category stems from the inclusion of the Reality operations since the date of acquisition. These expenses are primarily the costs directly associated with the generation of revenues. It also reflects the change from development of products to selling these products in our other operating areas.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development, and costs of technology acquired from third parties to incorporate into products currently under development. Research and development expenses were $83,371 for the three months ended June 30, 2004, an increase of 39.1% from $59,934 for the three months ended June 30, 2003. For the six months ended June 30, 2004, research and development expenses were $146,001, an increase of 43.3% from $101,902 for the six months ended June 30, 2003. The increase in expenses was due primarily to the increase in activities to bring our products to market.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for advertising sales and marketing consultants, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased by $83,935 from $31,623 for the three months ended June 30, 2003 to $115,558 for the three months ended June 30, 2004, an increase of 265.4%. In the six months ended June 30, 2004 these expenses were $168,061, an increase of 178.4% from $60,367 in the six months ended June 30, 2003. This increase was due primarily to the inclusion of the Reality revenues from the date of acquisition.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, and consulting fees, and facilities costs. These expenses increased by $489,377 from $12,100 for the three months ended June 30, 2003 to $501,477 for the three months ended June 30, 2004, an increase of 4,044%. The general and administrative expenses increased from $39,421 in the six months ended June 30, 2003 to $591,160 in the six months ended June 30, 2004, an increase of $551,739 or 1,400%. This increase was due primarily to providing administrative support to the increased activity of operations and the inclusion of the Reality general and administrative expenses since acquisition in the consolidated statements.

INTEREST INCOME. Interest income totaled $729 in the three months ended June 30, 2004 and $774 in the six months ended June 30, 2004. Other than in the foregoing periods, we did receive interest income.

INTEREST EXPENSE, RELATED PARTY

Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chief Executive Officer. The expense decreased by $3,123, from $16,211 for the three months ended June 30, 2003 to $13,088 for the three months ended June 30, 2004, a decrease of 19.3%. In the six months ended June 30, 2004, this expense decreased to $25,525 from $31,009 for the six months ended June 30, 2003, a decrease of $5,484 or 17.7%. This decrease was due to a reduction in the amount of the debt outstanding.

NET LOSS FROM OPERATIONS

Net loss from operations was $(349,188) for the three months ended June 30, 2004, compared to a net income of $21,275 for the three months ended June 30, 2003. Net loss from operations for the six months ended June 30, 2004 was $545,502, compared to a net loss of $73,850 for the six months ended June 30, 2003, an increase of 639%. The net loss is due to the increase in activities to develop products for future revenue generation and the increase in administrative expenses to support these activities.

LIQUIDITY AND CAPITAL RESOURCES

From ROO Media Corporation's inception through June 30, 2004, we have financed our activities through funding from a loan facility from Robert Petty, our Chief Executive Officer, and through private placements.

Net cash used in operating activities was $435,037 for the six months ended June 30, 2004, compared to $77,745 for the six months ended June 30, 2003, an increase of 460%. The increase in net cash used in operating activities is primarily the result of our net operating losses.

Net cash used in investing activities was $1,842 for the six months ended June 30, 2003, compared to net cash used in investing activities for the six months ended June 30, 2004 of $19,205. The increase in net cash used in investing activities is primarily the result of a purchase of fixed assets.

Net cash provided by investing activities in the six months ended June 30, 2004, was $30,374 compared to net cash provided by investing activities for the six months ended June 30, 2003 of $0. The increase in net cash provided by investing activities arose from the net cash received in the Reality acquisition.

Net cash provided by financing activities was $571,258 for the six months ended June 30, 2004 compared to $78,266 for the six months ended June 30, 2003. The increase in net cash provided by financing activities was primarily due to the proceeds from private placements.

As of June30, 2004, we had a working capital deficiency of approximately $874,083. Our cash balance as of June 30, 2004 of $156,335 is, in management's opinion, not sufficient to ensure our continued operation and the payment of debts until our business is profitable and generating sufficient cash flow to meet our liquidity requirements, of which there can be no assurance. We do not expect additions to property and equipment to be material in the near future.

We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Euro and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Europe, the United Kingdom and Australia, where we invoice our customers primarily in euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three months ended June 30, 2004 and 2003.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $545,502 for the six months ended June 30, 2004, compared to $73,850 for the six months ended June 30, 2003. Additionally, as of June 30, 2004, we had a net working capital deficiency of approximately $874,083 and negative cash flows from operating activities of approximately $435,037. Since ROO Media's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the fourth quarter of fiscal 2004, primarily as a result of an increase in sales, and plans to raise capital through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.  CONTROLS AND PROCEDURES
         -----------------------

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

Not applicable.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------------------------------------

SALES THROUGH PRIVATE PLACEMENTS
--------------------------------

During the three months ended June 30, 2004, we issued shares of our common stock, par value $.0001 per share, to investors in a private placement conducted by us. In issuing such securities, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act.

         During April 2004 we issued 4,720,833 shares of common stock, including 325,000 shares issued as compensation for non cash placement fees netted against proceeds of shares. The stock issued for cash was issued at three price levels that were determined based on changing market conditions - 333,333 shares were issued at $0.075 per share, 812,500 shares were issued at $0.08 per share and 3,250,000 shares were issued at $0.10 per share.

         During May 2004 we issued 974,996 shares of common stock, including 75,000 shares issued as compensation for non cash placement fees netted against proceeds of shares. The stock issued for cash was issued at $0.15 per share.

         During June 2004 we issued 986,333 shares of common stock. The stock issued for cash was issued at two price levels that were determined based on changing market conditions - 353,000 shares were issued at $0.10 per share and 633,333 shares were issued at $0.15 per share.

SALES THROUGH ACQUISITIONS
--------------------------

During the three months ended June 30, 2004, we issued shares of our common stock as consideration for strategic acquisitions. In issuing these securities, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act.

         On April 30, 2004 we completed the acquisition of 80% of the outstanding ordinary shares (the "Shares") of The Reality Group Pty Ltd. ("Reality"). The consideration for the Shares was the issuance of an aggregate of eight million three hundred and sixty thousand (8,360,000) shares of our common stock, par value $.0001 per share, to the Reality shareholders pro rata based on the Reality shareholders' ownership interest in Reality. The shares were valued at time of issue at $0.30 per share as this was the price that we guaranteed the closing market price of our common stock would be one year from the date of the closing of the Reality acquisition.

         On June 1, 2004 we completed the acquisition of the business and business assets of Undercover Media Pty Ltd. ("Undercover"). The consideration for the business was one million (1,000,000) shares of our common stock, par value $.0001 per share. In determining a fair value for the cost of the acquisition of Undercover, we considered the effects of price fluctuations in the common stock during the period prior to negotiations through the period subsequent to the closing of the acquisition, quantities traded, issue costs and the like. We consider the fair value for the stock issued to be $0.15 per share.

SALES IN CONSIDERATION FOR THE PERFORMANCE OF SERVICES
------------------------------------------------------

During the three months ended June 30, 2004, we issued shares of our common stock as consideration for services provided to us. In issuing such securities, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act based on the fact that the transaction involved only one party, and thus was not a public offering.

         In April 2004 we authorized the issuance of 5,000,000 shares of our common stock to Vertex Capital Corporation for marketing services provided or to be provided until December 31, 2004.

         In May 2004 we authorized the issuance of 37,765 shares of our common stock to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our corporate and securities counsel, as payment for outstanding legal fees.

ISSUANCES OF STOCK OPTIONS
--------------------------

         In April 2004, we issued an aggregate of 9.7 million incentive stock options to four individuals, comprised of our Chief Executive Officer, Chief Financial Officer and two employees. Of the 9.7 million options, we issued 6 million to our Chief Executive Officer Robert Petty. Such options vest on May 8, 2004, expire on May 8, 2006 and are exercisable at $.1265 per share. Three million of the 9.7 million options were issued to our Chief Financial Officer Robin Smyth. Such options vest on May 8, 2004, expire on May 8, 2006 and are exercisable at $.1265 per share. The remaining 700,00 options were issued to two employees. These options vest pursuant to the respective stock option agreements, expire on April 8, 2006 and are exercisable at $0.115 per share. In addition, we issued 3 million nonqualified stock options to a director of one of our subsidiaries. Such options vest pursuant to the respective stock option agreements, expire on April 8, 2006 and are exercisable at $0.115 per share.

         In June 2004, we issued an aggregate of 750,000 incentive stock options to 5 individuals, each of whom are employees. These options vest pursuant to the respective stock option agreements, expire on June 29, 2006 and are exercisable at $0.16 per share.

Item 3.  DEFAULT UPON SENIOR SECURITIES
         ------------------------------

Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not applicable.

Item 5.  OTHER INFORMATION
         -----------------

Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits

2.1 Stock Purchase Agreement, dated as of March 11, 2004, by and among ROO Group, Inc., a corporation formed under the laws of the State of Delaware, and the shareholders of Reality Group Pty Ltd., a company formed under the laws of Australia (3)

2.2 Asset Purchase Agreement, dated as of May 26, 2004, by and among ROO Group, Inc., a corporation formed under the laws of the State of Delaware, Undercover Holdings Pty Ltd., a Victorian Australian corporation, and Undercover Media Pty Ltd, a Victorian Australian corporation (4)


3.1      Certificate of Incorporation (2)

3.2      Bylaws (2)

10.1 Employment Agreement between ROO Group, Inc. and Robert Petty, CEO of ROO Group, Inc. (1)

10.2 Employment Agreement between ROO Group, Inc. and Robin Smyth, CFO of ROO Group, Inc. (1)

10.3 Option Agreement between ROO Group, Inc. and Robert Petty, CEO of ROO Group, Inc. (1)

10.4 Option Agreement between ROO Group, Inc. and Robin Smyth, CFO of ROO Group, Inc. (1)

31.1     Rule 13a-14(a)/15d-14(a) Certification.(1)

32.1     Section 1350 Certifications (1) +

-------------
(1) Filed herewith.

(2) Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on March 29, 1999.

(3) Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on May 17, 2004.

(4) Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on June 16, 2004.

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

(b) Reports on Form 8-K

         Form 8-K/A filed with the Commission on July 14, 2004 containing consolidated financials statements in Item 7 for the Reality Group Pty Ltd. acquisition

         Form 8-K filed with the Commission on June 16, 2004 containing in Item 2 the Undercover Media Pty Ltd. acquisition

         Form 8-K filed with the Commission on May 17, 2004 containing in Item 2 the Reality Group Pty Ltd. acquisition

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ROO GROUP, INC.
                                         --------------------------------------
                                         (Registrant)

Date:  August 16, 2004                   /s/ Robert Petty
                                         --------------------------------------
                                         Name: Robert Petty
                                         Title: Chief Executive Officer