Form 10QSB
period 2004-09-30
ROO GROUP INC
filed 2004-11-15
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from __________ to __________ Commission file number _____________________

                                 ROO GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                        11-3447894
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

                            62 WHITE STREET, SUITE 3A
                               NEW YORK, NY 10013
                    (Address of principal executive offices)

                                 (646) 352-0260
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, the issuer had 188,297,711 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes |_|     No |X|

                                 ROO GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet                                         1
         Consolidated Statements of Operations                              2
         Consolidated Statements of Stockholders' Equity (Deficit)          3
         Consolidated Statements of Cash Flows                              5
         Notes to Consolidated Financial Statements                         6
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         12
Item 3.  Controls and Procedures                                            14

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  15
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds        15
Item 3   Defaults upon Senior Securities                                    15
Item 4   Submission of Matters to a Vote of Security Holders                15
Item 5   Other Information                                                  15
Item 6   Exhibits                                                           16

SIGNATURES                                                                  18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ROO GROUP, INC AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 30, 2004
                                  (UNAUDITED)


ASSETS

Current Assets
            Cash and cash equivalents                                                      274,880
            Accounts receivable                                                            687,043
            Other Debtors and Prepayments                                                  218,287
                                                                                        ----------
                       Total current assets                                              1,180,210

Shares - Listed                                                                             16,190
Investment Bickhams                                                                        530,000
Fixed Assets - net                                                                         311,872
Content - net                                                                              182,631
Deferred Tax Assets                                                                         17,196
Goodwill on Consolidation                                                                1,990,413
Intangible Asset - Client List - net                                                       582,341
                                                                                        ----------
                       Total assets                                                      4,810,853
                                                                                        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
            Bank Overdraft                                                                  74,608
            Accounts payable                                                               465,919
            Capital Leases                                                                  31,067
            Accrued Expenses                                                               214,994
            Stockholder loans payable                                                      500,000
            Related Party Loans                                                             83,976
            Income Tax Payable                                                              46,997
            Provision Employee Benefits                                                     49,621
            Other current liabilities                                                      412,179
                                                                                        ----------
                       Total current liabilities                                         1,879,361
                                                                                        ----------
Non Current Liabilities
            Convertible Note - net                                                         827,067
            Capital Leases                                                                  87,696
                                                                                        ----------
                       Total non-current liabilities                                       914,763
                                                                                        ----------

Minority Interest                                                                            7,754
                                                                                        ----------

Stockholder's Equity (Deficit)

            Common Stock, $.0001 par value: authorized 500,000,000 shares;
               issued and outstanding 188,297,711                                           18,830
            Paid-in capital                                                              6,004,681
            (Deficit) accumulated during development stage                              (3,986,813)
            Accumulated other comprehensive (loss)
                       Foreign currency translation adjustment                             (18,575)
                       Fair market value adjustment for available for sale securities       (9,148)
                                                                                        ----------
                       Total stockholder's equity (deficit)                              2,008,975
                                                                                        ----------

                                                                                        ----------
                       Total liabilities and stockholder's equity (deficit)              4,810,853
                                                                                        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        ROO GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                                        Three months          Three months           Nine months
                                                           ended                  ended                 ended
                                                     September 30, 2004    September 30, 2003     September 30, 2004
                                                 ------------------------------------------------------------------------
Income                                                          968,691                 6,809              2,118,165
                                                 ------------------------------------------------------------------------

Expenses:

Operations                                                      583,729                                    1,373,483
Reaserach and Development                                        86,234                55,490                232,235
Sales and Marketing                                             266,288                39,095                434,349
General and Administration                                      762,975               159,334              1,354,135

                                                 ------------------------------------------------------------------------
Total Expenses                                                1,699,226               253,919              3,394,202
                                                 ------------------------------------------------------------------------

(Loss) from Operations                                         (730,535)             (247,110)            (1,276,037)


Non cash cost of capital                                        (78,483)                                    (512,230)
Cost of Capital                                                                                              (72,530)
Interest Income                                                      76                    18                    850
Interest Expense - Related Party                                (12,853)              (14,709)               (38,378)
Interest Expense - Other                                       (681,635)               (1,015)              (711,133)
Agreement termination costs                                    (210,000)                                    (210,000)
                                                 ------------------------------------------------------------------------
Net (Loss) before Income Taxes                               (1,713,430)             (262,816)            (2,819,458)

Income Taxes                                                      7,518                                       10,612

Net (Loss) before minority Interest                          (1,720,948)             (262,816)            (2,830,070)

Minority Interest                                                 2,724                                        4,101

                                                 ------------------------------------------------------------------------
Net (Loss)                                                   (1,723,672)             (262,816)            (2,834,171)
                                                 ========================================================================

Net (loss) per common Share                                       (0.01)                   --                  (0.02)
                                                 ========================================================================

Basic and Diluted                                                 (0.01)                   --                  (0.02)
                                                 ========================================================================

Average common shares outstanding                           181,464,600           148,000,000            170,906,385
                                                 ========================================================================

Comprehensive Income:
    Net (Loss)                                               (1,723,672)             (262,816)            (2,834,171)
Foreign Currency Translation                                      5,533                (1,670)                (5,637)
Fair Market Value Adjustment for
available for sale securities                                    (9,148)                                      (9,148)
                                                 ------------------------------------------------------------------------
Comprehensive Income (Loss)                                  (1,727,287)             (264,486)            (2,848,956)
                                                 ========================================================================

                                                                              Cumulative
                                                                              period from
                                                     Nine months             March 30,2001
                                                        ended             (date of inception)
                                                  September 30, 2003     to September 30,2004
                                                 ----------------------------------------------
Income                                                       134,649                 2,267,944
                                                 ----------------------------------------------

Expenses:

Operations                                                                           1,373,483
Reaserach and Development                                    157,392                   599,960
Sales and Marketing                                           99,462                   701,946
General and Administration                                   198,755                 1,917,192

                                                 ----------------------------------------------
Total Expenses                                               455,609                 4,592,581
                                                 ----------------------------------------------

(Loss) from Operations                                      (320,960)               (2,324,637)


Non cash cost of capital                                                              (512,230)
Cost of Capital                                                                        (72,530)
Interest Income                                                   18                       879
Interest Expense - Related Party                             (45,718)                 (142,449)
Interest Expense - Other                                      (1,015)                 (711,133)
Agreement termination costs                                                           (210,000)
                                                 ----------------------------------------------
Net (Loss) before Income Taxes                              (367,675)               (3,972,100)

Income Taxes                                                                            10,612

Net (Loss) before minority Interest                         (367,675)               (3,982,712)

Minority Interest                                                                        4,101

                                                 ----------------------------------------------
Net (Loss)                                                  (367,675)               (3,986,813)
                                                 ==============================================

Net (loss) per common Share                                       --                     (0.03)
                                                 ==============================================

Basic and Diluted                                                 --                     (0.03)
                                                 ==============================================

Average common shares outstanding                        148,000,000               153,122,464
                                                 ==============================================

Comprehensive Income:
    Net (Loss)                                              (367,675)               (3,986,813)
Foreign Currency Translation                                  (3,846)                  (18,575)
Fair Market Value Adjustment for
available for sale securities                                                           (9,148)
                                                 ----------------------------------------------
Comprehensive Income (Loss)                                 (371,521)               (4,014,536)
                                                 ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

                         Roo Group, Inc and Subsidiaries
                         (A DEVELOPMENT STAGE COMPANY)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                  (UNAUDIITED)

                                                                                    (Deficit)    Accumulated
                                                                         Other       During        Other          Total
                                                                       Additional  Accumulated  Comprehensive  Stockholders'
                                           Common          Stock        Paid-in    Development     Income        Equity
                                           Stock         Par Value      Capital      Stage         (Loss)       (Deficit)
                                        -------------------------------------------------------------------------------------
Recapitalization as a result of         148,000,000        14,800       394,308    $       --   $       --        409,108
merger (1)
Net loss for period from
March 30, 2001 (date of inception)
to December 31' 2001                             --            --            --      (184,209)          --       (184,209)

                                        -------------------------------------------------------------------------------------
Balance - December 31, 2001             148,000,000        14,800       394,308      (184,209)          --        224,899

Net Loss for year ended
December 31, 2002                                --            --            --      (389,620)          --       (389,620)
Foreign currency translation
adjustment                                       --            --            --            --         (982)          (982)

                                        -------------------------------------------------------------------------------------
Balance - December 2002                 148,000,000        14,800       394,308      (573,829)        (982)      (165,703)

Equity of shell in merger
transaction                               9,669,130           967          (967)           --           --             --

Net (Loss) for the year
ended December 31, 2003                          --            --            --      (578,813)          --       (578,813)
Foreign currency translation
adjustment                                       --            --            --            --      (11,956)       (11,956)

                                        -------------------------------------------------------------------------------------
Balance December 31, 2003               157,669,130        15,767       393,341    (1,152,642)     (12,938)      (756,472)

Stock issued to Gersten, Savage
Kaplowitz, Wolf & Marcus, LLP
February 18, 2004                           148,200            15        14,805            --           --         14,820

Grant stock options for services                                        347,232                                   347,232

Stock issued in private placement
March 3, 2004                               954,547            95       141,420            --           --        141,515

Net (Loss) for quarter ended
March 31,2004                                                                        (647,405)                   (647,405)
Foreign currency translation
adjustment                                                                                            (107)          (107)

                                        -------------------------------------------------------------------------------------
Balance March 31, 2004                  158,771,877        15,877       896,798    (1,800,047)     (13,045)      (900,417)

Stock issued for Maketing Services
April 19,2004                             5,000,000           500       449,500                                   450,000

Shares issued for purchase of
80% of Reality Group Pty Ltd              8,360,000           836     2,507,164                                 2,508,000
April 30, 2004

Stock issued in private placements        4,720,833           472       414,528                                   415,000
April, 2004 including 325,000 shares
issued as non cash placement fee

Stock issued in private placements
in May, 2004, including 75,000 shares       974,996            97       134,903                                   135,000
issued as a non cash placement fee

Stock issued to Gersten, Savage
Kaplowitz, Wolf & Marcus LLP
May 26, 2004                                 37,765             4         7,549                                     7,553

Stock issued for purchase of
Undercover Media Pty Ltd
Business June 1, 2004                     1,000,000           100       149,900                                   150,000

Stock issued in private placements
June, 2004                                  986,333            99       130,201                                   130,300

Deferred marketing expenses                                            (311,278)                                 (311,278)

Net (Loss) for quarter ended
June 30, 2004                                                                        (463,094)                   (463,094)
Foreign currency translation
adjustment                                                                                         (11,063)       (11,063)

                                        -------------------------------------------------------------------------------------
                                        179,851,804        17,985     4,379,265    (2,263,141)     (24,108)     2,110,001

Stock issued in private placements
August 2, 2004                              675,000            68        49,932                                    50,000
Grant of options for stock issue                                         78,483                                    78,483

Stock issued for purchase of stock
 in A Cohen & Co August 25, 2004            440,350            44        25,296                                    25,340

Grant Stock for services                    330,557            33        33,022                                    33,055
August 25, 2004

Issue convertible note - beneficial
conversion feature                                                      666,288                                   666,288
Computed discount on the convertible
debt                                                                    127,826                                   127,826

Stock issued to terminate agreement       3,000,000           300       209,700                                   210,000
September 15, 2004
Stock issued re: puchase of Bickhams
Media, Inc. September 15, 2004            4,000,000           400       279,600                                   280,000

Deferred Marketing Services                                             155,269                                   155,269

Net (Loss) for quarter ended
September 30,2004                                                                  (1,723,672)                 (1,723,672)
Foreign currency translation
adjustment                                                                                           5,533          5,533
Fair market value adjustment for
available for sale securities                                                                       (9,148)        (9,148)
                                        -------------------------------------------------------------------------------------
                                        188,297,711        18,830     6,004,681    (3,986,813)     (27,723)     2,008,975

The accompanying notes are an integral part of these consolidated financial statements.

ROO GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  ------------------------------------------------------------------
                                                                                                                   Cumulative period
                                                                          Nine months           Nine months        May 2001 (date of
                                                                             ended                ended              inception) to
                                                                     September 30, 2004     September 30, 2003    September 30, 2004
                                                                  ------------------------------------------------------------------
Operating activities:

Net Income/(Loss)                                                           (2,834,171)            (367,675)           (3,986,813)
                                                                  ------------------------------------------------------------------

Adjustments to reconcile net (loss) to net cash provided
(used) by operating activities:
Depreciation                                                                    42,935                3,130                50,514
Amortization of Client Lists                                                    67,713                                     67,713
Amortization of content                                                          6,710                                      6,710
Non cash cost of capital                                                       512,230                                    512,230
Non cash agreement termination costs                                           210,000                                    210,000
Non cash legal expenses                                                          7,553                                      7,553
Non cash stock for services                                                     33,055                                     33,055
Non cash marketing expenses                                                    293,991                                    293,991
Non cash Interest on convertible note                                          671,159                                    671,159
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                            105,409               (1,972)              100,433
Other assets                                                                  (106,339)             (23,500)             (106,339)

Increase (decrease) in:
Accounts payable                                                              (304,329)             128,205              (130,171)
Accured Expenses                                                                89,186                                     89,186
Income Tax payable                                                             (18,378)                                   (18,378)
Accrued Employee Benefits                                                        4,919                                      4,919
Other liabilities                                                              366,542               18,299               419,715

                                                                  ------------------------------------------------------------------
Total adjustments                                                            1,982,356              124,162             2,212,290
                                                                  ------------------------------------------------------------------

                                                                  ------------------------------------------------------------------
Net cash (used)by operating activities                                        (851,815)            (243,513)           (1,774,523)
                                                                  ------------------------------------------------------------------

Investing activities:
Investment Bickhams/Videodome                                                 (250,000)                                  (250,000)
Capitalisation of Content                                                      (43,217)                                   (43,217)
Purchase of equipment                                                          (48,648)              (6,830)              (72,403)
Proceeds from sale of equipment                                                 30,955                                     30,955
Deferred payment Reality shareholders                                         (144,456)                                  (144,456)
Net cash received in acquisition                                                30,374                                     30,374
                                                                  ------------------------------------------------------------------
Net cash (used) by investing activities                                       (424,992)              (6,830)             (448,747)
                                                                  ------------------------------------------------------------------

Financing activities:
Capital contribution                                                           800,120              132,644             1,209,228
Bank Overdraft                                                                  33,113                                     33,113
(decrease) in related party loans                                             (125,778)                                  (125,778)
Increase in stockholder loan                                                    87,983              330,007             1,183,947
(decrease) in stockholder loan                                                (102,087)            (209,316)             (683,889)
Convertible Note                                                               950,021                                    950,021
Note payable                                                                   (62,500)
(decrease) in capital leases                                                   (45,496)                                   (45,496)
                                                                  ------------------------------------------------------------------
Net cash provided by financing activities                                    1,535,376              253,335             2,521,146
                                                                  ------------------------------------------------------------------

Effect of exchange rate changes on cash                                        (10,060)              (1,838)              (22,996)
                                                                  ------------------------------------------------------------------

Net increase in cash                                                           248,509                1,154               274,880
Cash at beginning of periods                                                    26,371               11,427                     0
Cash at end of periods                                                         274,880               12,581               274,880

For the nine months ended September 30, 2004 and 2003, the Company paid $24,925 for taxes and $78,352 for interest and $0 for taxes and $46,733 for interest, respectively.

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSODLIATED FINANCIAL STATEMENTS [UNAUDITED]

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ROO Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation and its 80% subsidiary Reality Group Pty. Ltd. ("Reality"). Included in the consolidation with ROO Media are ROO Media's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty Ltd. ("Undercover"), its 76%-owned subsidiary ROO Media Europe Pty Ltd, and its 94%-owned subsidiaries ROO Broadcasting Limited and ROOTV Pty Ltd.

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

(C) Foreign Currency Translation

Assets and liabilities of ROO Group's foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of accumulated comprehensive income
(loss) in stockholders' equity.

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

(F) Stock Options and Similar Equity Instruments

The Company has adopted the disclosure requirements of (SFAS) No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively "Options") issued to employees and directors, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No.123 also applies to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Black-Scholes option valuation model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

(G) Non Cash Cost of Capital

During the nine month periods ended September 30, 2004 and 2003, non cash cost of capital included options issued for capital raising services and options attached to stock issued for cash which were valued using the Black-Scholes method totaling $512,230 and $-0-, respectively. For the three months ended September 30, 2004 and 2003, non cash cost of capital included options issued for capital raising services and options attached to stock issued for cash which were valued using the Black-Scholes method totaling $78,483 and $-0-, respectively

NOTE 3 - LEASES

The Company is a party to a number of noncancelable lease agreements primarily involving office premises and computer equipment. Computer equipment leases are generally for 3-year periods and the lease of office premises is for a 4-year period ending April 2006. The office premises lease has a renewal option for an additional 3-year term.

The following is a schedule of future minimum payments under capital leases and operating leases and obligations under capital leases (present value of future minimum rentals) as of September 30, 2004.

   Periods January to December                  Capital           Operating            Total
   unless stated otherwise
   -------------------------------------------------------------------------------------------
   October to December 2004                      $   7,742        $    42,868      $  50,610
   2005                                             43,518            172,115        215,633
   2006                                             21,405             65,314         86,719
   2007                                             29,611             24,859         54,470
   2008                                             29,878             47,909         77,787
   2009                                                 --                 --             --
   2010 and thereafter                                  --                 --             --
                                            --------------------------------------------------
   Total minimum lease payments                    132,154        $  353,065       $ 485,219
                                                                ==============================
   Less amount representing interest                13,391
                                            --------------------
   Total obligations under capital leases         $118,763
                                            ====================

Rent expense amounted to $34,086 and $1,975 for the three months ended September 30, 2004 and 2003, respectively, and $63,357 and $5,810 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 consists of the following:

                                 Plant and                  Motor
                                 Equipment                 Vehicles
                    Plant and     Capital        Motor      Capital      Computer      Other
                    Equipment      Lease       Vehicles      Lease       Software    Equipment       Total
                    -----------------------------------------------------------------------------------------
Cost                $ 125,191    $   8,336    $   3,672    $ 107,852    $  29,799    $  87,351    $ 362,201
Accumulated
Depreciation          (11,751)        (773)        (350)     (10,328)      (6,170)     (20,957)     (50,329)

                    -----------------------------------------------------------------------------------------
Net                 $ 113,440    $   7,563    $   3,322    $  97,524    $  23,629    $  66,394    $ 311,872
                    =========================================================================================

Estimated useful
life                 15 years      3 years      5 years      4 years      3 years     4 years

Depreciation expense (including amortization of capital lease assets but excluding amortization of content and identifiable intangibles) amounts to $22,247 and $1,228 for the three months ended September 30, 2004 and 2003, respectively, and $42,935 and $3,130 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 6 - INCOME TAXES

The provision for income taxes consisted of the following:

                                         Three months      Nine months      Three months        Nine months
                                             ended            ended             ended             ended
                                         September 30,     September 30      September 30       September 30
                                             2004              2004              2003              2003
                                      -----------------------------------------------------------------------
Current
    Federal tax expense                          $7,380         $12,969         $ --              $ --
Non-current
    Federal tax expense (benefit)                   138          (2,357)          --                --
                                      -----------------------------------------------------------------------
                                                 $7,518         $10,612         $ --              $ --
                                      =======================================================================

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal tax rates to pretax income is as follows:

Statutory federal income tax                     $6,341         $ 7,244         $ --              $ --
Other (non allowable deductions)                  1,177           3,368           --                --
                                      ------------------ --------------- ------------------- ----------------
                                                 $7,518         $10,612         $ --              $ --
                                      ================== =============== =================== ================

At September 30, 2004 components of deferred tax assets and liabilities were as follows:

Deferred tax assets:
Accruals                           $ 14,886
Depreciation                          7,287
Other liabilities                    (4,977)
                                   --------
                                   $ 17,196
                                   ========

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill of $1,990,413 represents the excess of acquisition costs over the fair value of identifiable net assets of Reality at the date of acquisition. The Company's policy is to regularly review goodwill to determine if it has been permanently impaired by adverse conditions which might affect Reality. At September 30, 2004, the Company had no reason to believe that there was an impairment to this goodwill.

At September 30, 2004 identifiable intangible assets include the following:

                  Customer Lists                                $ 650,054
                  Less Accumulated Amortization                   (67,713)
                                                                ---------
                                                                $ 582,341
                                                                =========

Amortization expense for customer lists amounted to $40,628 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $67,713 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

The customer lists are being amortized over a 4-year period on a straight line basis. The Company estimates that the aggregate annual amortization expense for each of the next 4 years will be $162,510.

NOTE 8 - CONTENT

Content is made up of digital videos, audio and photographs and is capitalized at the estimated cost of production. Content is amortized over a 2 year period to a residual value. Management assesses content for impairment periodically, and does not believe the capitalized content costs to be impaired at September 30, 2004.

                                            At September 30, 2004

                  Content at cost                    $189,341
                  Less Accumulated Amortization       ( 6,710)
                                                     ---------
                                                     $182,631
                                                     ========

Amortization expense for content amounted to $6,710 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $6,710 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 9 - SHAREHOLDER LOAN PAYABLE

The Company has periodically received cash advances from its Chief Executive Officer. These amounts are recorded as a loan payable by the Company. The interest on the loan is 10% per annum and the outstanding balance as of September 30, 2004 was $500,000. Interest expense for this loan amounts to $12,853 and $14,709 for the three months ended September 30, 2004 and 2003, respectively, and $38,378 and $45,718 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 10 - STOCK ISSUANCES

On August 2, 2004, the Company issued 675,000 shares of common stock and 675,000 options with a 2 year life and an exercise price of 10 cents for a consideration of $50,000 in a private placement. The Black-Scholes option valuation model was used to value the options issued and this resulted in a cost of $78,483. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act. The Company determined that the fair value, based on market conditions, was cash received for the common stock.

On August 25, 2004, the Company authorized the issuance of 330,557 shares of common stock to two entities, Bishopcourt Investments Pty Ltd for 165,300 shares and Corporate Communications Group, Inc. 165,257 shares, for investor relations services provided to the Company. These shares were recorded at a price of 10 cents per share, the quoted price of the company stock at that time. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

On August 25, 2004, the Company authorized the issuance of 440,350 shares as consideration for the acquisition of 200,000 shares in A. Cohen & Co Plc a company listed on the London Stock Exchange. A negotiated price was paid for the shares in A. Cohen & Co Plc at 6.95p which converted to 440,350 shares at 5.75 cents per ROO Group share. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated pursuant to the Securities Act of 1933, as amended.

On September 10, 2004, the Company entered into an agreement whereby 4,000,000 shares of ROO common stock were issued in partial consideration for all the outstanding shares in Bickhams Media, Inc. In consideration for the purchase, the Company agreed to: (1) pay Avenue Group $300,000 cash; (2) issue Avenue Group 4,000,000 shares of our common stock; and (3) guaranty the obligations of VideoDome.com Networks, Inc. ("VideoDome") under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. This agreement was completed on November 4, 2004. As at September 30, 2004 $250,000 had been paid in relation to this agreement. An additional 3,000,000 shares of ROO common stock were issued in consideration for the termination of the Registration Rights Agreement dated as of November 28, 2003.

NOTE 11 - ACQUISITIONS

Prior to the three-month period ending September 30, 2004, the Company acquired Reality and Undercover. The operations of Reality during the period from May 1, 2004 to September 30, 2004 have been included in the consolidated statements. The operations of the business of Undercover for the period from June 1, 2004 to September 30, 2004 have also been included in the consolidated statements.

Selected unaudited pro forma combined results of operations for the nine months ended September 30, 2004, assuming the Reality and Undercover acquisitions occurred on January 1, 2004 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

                                                           Nine months ended
                                                           September 30, 2004
                                                           ------------------
Total revenues                                                  $3,573,631
Net (loss)                                                     ($2,778,929)
Net (loss) per common and common equivalent share                   ($0.02)

NOTE 12 - CONVERTIBLE NOTE

On September 10, 2004, the Company entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $3,000,000 in secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock.

The investors are obligated to provide the Company with the funds as follows:

      o     $1,000,000 was disbursed on September 13, 2004;

      o $1,000,000 will be disbursed within five days of filing a registration statement covering the number of shares of common stock underlying the secured convertible notes and the warrants; and

      o $1,000,000 will be disbursed within five days of the effectiveness of the registration statement.

The notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

      o     $0.20; or

      o 65% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

Upon placement of the first $1,000,000 convertible note and the issuance of the 3,000,000 detachable warrants the Company recorded this event under the guidance of the Emerging Issues Task Force (EITF) Issue number 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

The Company computed the value of the beneficial feature as $666,288 and this was charged to interest expense during the three months to September 30, 2004.

The Company also recorded a discount of $127,826 for the detachable warrants issued in conjunction with the convertible note. The convertible note is shown net of the unamortized discount on the balance sheet. The discount is being amortized on a straight line basis over the life of the debt. Amortization expense for the discount amounted to $3,502 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $3,502 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 13 - SUBSEQUENT EVENTS

On November 1, 2004, the Company entered into an agreement with Daniel and Vardit Aharonoff to purchase 50% of the outstanding common stock of VideoDome. Prior to November 1, 2004, Bickhams Media already owned the other 50% of the outstanding common stock of VideoDome. As a result of this transaction, Bickhams Media will own 100% of the outstanding common stock of VideoDome (Note 8). Under the agreement, the Company agreed to: (1) issue 5,000,000 shares of our common stock to Daniel Aharonoff on the closing date; (2) issue an additional 3,000,000 shares of our common stock to Daniel Aharonoff upon meeting jointly agreed milestones; and (3) pay up to $220,000 in cash to Daniel Aharonoff upon meeting jointly agreed milestones. As a result of this transaction, the Company owns 100% of VideoDome.

On November 4, 2004, the holders of a majority of the Company's voting capital stock authorized an amendment to the Company's Certificate of Incorporation to authorize the issuance of 20,000,000 shares of preferred stock with a par value of $.0001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Set forth below is a discussion of the financial condition and results of operations for the three months and nine months ended September 30, 2004 and 2003. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

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

      We operate as a digital media company in the business of providing products and solutions to a global base of clients enabling the broadcast of topical video content from their Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUES

      Total net revenues increased by $961,882 from $6,809 for the three months ended September 30, 2003 to $968,691 for the three months ended September 30, 2004, an increase of 1,412%. Total net revenues increased by $1,983,516 from $134,649 for the nine months ended September 30, 2003 to $2,118,165 for the nine months ended September 30, 2004, an increase of 1,473%. The increase over both periods reflect the inclusion of revenues of Reality Group Pty Ltd. from the date of the acquisition of that company.

OPERATING EXPENSES

      OPERATIONS. Operating expenses have no comparable amounts in the previous year. The operating expenses for the three and nine months ended September 30, 2004 were $583,729 and $1,373,483, respectively. The primary reason for the inclusion of operating expenses as a separate category stems from the inclusion of the operations of Reality Group Pty Ltd. These expenses are primarily the costs directly associated with the generation of revenues. They include content costs, photography and production costs and printing of finished materials.

      Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development, and costs of technology acquired from third parties to incorporate into products currently under development. Research and development expenses were $86,234 for the three months ended September 30, 2004, an increase of 55.4% from $55,490 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, research and development expenses were $232,235, an increase of 47.6% from $157,392 for the nine months ended September 30, 2003. The increase in expenses was due primarily to the increase in activities to bring our products to market.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for advertising sales and marketing consultants, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased by $227,193 from $39,095 for the three months ended September 30, 2003 to $266,288 for the three months ended September 30, 2004, an increase of 581%. In the nine months ended September 30, 2004 these expenses were $434,349, an increase of 337% from $99,462 in the nine months ended September 30, 2003. This increase was due primarily to the inclusion of the revenues of Reality Group Pty Ltd. and increased costs in the marketing of our products.

      We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $603,641 from $159,334 for the three months ended September 30, 2003 to $762,975 for the three months ended September 30, 2004, an increase of 3,789%. The general and administrative expenses increased from $198,755 in the nine months ended September 30, 2003 to $1,354,135 in the nine months ended September 30, 2004, an increase of $1,155,380 or 581%. This increase was due primarily to providing administrative support to the increased activity of operations and the inclusion of the general and administrative expenses of Reality Group Pty Ltd.

INTEREST INCOME

      Interest income totaled $76 in the three months ended September 30, 2004 and $850 in the nine months ended September 30, 2004.

INTEREST EXPENSE, RELATED PARTY

      Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chief Executive Officer. The expense decreased by $1,856 from $14,709 for the three months ended September 30, 2003 to $12,853 for the three months ended September 30, 2004, a decrease of 12.6%. In the nine months ended September 30, 2004, this expense decreased to $38,378 from $45,718 for the nine months ended September 30, 2003, a decrease of $7,340 or 16.1%. This decrease was due to a reduction in the amount of the debt outstanding.

NET LOSS FROM OPERATIONS

      Net loss from operations was $730,535 for the three months ended September 30, 2004, compared to a net loss of $247,110 for the three months ended September 30, 2003. Net loss from operations for the nine months ended September 30, 2004 was $1,276,037 compared to a net loss of $320,960 for the nine months ended September 30, 2003, an increase of 298%. The net loss is due to the increase in activities to develop products for future revenue generation and the increase in administrative expenses to support these activities.

LIQUIDITY AND CAPITAL RESOURCES

      From ROO Media Corporation's inception through September 30, 2004, we have financed our activities through funding from a loan facility from Robert Petty, our Chief Executive Officer, through private placements and a debt financing through a convertible note.

      Net cash used in operating activities was $851,815 for the nine months ended September 30, 2004, compared to $243,513 for the nine months ended September 30, 2003, an increase of 250%. The increase in net cash used in operating activities is primarily the result of our net operating losses.

      Net cash used in investing activities was $6,830 for the nine months ended September 30, 2003, compared to net cash used in investing activities for the nine months ended September 30, 2004 of $424,992. The increase in net cash used in investing activities is primarily the result of the cost of acquisitions and the capitalization of content costs.

      Net cash provided by investing activities in the nine months ended September 30, 2004, was $30,374 compared to net cash provided by investing activities for the nine months ended September 30, 2003 of $0. The increase in net cash provided by investing activities arose from the net cash received in the acquisition of Reality Group Pty Ltd.

      Net cash provided by financing activities was $1,535,376 for the nine months ended September 30, 2004 compared to $253,335 for the nine months ended September 30, 2003. The increase in net cash provided by financing activities was primarily due to the proceeds from private placements and a debt financing through a convertible note.

      As of September 30, 2004, we had a working capital deficiency of approximately $699,151. Our cash balance as of September 30, 2004 of $274,880 is, in management's opinion, not sufficient to ensure our continued operation and the payment of debts until our business is profitable and generating sufficient cash flow to meet our liquidity requirements, of which there can be no assurance. We do not expect additions to property and equipment to be material in the near future.

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

EXCHANGE RATE RISK

      We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Euro and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Europe, the United Kingdom and Australia, where we invoice our customers primarily in euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three months ended September 30, 2004 and 2003.

GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $1,276,037 for the nine months ended September 30, 2004, compared to $320,960 for the nine months ended September 30, 2003. Additionally, as of September 30, 2004, we had a net working capital deficiency of approximately $699,151 and negative cash flows from operating activities of approximately $851,815. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the fourth quarter of fiscal 2004, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change to our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      On August 2, 2004, we issued 675,000 shares of common stock and 675,000 options with a two year life and an exercise price of 10 cents for a consideration of $50,000 in a private placement. The Black-Scholes option valuation model was used to value the options issued and this resulted in a cost of $78,483. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act. We determined that the fair value, based on market conditions, was cash received for the common stock.

      On August 25, 2004, we authorized the issuance of 330,557 shares of common stock to two entities, Bishopcourt Investments Pty Ltd for 165,300 shares and Corporate Communications Group, Inc. 165,257 shares, for investor relations services provided to us. These shares were recorded at a price of 10 cents per share, the quoted price of our common stock at that time. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On August 25, 2004, we authorized the issuance of 440,350 shares as consideration for the acquisition of 200,000 shares in A. Cohen & Co Plc a company listed on the London Stock Exchange. A negotiated price was paid for the shares in A. Cohen & Co Plc at 6.95p which converted to 440,350 shares at 5.75 cents per share of our common stock. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated pursuant to the Securities Act of 1933, as amended.

      On September 10, 2004, we entered into an agreement whereby 4,000,000 shares of our common stock were issued in consideration for all the outstanding shares in Bickhams Media, Inc. In consideration for the purchase, we agreed to:
(1) pay Avenue Group $300,000 cash; (2) issue Avenue Group 4,000,000 shares of our common stock; and (3) guaranty the obligations of VideoDome.com Networks, Inc. ("VideoDome") under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. This agreement was completed on November 4, 2004. As at September 30, 2004 $250,000 had been paid in relation to this agreement. An additional 3,000,000 shares of our common stock were issued in consideration for the termination of the Registration Rights Agreement dated as of November 28, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMTION.

      None.

ITEM 6.  EXHIBITS.

      References to "the Company" in the following exhibit list mean ROO Group, Inc., a Delaware corporation.

EXHIBIT
NUMBER                         DESCRIPTION
--------------------------------------------------------------------------------
2.1 Agreement and Plan of Merger dated as of December 2, 2003 by and among Virilitec Industries, Inc., ROO Media Corporation, VRLT Acquisition Corp., and Jacob Roth and Bella Roth (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 18, 2003)

2.2 Stock Purchase Agreement dated as of March 11, 2004 by and among the Company and the shareholders of Reality Group Pty Ltd (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on May 17, 2004)

2.3 Asset Purchase Agreement dated as of May 26, 2004 by and among the Company, Undercover Holdings Pty Ltd. and Undercover Media Pty Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on June 16, 2004)

2.4 Stock Purchase Agreement dated as of September 10, 2004 by and among the Company and Avenue Group, Inc. in connection with the purchase of common stock of Bickhams Media, Inc. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 22, 2004)

2.5 Stock Purchase Agreement dated as of November 1, 2004 by and between Bickhams Media, Inc., ROO Group, Inc., and Daniel and Vardit Aharonoff (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on November 5, 2004)

3.1         Certificate of Incorporation of Virilitec Industries, Inc.
            (Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the Securities and Exchange Commission on March 29, 1999)

3.4         Bylaws (Incorporated by reference to Form 10-SB (File No.
            000-25659), filed with the Securities and Exchange Commission on March 29, 1999)

4.1 Securities Purchase Agreement, dated September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.2 Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16,
            2004)

4.3 Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.4 Callable Secured Convertible Note issued to AJW Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.5 Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.6 Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.7 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.8 Stock Purchase Warrant issued to AJW Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.9 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.10 Registration Rights Agreement, dated as of September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.11 Security Agreement, dated as of September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.12 Intellectual Property Security Agreement, dated September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.13 Guaranty and Pledge Agreement, dated September 10, 2004, by and among ROO Group, Inc., Robert Petty, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16,
            2004)

10.1 Employment Agreement with Robert Petty dated April 1, 2004 (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on August 16, 2004)

10.2 Employment Agreement with Robin Smyth dated April 1, 2004 (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on August 16, 2004)

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROO GROUP, INC.


Dated: November 15, 2004               By: /s/ Robert Petty
                --                         -------------------------------------
                                           Robert Petty
                                           Chief Executive Officer


Dated: November 15, 2004               By: /s/ Robin Smyth
                --                         -------------------------------------
                                           Robin Smyth
                                           Chief Financial Officer