Form 10QSB/A
period 2004-09-30
ROO GROUP INC
filed 2004-11-18
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                               EXPLANATORY NOTE:

This quarterly report for the period ended September 30, 2004 on Form 10-QSB/A is being filed by ROO Group, Inc. (the "Company") to correct the presentation in the financial statements of the Company's issuance of certain callable secured convertible notes and stock purchase warrants.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ROO GROUP, INC AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 30, 2004
                                  (UNAUDITED)

ASSETS

Current Assets
            Cash and cash equivalents                                                      274,880
            Accounts receivable                                                            687,043
            Other Debtors and Prepayments                                                  218,287
                                                                                        ----------
                       Total current assets                                              1,180,210

Shares - Listed                                                                             16,190
Investment Bickhams                                                                        530,000
Fixed Assets - net                                                                         311,872
Content - net                                                                              182,631
Deferred Tax Assets                                                                         17,196
Goodwill on Consolidation                                                                1,990,413
Intangible Asset - Client List - net                                                       582,341
                                                                                        ----------
                       Total assets                                                      4,810,853
                                                                                        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
            Bank Overdraft                                                                  74,608
            Accounts payable                                                               465,919
            Capital Leases                                                                  31,067
            Accrued Expenses                                                               214,994
            Stockholder loans payable                                                      500,000
            Related Party Loans                                                             83,976
            Income Tax Payable                                                              46,997
            Provision Employee Benefits                                                     49,621
            Other current liabilities                                                      412,179
                                                                                        ----------
                       Total current liabilities                                         1,879,361
                                                                                        ----------
Non Current Liabilities
            Convertible Note - net                                                         905,962
            Capital Leases                                                                  87,696
                                                                                        ----------
                       Total non-current liabilities                                       993,658
                                                                                        ----------

Minority Interest                                                                            7,754
                                                                                        ----------

Stockholder's Equity

            Common Stock, $.0001 par value: authorized 500,000,000 shares;
               issued and outstanding 188,297,711                                           18,830
            Paid-in capital                                                              5,842,185
            (Deficit) accumulated during development stage                              (3,903,212)
            Accumulated other comprehensive (loss)
                       Foreign currency translation adjustment                             (18,575)
                       Fair market value adjustment for available for sale securities       (9,148)
                                                                                        ----------
                       Total stockholder's equity                                        1,930,080
                                                                                        ----------

                                                                                        ----------
                       Total liabilities and stockholder's equity                        4,810,853
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

                        ROO GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                                        Three months          Three months           Nine months
                                                           ended                  ended                 ended
                                                     September 30, 2004    September 30, 2003     September 30, 2004
                                                 ------------------------------------------------------------------------
Income                                                          968,691                 6,809              2,118,165
                                                 ------------------------------------------------------------------------

Expenses:

Operations                                                      583,729                                    1,373,483
Reaserach and Development                                        86,234                55,490                232,235
Sales and Marketing                                             266,288                39,095                434,349
General and Administration                                      762,975               159,334              1,354,135

                                                 ------------------------------------------------------------------------
Total Expenses                                                1,699,226               253,919              3,394,202
                                                 ------------------------------------------------------------------------

(Loss) from Operations                                         (730,535)             (247,110)            (1,276,037)


Non cash cost of capital                                        (78,483)                                    (512,230)
Cost of Capital                                                                                              (72,530)
Interest Income                                                      76                    18                    850
Interest Expense - Related Party                                (12,853)              (14,709)               (38,378)
Interest Expense - Other                                       (598,034)               (1,015)              (627,532)
Agreement termination costs                                    (210,000)                                    (210,000)
                                                 ------------------------------------------------------------------------
Net (Loss) before Income Taxes                               (1,629,829)             (262,816)            (2,735,857)

Income Taxes                                                      7,518                                       10,612

Net (Loss) before minority Interest                          (1,637,347)             (262,816)            (2,746,469)

Minority Interest                                                 2,724                                        4,101

                                                 ------------------------------------------------------------------------
Net (Loss)                                                   (1,640,071)             (262,816)            (2,750,570)
                                                 ========================================================================

Net (loss) per common Share                                       (0.01)                   --                  (0.02)
                                                 ========================================================================

Basic and Diluted                                                 (0.01)                   --                  (0.02)
                                                 ========================================================================

Average common shares outstanding                           181,464,600           148,000,000            170,906,385
                                                 ========================================================================

Comprehensive Income:
    Net (Loss)                                               (1,640,071)             (262,816)            (2,750,570)
Foreign Currency Translation                                      5,533                (1,670)                (5,637)
Fair Market Value Adjustment for
available for sale securities                                    (9,148)                                      (9,148)
                                                 ------------------------------------------------------------------------
Comprehensive Income (Loss)                                  (1,643,686)             (264,486)            (2,765,355)
                                                 ========================================================================

                                                                              Cumulative
                                                                              period from
                                                     Nine months             March 30,2001
                                                        ended             (date of inception)
                                                  September 30, 2003     to September 30,2004
                                                 ----------------------------------------------
Income                                                       134,649                 2,267,944
                                                 ----------------------------------------------

Expenses:

Operations                                                                           1,373,483
Reaserach and Development                                    157,392                   599,960
Sales and Marketing                                           99,462                   701,946
General and Administration                                   198,755                 1,917,192

                                                 ----------------------------------------------
Total Expenses                                               455,609                 4,592,581
                                                 ----------------------------------------------

(Loss) from Operations                                      (320,960)               (2,324,637)


Non cash cost of capital                                                              (512,230)
Cost of Capital                                                                        (72,530)
Interest Income                                                   18                       879
Interest Expense - Related Party                             (45,718)                 (142,449)
Interest Expense - Other                                      (1,015)                 (627,532)
Agreement termination costs                                                           (210,000)
                                                 ----------------------------------------------
Net (Loss) before Income Taxes                              (367,675)               (3,888,499)

Income Taxes                                                                            10,612

Net (Loss) before minority Interest                         (367,675)               (3,899,111)

Minority Interest                                                                        4,101

                                                 ----------------------------------------------
Net (Loss)                                                  (367,675)               (3,903,212)
                                                 ==============================================

Net (loss) per common Share                                       --                     (0.03)
                                                 ==============================================

Basic and Diluted                                                 --                     (0.03)
                                                 ==============================================

Average common shares outstanding                        148,000,000               153,122,464
                                                 ==============================================

Comprehensive Income:
    Net (Loss)                                              (367,675)               (3,903,212)
Foreign Currency Translation                                  (3,846)                  (18,575)
Fair Market Value Adjustment for
available for sale securities                                                           (9,148)
                                                 ----------------------------------------------
Comprehensive Income (Loss)                                 (371,521)               (3,930,935)
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

                         Roo Group, Inc and Subsidiaries
                         (A DEVELOPMENT STAGE COMPANY)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                  (UNAUDIITED)

                                                                                    (Deficit)    Accumulated
                                                                         Other       During        Other          Total
                                                                       Additional  Accumulated  Comprehensive  Stockholders'
                                           Common          Stock        Paid-in    Development     Income        Equity
                                           Stock         Par Value      Capital      Stage         (Loss)       (Deficit)
                                        -------------------------------------------------------------------------------------
Recapitalization as a result of         148,000,000        14,800       394,308    $       --   $       --        409,108
merger (1)
Net loss for period from
March 30, 2001 (date of inception)
to December 31' 2001                             --            --            --      (184,209)          --       (184,209)

                                        -------------------------------------------------------------------------------------
Balance - December 31, 2001             148,000,000        14,800       394,308      (184,209)          --        224,899

Net Loss for year ended                          --            --            --      (389,620)          --       (389,620)

Foreign currency translation
adjustment                                       --            --            --            --         (982)          (982)

                                        -------------------------------------------------------------------------------------
Balance - December 2002                 148,000,000        14,800       394,308      (573,829)        (982)      (165,703)

Equity of shell in merger
transaction                               9,669,130           967          (967)           --           --             --

Net (Loss) for the year
ended December 31, 2003                          --            --            --      (578,813)          --       (578,813)

Foreign currency translation
adjustment                                       --            --            --            --      (11,956)       (11,956)

                                        -------------------------------------------------------------------------------------
Balance December 31, 2003               157,669,130        15,767       393,341    (1,152,642)     (12,938)      (756,472)

Stock issued to Gersten, Savage
Kaplowitz, Wolf & Marcus, LLP
February 18, 2004                           148,200            15        14,805            --           --         14,820

Grant stock options for services                                        347,232                                   347,232

Stock issued in private placement
March 3, 2004                               954,547            95       141,420            --           --        141,515

Net (Loss) for quarter ended
March 31,2004                                                                        (647,405)                   (647,405)
Foreign currency translation
adjustment                                                                                            (107)          (107)

                                        -------------------------------------------------------------------------------------
Balance March 31, 2004                  158,771,877        15,877       896,798    (1,800,047)     (13,045)      (900,417)

Stock issued for Maketing Services
April 19,2004                             5,000,000           500       449,500                                   450,000

Shares issued for purchase of
80% of Reality Group Pty Ltd              8,360,000           836     2,507,164                                 2,508,000
April 30, 2004

Stock issued in private placements        4,720,833           472       414,528                                   415,000
April, 2004 including 325,000 shares
issued as non cash placement fee

                                                                                    (Deficit)    Accumulated
                                                                         Other       During        Other          Total
                                                                       Additional  Accumulated  Comprehensive  Stockholders'
                                           Common          Stock        Paid-in    Development     Income        Equity
                                           Stock         Par Value      Capital      Stage         (Loss)       (Deficit)
                                        -------------------------------------------------------------------------------------
Stock issued in private placements
in May, 2004, including 75,000 shares       974,996            97       134,903                                   135,000
issued as a non cash placement fee

Stock issued to Gersten, Savage
Kaplowitz, Wolf & Marcus LLP
May 26, 2004                                 37,765             4         7,549                                     7,553

Stock issued for purchase of
Undercover Media Pty Ltd
Business June 1, 2004                     1,000,000           100       149,900                                   150,000

Stock issued in private placements
June, 2004                                  986,333            99       130,201                                   130,300

Deferred marketing expenses                                            (311,278)                                 (311,278)

Net (Loss) for quarter ended
June 30, 2004                                                                        (463,094)                   (463,094)

Foreign currency translation
adjustment                                                                                         (11,063)       (11,063)

                                        -------------------------------------------------------------------------------------
                                        179,851,804        17,985     4,379,265    (2,263,141)     (24,108)     2,110,001

Stock issued in private placements
August 2, 2004                              675,000            68        49,932                                    50,000
Grant of options for stock issue                                         78,483                                    78,483

Stock issued for purchase of stock
 in A Cohen & Co August 25, 2004            440,350            44        25,296                                    25,340

Grant Stock for services                    330,557            33        33,022                                    33,055
August 25, 2004

Issue convertible note - beneficial
conversion feature                                                      585,040                                   585,040

Computed discount on the convertible
debt                                                                     46,578                                    46,578

Stock issued to terminate agreement       3,000,000           300       209,700                                   210,000
September 15, 2004

Stock issued re: puchase of Bickhams
Media, Inc. September 15, 2004            4,000,000           400       279,600                                   280,000

Deferred Marketing Services                                             155,269                                   155,269

Net (Loss) for quarter ended
September 30,2004                                                                  (1,640,071)                 (1,640,071)
Foreign currency translation
adjustment                                                                                           5,533          5,533
Fair market value adjustment for
available for sale securities                                                                       (9,148)        (9,148)
                                        -------------------------------------------------------------------------------------
                                        188,297,711        18,830     5,842,185    (3,903,212)     (27,723)     1,930,080

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
                                                                     September 30, 2004     September 30, 2003    September 30, 2004
                                                                  ------------------------------------------------------------------
Operating activities:

Net Income/(Loss)                                                           (2,750,570)            (367,675)           (3,903,212)
                                                                  ------------------------------------------------------------------

Adjustments to reconcile net (loss) to net cash provided
(used) by operating activities:
Depreciation                                                                    42,935                3,130                50,514
Amortization of Client Lists                                                    67,713                                     67,713
Amortization of content                                                          6,710                                      6,710
Non cash cost of capital                                                       512,230                                    512,230
Non cash agreement termination costs                                           210,000                                    210,000
Non cash legal expenses                                                          7,553                                      7,553
Non cash stock for services                                                     33,055                                     33,055
Non cash marketing expenses                                                    293,991                                    293,991
Non cash Interest on convertible note                                          587,558                                    587,558
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                            105,409               (1,972)              100,433
Other assets                                                                  (106,339)             (23,500)             (106,339)

Increase (decrease) in:
Accounts payable                                                              (304,329)             128,205              (130,171)
Accured Expenses                                                                89,186                                     89,186
Income Tax payable                                                             (18,378)                                   (18,378)
Accrued Employee Benefits                                                        4,919                                      4,919
Other liabilities                                                              366,542               18,299               419,715

                                                                  ------------------------------------------------------------------
Total adjustments                                                            1,898,755              124,162             2,128,689
                                                                  ------------------------------------------------------------------
Net cash (used)by operating activities                                        (851,815)            (243,513)           (1,774,523)
                                                                  ------------------------------------------------------------------
Investing activities:
Investment Bickhams/Videodome                                                 (250,000)                                  (250,000)
Capitalisation of Content                                                      (43,217)                                   (43,217)
Purchase of equipment                                                          (48,648)              (6,830)              (72,403)
Proceeds from sale of equipment                                                 30,955                                     30,955
Deferred payment Reality shareholders                                         (144,456)                                  (144,456)
Net cash received in acquisition                                                30,374                                     30,374
                                                                  ------------------------------------------------------------------
Net cash (used) by investing activities                                       (424,992)              (6,830)             (448,747)
                                                                  ------------------------------------------------------------------
Financing activities:
Capital contribution                                                           800,120              132,644             1,209,228
Bank Overdraft                                                                  33,113                                     33,113
(decrease) in related party loans                                             (125,778)                                  (125,778)
Increase in stockholder loan                                                    87,983              330,007             1,183,947
(decrease) in stockholder loan                                                (102,087)            (209,316)             (683,889)
Convertible Note                                                               950,021                                    950,021
Note payable                                                                   (62,500)
(decrease) in capital leases                                                   (45,496)                                   (45,496)
                                                                  ------------------------------------------------------------------

Net cash provided by financing activities                                    1,535,376              253,335             2,521,146
                                                                  ------------------------------------------------------------------
Effect of exchange rate changes on cash                                        (10,060)              (1,838)              (22,996)
                                                                  ------------------------------------------------------------------
Net increase in cash                                                           248,509                1,154               274,880
Cash at beginning of periods                                                    26,371               11,427                     0
Cash at end of periods                                                         274,880               12,581               274,880

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

NOTE 12 - CALLABLE SECURED CONVERTIBLE NOTES

On September 10, 2004, we entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock.

The investors are obligated to provide us with the funds as follows:

        o   $1,000,000 was disbursed on September 13, 2004;
        o $1,000,000 will be disbursed within five days of filing a registration statement covering the number of shares of common stock underlying the callable secured convertible notes and the warrants; and
        o $1,000,000 will be disbursed within five days of the effectiveness of the registration statement.

The callable secured convertible notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

        o   $0.20; or
        o 65% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

Upon placement of the first $1,000,000 callable secured convertible note and the issuance of the first 1,000,000 detachable warrants the Company recorded this event under the guidance of the Emerging Issues Task Force (EITF) issue number 00-27 "Application of issue No. 98-5 to Certain Convertible Instruments".

The Company computed the value of the beneficial feature as $585,040 and this was charged to Interest expense during the three months to September 30, 2004.

The Company also recorded a discount of $46,576 for the detachable warrants issued in conjunction with the callable secured convertible notes. The convertible note is shown net of the unamortized discount on the balance sheet. The discount is being amortized on a straight line basis over the life of the callable secured convertible notes. Amortization expense for the discount amounted to $1,149 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $1,149 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUES

Total net revenues increased by $961,882 from $6,809 for the three months ended September 30, 2003 to $968,691 for the three months ended September 30, 2004, an increase of 14,127%. Total net revenues increased by $1,983,516 from $134,649 for the nine months ended September 30, 2003 to $2,118,165 for the nine months ended September 30, 2004, an increase of 1,473%. The increase over both periods reflect the inclusion of revenues of Reality Group Pty Ltd. from the date of the acquisition of that company.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $603,641 from $159,334 for the three months ended September 30, 2003 to $762,975 for the three months ended September 30, 2004, an increase of 378.9%. The general and administrative expenses increased from $198,755 in the nine months ended September 30, 2003 to $1,354,135 in the nine months ended September 30, 2004, an increase of $1,155,380 or 581%. This increase was due primarily to providing administrative support to the increased activity of operations and the inclusion of the general and administrative expenses of Reality Group Pty Ltd.

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

                                       ROO GROUP, INC.


Dated: November 18, 2004               By: /s/ Robert Petty
                --                         -------------------------------------
                                           Robert Petty
                                           Chief Executive Officer


Dated: November 18, 2004               By: /s/ Robin Smyth
                --                         -------------------------------------
                                           Robin Smyth
                                           Chief Financial Officer