Form 10KSB
period 2004-12-31
ROO GROUP INC
filed 2005-03-31
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION

                  FILE NUMBER ________________________________

                                 ROO GROUP, INC.
                 (Name of small business issuer in its charter)

        DELAWARE                                      11-3447894
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                  62 White Street, Suite 3A, New York, NY 10013
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (646) 352-0260

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. $3,937,488

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 28, 2005, was $3,466,250.81.

      As of March 28, 2005, the issuer had 197,683,425 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                                  PART I

Item 1.  Description of Business .............................................................    1
Item 2.  Description of Property .............................................................   10
Item 3.  Legal Proceedings ...................................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders .................................   10

                                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ............................   10
Item 6.  Management's Discussion and Analysis or Plan of Operation ...........................   15
Item 7.  Financial Statements ................................................................   20
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure    20
Item 8A. Controls and Procedures .............................................................   21
Item 8B. Other Information ...................................................................   21

                                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act ...............................   21
Item 10. Executive Compensation ..............................................................   23
Item 11. Security Ownership of Certain Beneficial Owners and Management ......................   25
Item 12. Certain Relationship and Related Transactions .......................................   26
Item 13. Exhibits ............................................................................   26
Item 14. Principal Accountant Fees and Services ..............................................   29

SIGNATURES ...................................................................................   31

                                     PART I

Item 1. Description of Business.

Background

      ROO Group, Inc. ("we," "us" and "our") was incorporated on August 11, 1998 under the laws of the State of Delaware as Virilitec Industries, Inc. We were formed to license and distribute a line of bioengineered virility nutritional supplements designed to enhance human male sperm count and potency. We were not successful in implementing our business plan, and after looking at other possible products to expand our product line, our management determined that it was in the best interests of our shareholders to attempt to acquire an operating company. As a result, we terminated all of our existing contracts and were inactive until we acquired ROO Media Corporation, a Delaware corporation.

Acquisition of ROO Media Corporation

      On December 2, 2003, Virilitec Industries, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec Industries, ROO Media, Jacob Roth and Bella Roth, entered into an Agreement and Plan of Merger. Upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger, VRLT Acquisition Corp. was merged with and into ROO Media. As a result of the merger, Virilitec Industries, through VRLT Acquisition Corp., acquired 100% of the capital stock of ROO Media. All of the issued and outstanding shares of capital stock of ROO Media held by the stockholders of ROO Media were cancelled and converted into the right to receive an aggregate of 148,000,000 shares of common stock of Virilitec Industries. The separate corporate existence of VRLT Acquisition Corp. ceased, and ROO Media continued as the surviving corporation in the merger, as a wholly owned subsidiary of Virilitec Industries.

      In connection with the merger, we agreed to cause the resignation of all of the members of our Board of Directors and appoint new Directors as designated by the Chairman of the Board of Directors of ROO Media. As additional consideration for the 148,000,000 shares of common stock of Virilitec Industries, (1) ROO Media paid to Virilitec Industries $37,500 cash prior to the execution of the Agreement and Plan of Merger, (2) ROO Media paid an aggregate of $100,000 of Virilitec Industries' total $162,500 of liabilities as reflected on Virilitec Industries' balance sheet on the closing date of the merger, and
(3) ROO Media paid Virilitec Industries' $62,500 debt to Jacob Roth, Virilitec Industries' former Chief Executive Officer. In connection with the $62,500 payment to Mr. Roth, ROO Media entered into an agreement to pay such debt within 90 days after the effective date of the merger, which was December 3, 2003. The $62,500 debt to Jacob Roth was paid during the first quarter of 2004.

Overview of Our Business

      We, through our operating subsidiaries, are a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery. We also operate a global network of individual destination portals under the brand ROO TV, that enables end users in different regions around the world to view video content over the Internet that is topical, informative, up to date, and specific to the region in which they live. In conjunction with our subsidiaries, we currently service websites based in Europe, Australia, the United States and South Africa.

History of the Development of Our Business

      Our consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 80% subsidiary Reality Group Pty. Ltd. ("Reality"). Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty Ltd. ("Undercover"), its 76%-owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome, Inc. We provide topical video content, including news, business, entertainment, fashion, video games, movies, music, sport and travel video, and associated services for broadcasting video over the Internet to a global base of clients. ROO Media's delivery platform supports worldwide syndication and television-style advertising. During 2001 and 2002, ROO Media focused on developing and refining its products and solutions, and commenced the commercial selling of its solutions in late 2003. ROO Media developed a technology platform specifically designed to provide a cost effective, robust, and scaleable solution to manage and syndicate video content over the Internet.

      Our media operations management and updating functions are partially based in Australia and partially in the United States. We believe that our Australia presence is beneficial due to lower currency costs and because the time differences between the eastern and western hemispheres allow daily media content to be processed during the evening in the United States and the United Kingdom and during the daytime in Australia. As a result, we believe we have a strategic cost benefit over our competitors.

      Our business plan is to develop a worldwide network of websites that utilize our technology and content to broadcast video from individual websites. The network of websites includes third party websites that license our technology and content as well as our own network of websites, which are branded as ROO TV. The network is designed to be similar to traditional satellite or cable networks that distribute content throughout the world, with the difference being it is broadcasted over the Internet rather than via television. Our technology platform allows access to over 5,000 videos that can be viewed on a daily basis by computer users. The video content available for viewing includes topical content such as news, business, entertainment, fashion, music, movies and travel. We update the video content and distribute the content to websites receiving our services on a daily basis. We generate revenue from fees paid by the websites for our content and technology services and, like traditional media companies, from advertising across our network of websites.

Operations Strategy

      Our operations strategy for the next twelve months is broken into the following core areas:

      o Expanding content database and developing new products based on our existing pool of video content for emerging markets such as wireless and set top boxes;

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

      The implementation of our operational strategies will depend on raising additional capital and we cannot be sure that such operational strategies will be achieved. To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 10, 2004 for the sale of (i) $3,000,000 in callable secured convertible notes and
(ii) warrants to purchase 3,000,000 shares of our common stock. See the "Selling Stockholders" and "Risk Factors" sections of this prospectus for a complete description of the callable secured convertible notes and warrants.

Sales and Marketing

      Our products and services are sold by our direct sales force and appointed resellers. Our syndication and video solutions products are sold by our direct sales force based in the United States and Australia, our online advertising is sold by our direct sales force and through appointed interactive online advertising agencies.

      Our direct sales force targets the following market segments for our content syndication products: (1) media and newspaper chains; (2) Internet service providers; and (3) dedicated vertical websites such as entertainment websites that are potential purchasers of entertainment video content. Through our direct sales force and third party advertising agencies, we target potential advertisers to advertise on our network of websites. We manage our sales database through a customer relationship management system, which allows for access and tracking from any ROO Media sales staff connected to the Internet. Marketing of our products and services is done through traditional public relations and web-based marketing.

Technology

      Our proprietary technology platform and infrastructure is largely based in the United States and is designed to be accessed and maintained from satellite offices anywhere in the world via a Virtual Private Network (VPN) over the Internet. The technology platform has been specifically designed to provide a cost effective, robust, scaleable solution to manage and syndicate video content over the Internet. The platform architecture allows for the flexible use of third party software, hardware and internally developed applications. Components forming the platform are housed with various third party service providers located within the United States and Australia.

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

Speedera Networks Network Services Agreement

      On June 1, 2004, we entered into a Network Services Agreement with Speedera Networks Inc. Speedera Networks provides us network services, which includes account setup, customer configuration and assistance with content streaming and download services. We are billed by Speedera Networks based on the amount of data that is transferred each month. The initial term of the Network Services Agreement ends May 31, 2005. Upon expiration of the initial term, the agreement automatically renews for additional one-year terms unless and until either party notifies the other party in writing of its intent to terminate at least 60 days prior to the expiration of the then current term. Either party may terminate the agreement in the event that the other party materially defaults in performing their respective obligations under the agreement and such default continues uncured for a period of 30 days following written notice of default, except that Speedera Networks may immediately terminate the agreement where a delay in termination would have a material adverse effect on Speedera Networks. In addition, the agreement will terminate, effective upon delivery of written notice by either party to the other party upon (i) the institution of insolvency, receivership or bankruptcy proceedings or any other proceedings for the settlement of debts of the other party; (ii) the making of an assignment for the benefit of creditors by the other party; or (iii) the dissolution of the other party. Further, we may cancel the agreement at any time for convenience upon written notice to Speedera Networks, in which case we must pay to Speedera Networks all accrued and unpaid fees as of the cancellation date plus an early cancellation fee.

Intellectual Property

      Through our subsidiary, VideoDome.com Networks, Inc., we have the rights to a registered service mark of the name "VideoDome.com Network" (Reg. No. 2,214,202). This service mark was registered with the U.S. Patent and Trademark Office on December 29, 1998. We do not have any registered copyrights on any software and do not have the rights to any other registered trademarks or service marks. A portion of our software is licensed from third parties and a large portion is developed by our own team of developers. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property.

      We depend on a portion of technology licensed to us by third parties and a portion owned and developed by us. We license technology from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. We anticipate that we will continue to license technology from third parties in the future. Although we do not believe that we are substantially dependent on any individual licensed technology, some of the software that we license from third parties could be difficult for us to replace. The effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation of our products, impair the functionality of our products, delay new product introductions, and/or damage our reputation.

Our Products

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

      We recently launched a web site targeting wireless users at www.roomobile.com which allows wireless users with the Microsoft Windows Mobile operating system to access and view News, Business entertainment etc videos via their wireless devise.

      ROO SYNDICATION OF LICENSED VIDEO CONTENT. We provide a turnkey solution for customers located throughout the world to activate licensed topical video content on their web sites. ROO Media supplies our wholesale clients with a cost effective turnkey solution whereby the client receives the licensed video content it selects, such as news, business, fashion, entertainment, travel, etc., the technology to integrate the video into its website, daily management and updating of the content, and regular reporting on which content is being viewed. We generally receive a base fee per month from the client and a share of the advertising revenue generated on the client's website. Samples of current customers for this service include Verizon http://broadbandbeat.verizon.net/ and Red Nova www.rednova.com, both based in the United States.

      ROO MEDIA ONLINE ADVERTISING NETWORK. Through our syndication clients, we have developed a network of web sites across which we can sell advertising inventory. Specifically, we have developed and implemented an advertising platform specifically designed to simultaneously provide advertisers with a targeted demographic and calculated success, and ROO Media, our content providers and our wholesale clients with a substantial and additional incremental revenue stream. The advertising includes traditional banner ads and television-style 15 second and 30 second commercials, which can be programmed to play before and after topical video clips that are most likely to be viewed by the advertisers' chosen demographic. The platform has also been designed to allow for two to three minute advertorials to be included on a wholesale client's website, or as a standalone clip within certain content categories of our content bank. Advertising inventory across our network of web sites is sold by our direct sales force and through appointed interactive online advertising agents. Revenue is generated for us every time an advertising clip is viewed. Our syndication clients receive a percentage of the advertising revenue generated on their websites by our online advertising.

      Our platform provides the ability to:

      o Program an advertisement to run only on selected web sites in selected countries;

      o Program a commercial to run a specific amount of times or between a selected range of dates;

      o     Program a commercial to run within a selected content category; and

      o     Provide reports on how many times the advertisement was viewed.

      Recent advertisers over our network of websites utilizing our instream advertising have included Microsoft, Apple's Ipod, Vonage and Pfizer.

Acquisitions

Reality Group Pty Ltd.

      On April 30, 2004, we purchased 80% of the issued and outstanding common stock of Reality Group Pty Ltd., a corporation formed under the laws of Australia, from the shareholders of Reality Group. The consideration for the Reality Group shares was the issuance of an aggregate of 8,360,000 shares of our common stock. As additional consideration for the Reality Group shares, we paid an aggregate of A$200,000 to the Reality Group shareholders. Further, the Reality Group shareholders agreed to cause Reality Group to increase the number of directors on its Board of Directors to allow us to appoint up to four nominees to its Board.

      The Reality Group shareholders also agreed to grant us an option to purchase the remaining 20% of the issued and outstanding common stock of Reality Group over the next two years. The terms of the option shall be negotiated in good faith. Notwithstanding this, the option is exercisable by us on July 30, 2004, January 30, 2005, July 30, 2005 and January 30, 2006, and shall expire on March 5, 2006. At March 28, 2005 we had not exercised this option.

      Pursuant to the purchase agreement, we guaranteed that the Reality Group shareholders will be able to sell the shares of our common stock that they received, subject to the requirements of Rule 144, for greater than or equal to US$0.30 per share for a period of twelve months after the Reality Group shareholders have satisfied the Rule 144 requirements. The foregoing guarantee was predicated upon the assumption that the Reality Group shareholders will be able to sell the greater of (a) 1/4 of their respective exchange shares per quarter of the guarantee period or (b) such maximum number of exchange shares permissible under Rule 144 per quarter of the guarantee period. If the Reality Group shareholders do not sell their quarterly allotment during any one quarter of the guarantee period, the guarantee shall not be effective for the number of shares not sold during that quarter.

      During the guarantee period, the Reality Group shareholders have the option to buy back an aggregate of 29 Reality Group shares, or such number of shares as shall decrease our ownership percentage in Reality Group to 51%. The consideration for such buy-back shares shall be 114,000 shares of our common stock for each share of Reality Group common stock. The earliest date for exercising this buy-back provision is September 1, 2004. No such buy-back has been exercised through March 28, 2005.

      In the event that the Reality Group shareholders are not able to sell their shares of our common stock for greater than or equal to US $0.30 per share during the guarantee period, a share variance shall be determined based on the difference between (a) the number of exchange shares to be sold multiplied by US $0.30 per share and (b) the number of exchange shares to be sold multiplied by the closing sale price of the exchange shares on the trading day immediately prior to the day that a Reality Group shareholder notifies us of its enforcement of the guarantee. In the event that a Reality Group shareholder enforces the guarantee, we, in our sole discretion, may pay the share variance to the Reality Group shareholder in one of the following ways: (1) in cash; (2) we shall authorize the escrow agent (as defined in the purchase agreement) to return to the Reality Group shareholders on a pro rata basis that amount of shares, based on a share valuation of US $20,900 per Reality Group ordinary share, that shall constitute the share variance; or (3) if mutually agreeable to the Reality Group shareholders, in shares of our common stock based on the average closing sale price of shares of our common stock during the previous 15 trading days. To ensure the guarantee, we agreed to not offer or negotiate, either in writing or orally, the sale of the Reality Group shares or any Reality Group option shares acquired by us with any other party during the guarantee period.

      If during the guarantee period: (a) we undergo a voluntary or involuntary dissolution, liquidation or winding up; (b) our shares of common stock cease trading for more than 15 business days; or (c) the quotation of our common stock is removed or suspended from the Over-the-Counter Bulletin Board for a continuous period of greater than 30 days (other than as a consequence of the quotation of our securities on an internationally recognized stock exchange), then the following shall occur: (1) the Reality Group shares shall revert back to the Reality Group shareholders; (2) the shares of our common stock exchanged for 80% of the Reality Group shares shall revert back to us; (3) the option shall be revoked; and (4) our nominees to the Reality Group's Board of Directors shall immediately resign.

      Pursuant to the terms of the purchase agreement, each Reality Group shareholder agreed to not, unless permitted by our Board of Directors, sell more than 25% of their exchange shares during any three-month period for a period of two years after the effective date of the purchase agreement. Furthermore, each Reality Group shareholders granted to us a right of first refusal with respect to the purchase of the Reality Group shareholders' exchange shares for a period of one year after the first date on which the exchange shares are eligible for sale by the Reality Group shareholders in accordance with Rule 144 or any other applicable legislation, regulation or listing rule. If we elect to purchase the shares, such shares shall be purchased at the highest closing sale price for the period commencing on the trading day immediately prior to our receipt of notice of intent to sell from the Reality Group shareholders until the trading day immediately prior to the date on which we give notice to the selling Reality Group shareholder of its election to purchase.

      Reality Group provides integrated communication solutions, including direct marketing, Internet advertising and sales promotion. Reality Group was formed as a result of the change in direction of marketing with the advent of the Internet and a need for more accountable, integrated advertising. Reality Group believes that it is a pioneer of integrated communication, with an emphasis on web-based solutions and customer relationship management systems built to manage the inquiries generated through their web based campaigns. Its clients include Saab Automobile Australia, BP Australia, Bob Jane T-Marts, Tontine, Dennis Family Corporation, Tabaret, Superannuantion Trust of Australia, Federal Hotels & Resorts, and CityLink.

      To help identify the most effective way to communicate with each client's audience, Reality Group created the Information Engine, a proprietary management tool that provides specific costs per response for each media channel. Information Engine allows Reality Group to focus on effective media channels and eliminate the rest by identifying the parts of a client's budget that are working.

Undercover Media Pty Ltd.

      On May 26, 2004, we entered into an asset purchase agreement to purchase the business and business assets of Undercover Media Pty Ltd., a Victorian, Australia corporation. The purchase price for Undercover Media's assets consisted of 1,000,000 shares of our common stock. We also agreed to issue additional shares of our common stock upon Undercover Media attaining performance milestones as follows: (a) upon the commercial launch of a broadband music portal suitable for operation as a stand alone site that is capable of worldwide syndication, the issuance of that number of shares of common stock that is equal to the quotient of (x) US $75,000 divided by (y) the average closing sale price of the shares of common stock for the five trading days prior to such commercial launch; (b) upon the execution of an agreement for the supply and worldwide syndication of music videos with an aggregate of four mutually acceptable major music labels, the issuance of that number of shares of common stock that is equal to the quotient of (x) US $75,000 divided by (y) the closing sale price prior to the execution of the last of the four of such agreements;
(c) upon the generation of at least US $30,000 per month in revenues for three consecutive months attributable to the company's music subdivision, the issuance of that number of shares of common stock that is equal to the quotient of (x) US $75,000 divided by (y) the closing sale price prior to the determination that such revenues have been achieved; and (d) upon obtaining an aggregate of thirty video interviews with mutually acceptable recognized artists; the issuance of that number of shares of common stock that is equal to the quotient of (x) US $75,000 divided by (y) the closing sale price prior to the last of the thirty interviews.

      Included in the purchase is the www.undercover.com.au web site, which currently serves approximately 500,000 visitors per month with 55% from the United States, 18% from Europe, 7% from Asia and 20% from other countries throughout the world. The Undercover Media website, through its relationship with HMV, clearly displays the link between music content and the sale of music; the user reads the article or interview and can then click through to purchase the artist's CD from HMV's web site.

      Undercover Media features original music content ranging from raw interview footage to propriety editorial content combined with industry released footage. Undercover Media has served both the music industry and music community with daily music news, reviews and editorial bulletins. Undercover Media's clients include Telstra Corporation, AAP and Coca Cola, and its distribution partners include Google, VH1, Nova, Artist Direct and News Now. In addition, Undercover has a strategic online partnership with HMV for online music sales.

Bickhams Media, Inc.

      On September 10, 2004, we entered into an agreement to purchase of all of the outstanding shares of common stock of Bickhams Media, Inc. from Avenue Group, Inc. pursuant to a Stock Purchase Agreement dated September 10, 2004. The only business of Bickhams Media, Inc. is its ownership of VideoDome.com Networks, Inc. ("VideoDome"), a California corporation. In consideration for the purchase, we agreed to: (1) pay Avenue Group $300,000 cash; (2) issue Avenue Group 4,000,000 shares of our common stock; and (3) guaranty all of the obligations of VideoDome.com Networks, Inc. under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. In addition, we agreed to issue Avenue Group 3,000,000 shares of our common stock in consideration for a termination letter which shall serve to terminate a Registration Rights Agreement dated as of November 28, 2003.

      As of November 1, 2004, we entered into an agreement with Bickhams Media and Daniel and Vardit Aharonoff for Bickhams Media to purchase 50% of the outstanding common stock of VideoDome.com Networks, Inc. Prior to November 1, 2004, Bickhams Media already owned the other 50% of the outstanding common stock of VideoDome. As a result of this transaction, Bickhams Media now owns 100% of the outstanding common stock of VideoDome. Under the agreement, we agreed to:
(1) issue 5,000,000 shares of our common stock to Daniel Aharonoff on the closing date; (2) issue an additional 3,000,000 shares of our common stock to Daniel Aharonoff upon meeting jointly agreed milestones; and (3) pay up to $220,000 in cash to Daniel Aharonoff upon meeting jointly agreed milestones.

      The jointly agreed milestones are as follows: (1) upon the commercial launch of VideoDome's embedded player and music player, we agreed to pay Mr. Aharonoff $100,000 cash and issue Mr. Aharonoff 1,000,000 shares of our common stock; (2) upon the commercial launch of a combined ROO Media and VideoDome Media Manager platform, we agreed to pay Mr. Aharonoff $100,000 cash and issue Mr. Aharonoff 2,000,000 shares of our common stock; and (3) after the combined platform has delivered a minimum of 50,000,000 video views for two consecutive months excluding mini player views, we agreed to pay Mr. Aharonoff $20,000 cash. On December 21, 2004 the first milestone was reached and we issued 1,000,000 shares and $100,000 to Mr. Aharonoff.

      In connection with the agreement, Mr. Aharonoff agreed not to directly or indirectly agree or offer to sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of the shares of our common stock acquired by him under the agreement until the earlier of: (a) two years from the respective issuance(s) of such shares; or (b) the date that holders (the "Holders") of certain Callable Secured Convertible Notes (the "Notes") and Stock Purchase Warrants (the "Warrants"), issued by us on September 10, 2004, no longer hold the Notes and the Warrants and no longer beneficially own any shares of our common stock issuable upon conversion or exercise of the Notes or the Warrants, without the prior written consent of such Holders of the Notes and the Warrants. The Holders agreed to waive any adjustment that otherwise would have been required to the conversion and exercise prices of the Notes and the Warrants due to the issuance of shares of common stock to Mr. Aharonoff.

      VideoDome is a Los Angeles based company that provides a range of Media Management solutions through its flagship 5th generation ASP application, VideoDome Media Manager(R). VideoDome customers have direct access to their individual accounts, media inventory, customized media delivery method and style, as well as the ability to add, edit, delete, schedule & track streaming media from any Internet enabled browser. Some of VideoDome's clients include Kenneth Cole, L'Oreal Cosmetics, Redken, Lacome, and Stanley Tools. VideoDome provides its media management application to these customers which allows them the ability to manage and publish video on their web sites. The VideoDome Publishing Platform is a database driven, web-based application that allows clients to upload, organize and publish streaming media through unified interface.

      The most current version of VideoDome Media Manager is Media Manager 4.0, which offers VideoDome customers direct access to their individual accounts, media inventory, customized media delivery method and style, as well as the ability to add, edit, delete, schedule & track streaming media from any Internet enabled browser.

      The features of Media Manager 4.0 include:

      o VideoDome Tracker(R) - Generate colorful user reports/statistics and find out what your viewing audience is experiencing.

      o VideoDome Scheduler(R) - Schedule when you would like certain media to be available on your web site. o VideoDome AutoSense(R) - AutoSense technology automatically takes the guess work out of the equation by detecting installed media player & available bandwidth across all media formats.

      o VideoDome Skin Wizard(R) - Create a compelling branded media player or video portal within minutes using our skin wizard system.

      o VideoDome Syndication Manager(R) - Powerful syndication module allows you to replicate then syndicate streaming content to your partners in a completely controlled environment.

Industry

      We focus on providing technology and content solutions to the emerging and growing segment of broadcasting video over the Internet and emerging broadcasting platforms such as wireless and set top boxes. Through technology advancements and the expansion of broadband services worldwide, the Internet now enables the viewing of video from a computer connected to the Internet. This creates a fundamental change in the way people can view media and transforms the Internet into a broadcasting platform similar to television and radio platforms. According to industry statistics, Internet access and audio and video use over the Internet have grown substantially over the past twelve months. A recent study by Arbitron/Edison Media Research called Internet and Multimedia 11: New Media Enters the Mainstream reported that Internet use in the United States has grown 5% in the period from January 2003 to July 2003, and that currently 80% of Americans have access to the Internet compared to 48% in July 1999. The weekly Internet broadcast audience has grown from approximately 16 million Americans in July 2000 to 30 million in July 2003. Furthermore, in July 2003 more than one in five consumers (approximately 50 million Americans) have accessed audio or video over the Internet. In addition, a study by AccuStream iMedia Research showed video streams rose by 80.7% in 2004 to 14.2 billion served and video streams are forecast to grow by 48% in 2005 to over 21 billion served.
http://www.edisonresearch.com/                   Internet%2012%20Web%20cast.htm.
http://www.accustreamresearch.com/products/streaming2007analysis.html

Competition

      The provisioning and streaming of digital media content over the Internet is rapidly becoming a competitive industry. The key barriers to new firms to enter and compete against existing companies within the digital media segment are (1) The timeframes and costs to develop a commercially robust, feature rich media delivery platform, and (2) The time involved to build a digital media data base of licensed topic videos. While there are only a few industry participants similar to us that provide a full suite of associated products and services, there are a number of traditional content syndicators who have entered the industry by providing their own content for streaming over their own portals. For example, Disney, Time Warner and CNN all provide access to their own content in digital format over their own destination Internet portals. There are also a number of smaller operations that provide wholesale syndication services such as The FeedRoom (www.feedroom.com), which provides a destination service similar to that of ROO TV. Other competitors on select products of ROO Media include: Real Networks, Inc., a global provider of network-delivered digital media service and the technology that enables digital media creation, distribution and consumption; and Loudeye Corporation, a service provider facilitating the use of digital media for live and on-demand applications for enterprise communication, marketing and entertainment. We believe that as the market segment continues to grow, new competitors will enter the market and compete directly with us. We compete with these firms and emerging competitors by offering competitive pricing, unique products, flexible business models for our customers to generate revenue, and continually developing and adding new functionality to our media management platform. We also complete by continuing to expand our media database and the amount of content categories and videos available.

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

Research and Development

      We continue to pursue opportunities to improve and expand our products and services and have dedicated resources which continue to review and enhance our technology platform and the products and solutions we offer. Currently, research and development is conducted internally as well as through outsourcing agreements. We plan to consider opportunities to expand our current content categories to offer specific lifestyle, children's content, sport, science and educational content. We also plan to explore opportunities to further enhance our distribution and technological infrastructures to maintain our competitive position. Furthermore, we are planning to launch a new upgraded version of our platform offering improved user features and to improve operational process and costs for maintaining and uploading our database on a daily basis. We cannot assure you, however, that we will achieve our research and development goals.

Employees

      We currently have 57 full time employees and 7 part time employees, based in Australia and the United States. We consider our relations with our employees to be good.

Item 2. Description of Property.

      Our operations are based in a rented premises located at 11-15 Buckhurst St South Melbourne 3205, Victoria, Australia. Rent at the Victoria, Australia premises is $4,103 per month. The Australian lease expires on January 30, 2006. Our principal executive offices are a rented premises located at 62 White Street, 3rd Floor, New York, New York 10013. Rent at the New York location is $1,000 per month. The New York office is rented on a month to month basis and is not subject to a documented lease agreement.

      We also have an office at 42 Barky Street, St. Kilda, Victoria 3182, Australia and an office at 17547 Ventura Blvd., Suite 305, Encino, California 91316. Rent for the Australia office is $10,744 per month and rent for the California office is $2,768 per month.

Item 3. Legal Proceedings.

      We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business

Item 4. Submission of Matters to a Vote of Security Holders.

      On November 4, 2004, holders of a majority of our outstanding shares of common stock acted by written consent in lieu of a special meeting of shareholders and adopted an amendment to our Certificate of Incorporation to authorize the issuance of 20,000,000 shares of blank check preferred stock.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

      Our common stock is currently quoted on the OTC Bulletin Board under the symbol "ROOG." For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

               Fiscal Quarter Ended (1)          High            Low
             ------------------------------ --------------- ---------------
                        Oct. 31, 2001             $2.50          $1.30
                        Jan. 31, 2002             $3.10          $0.70
                       April 30, 2002             $1.20          $0.28
                        July 31, 2002             $0.30          $0.08
                        Oct. 31, 2002             $0.12          $0.04
                         Jan. 1, 2003             $0.07          $0.04
                       April 30, 2003             $0.07          $0.02
                        July 31, 2003             $0.06          $0.03
                        Oct. 31, 2003             $0.09          $0.03
                       March 31, 2004             $0.25          $0.07
                        June 30, 2004             $0.35          $0.07
                       Sept. 30, 2004             $0.24          $0.06
                        Dec. 31, 2004             $0.08          $0.05

      (1) On January 23, 2004, our Board of Directors approved a change in our fiscal year end from July 31 to December 31.

Holders

      As of March 28, 2005, our shares of common stock were held by approximately 222 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

Dividends

      We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION
-----------------------------------------------------------------------------------------------------------------
Plan category                        Number of securities     Weighted average        Number of securities
                                     to be issued upon        exercise price of       remaining available for
                                     exercise of              outstanding options,    future issuance under
                                     outstanding options,     warrants and rights     equity compensation plans
                                     warrants and rights                              (excluding securities
                                                                                      reflected in column (a)
-----------------------------------------------------------------------------------------------------------------
                                               (a)                     (b)                       (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       -0-
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders               13,700,000                $0.1266                  36,300,000
-----------------------------------------------------------------------------------------------------------------
Total                                      13,700,000                $0.1266                  36,300,000
-----------------------------------------------------------------------------------------------------------------

      On April 1, 2004 our Board of Directors adopted a 2004 Stock Option Plan. Pursuant to the plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 50,000,000 shares of common stock may be issued. The plan may be administered by our Board of Directors or by a committee to which administration of the plan, or part of the plan, may be delegated by our Board of Directors. Options granted under the plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our Board of Directors or designated committee thereof. To the extent that options are vested, they must be exercised within a maximum of three months of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan shall be determined by our Board of Directors or designated committee thereof. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

      As of March 28, 2005, the following options have been granted under our 2004 Stock Option Plan:

-----------------------------------------------------------------------------------------------------------------------------
                                     Options Issued Under 2004 Stock Option Plan
-----------------------------------------------------------------------------------------------------------------------------
            Name          Quantity       Exercise         Date Granted                Vest Date           Expiration Date
                                           Price
-----------------------------------------------------------------------------------------------------------------------------
Robert Petty              6,000,000        0.1265         April 8, 2004                 May 8,2004          April 8, 2006
-----------------------------------------------------------------------------------------------------------------------------
Michael Neistat           3,000,000        0.115          April 8, 2004           September 1,2004          April 8, 2006
-----------------------------------------------------------------------------------------------------------------------------
Robin Smyth               3,000,000        0.1265         April 8, 2004                 May 8,2004          April 8, 2006
-----------------------------------------------------------------------------------------------------------------------------
Marc Mulgrum                500,000        0.16           June 29, 2004               June 29,2005          June 29, 2006
-----------------------------------------------------------------------------------------------------------------------------
Tristan Place               500,000        0.115          April 8, 2004                 May 8,2004          April 8, 2006
-----------------------------------------------------------------------------------------------------------------------------
Luke Douglas                200,000        0.115          April 8, 2004                 May 8,2004          April 8, 2006
-----------------------------------------------------------------------------------------------------------------------------
Justin Thompson              50,000        0.16           June 14, 2004               June 14,2005           June 14,2006
-----------------------------------------------------------------------------------------------------------------------------
Stephen Molloy               50,000        0.16           June 14, 2004               June 14,2005           June 14,2006
-----------------------------------------------------------------------------------------------------------------------------
Colin Schmidt                50,000        0.16           June 14, 2004               June 14,2005           June 14,2006
-----------------------------------------------------------------------------------------------------------------------------
Trenn Sayer                 100,000        0.16           June 29, 2004               June 29,2005           June 29,2006
-----------------------------------------------------------------------------------------------------------------------------
Kevin Williams              100,000        0.20           Nov. 26, 2004               Nov. 26, 2004          Nov. 26, 2006
-----------------------------------------------------------------------------------------------------------------------------
Kevin Williams              150,000        0.20           Nov. 26, 2004               Dec. 15, 2004          Nov. 26, 2006
-----------------------------------------------------------------------------------------------------------------------------
Total                    13,700,000
-----------------------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

      On February 18, 2004, we authorized the issuance of 148,200 shares of our common stock to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our corporate and securities counsel, as payment for outstanding legal fees. The securities were issued pursuant to an exemption from registration requirements under
Section 4(2) of the Securities Act of 1933, as amended.

      On March 1, 2004, we authorized the issuance of non-qualified stock options to purchase an aggregate of 6,000,000 shares of our common stock at an exercise prices ranging between $.05 and $.10 per share to two accredited investors. The options were issued for services provided or to be provided and expire on March 1, 2006. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On March 3, 2004, we authorized the issuance of an aggregate of 954,547 shares of our common stock to three accredited investors in a private placement conducted by us without the use of a placement agent. We sold the securities for an average of $.0576 per share. The securities were sold pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      During April 2004 we issued 4,720,833 shares of common stock, including 325,000 shares issued as compensation for non-cash placement fees netted against proceeds of shares, to 17 accredited investors. The stock issued for cash was issued at three price levels that were determined based on changing market conditions - 333,333 shares were issued at $0.075 per share, 812,500 shares were issued at $0.08 per share and 3,250,000 shares were issued at $0.10 per share. The securities were sold pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      In April 2004 we authorized the issuance of 5,000,000 shares of our common stock to Vertex Capital Corporation for marketing services provided or to be provided until December 31, 2004. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      In April 2004, we issued an aggregate of 9.7 million incentive stock options to fouraccredited investors, including our Chief Executive Officer, Chief Financial Officer and two employees. Of the 9.7 million options, we issued 6 million to our Chief Executive Officer, Robert Petty. Such options vest on May 8, 2004, expire on May 8, 2006 and are exercisable at $.1265 per share. Three million of the 9.7 million options were issued to our Chief Financial Officer, Robin Smyth. Such options vest on May 8, 2004, expire on May 8, 2006 and are exercisable at $.1265 per share. The remaining 700,00 options were issued to two employees. These options vest pursuant to the respective stock option agreements, expire on April 8, 2006 and are exercisable at $0.115 per share. In addition, we issued 3 million nonqualified stock options to a director of one of our subsidiaries. Such options vest pursuant to the respective stock option agreements, expire on April 8, 2006 and are exercisable at $0.115 per share. These securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On April 30, 2004 we completed the acquisition of 80% of the outstanding ordinary shares of The Reality Group Pty Ltd. The consideration for the shares was the issuance of an aggregate of 8,360,000 shares of our common stock to the Reality Group shareholders pro rata based on the Reality Group shareholders' ownership interest in Reality Group. Each of the Reality Group shareholders is an accredited investor as defined in Rule 501(a), promulgated under the Securities Act of 1933, as amended. The shares were valued at time of issue at $0.30 per share as this was the price that we guaranteed the closing market price of our common stock would be one year from the date of the closing of the Reality acquisition. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      During May 2004 we issued 974,996 shares of common stock, including 75,000 shares issued as compensation for non-cash placement fees netted against proceeds of shares, to seven accredited investors. The stock issued for cash was issued at $0.15 per share. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      In May 2004 we authorized the issuance of 37,765 shares of our common stock to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our corporate and securities counsel, as payment for outstanding legal fees. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      During June 2004 we issued 986,333 shares of common stock to two accredited investors. The stock issued for cash was issued at two price levels that were determined based on changing market conditions - 353,000 shares were issued at $0.10 per share and 633,333 shares were issued at $0.15 per share. The securities were sold pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      In June 2004, we issued an aggregate of 750,000 incentive stock options to five accredited investors, each of whom are employees. These options vest pursuant to the respective stock option agreements, expire on June 29, 2006 and are exercisable at $0.16 per share. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On June 1, 2004 we completed the acquisition of the business and business assets of Undercover Media Pty Ltd. The consideration for the business was 1,000,000 shares of our common stock. In determining a fair value for the cost of the acquisition of Undercover Media, we considered the effects of price fluctuations in the common stock during the period prior to negotiations through the period subsequent to the closing of the acquisition, quantities traded, issue costs and the like. We consider the fair value for the stock issued to be $0.15 per share. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On August 2, 2004, we issued 675,000 shares of common stock and options to purchase 675,000 shares of common stock a two year life and an exercise price of $.10 to one accredited investor for aggregate consideration of $50,000. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On August 25, 2004, we authorized the issuance of 330,557 shares of common stock to two entities, Bishopcourt Investments Pty Ltd for 165,300 shares and Corporate Communications Group, Inc. 165,257 shares, for investor relations services provided to us. These shares were recorded at a price of $.10 per share, the quoted price of our common stock at that time. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On August 25, 2004, we authorized the issuance of 440,350 shares to two accredited investors as consideration for the acquisition of 200,000 shares in
A. Cohen & Co Plc a company listed on the London Stock Exchange. A negotiated price was paid for the shares in A. Cohen & Co Plc at 6.95p which converted to 440,350 shares at $.0575 share of our common stock. This issuance was exempt from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 10, 2004 for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock. The investors are obligated to provide us with an aggregate of $3,000,000 as follows:

      o     $1,000,000 was disbursed on September 13, 2004;

      o $1,000,000 was disbursed on November 26, 2004, after filing a registration statement covering the number of shares of common stock underlying the secured convertible notes and the warrants; and

      o $1,000,000 was disbursed on February 9, 2005, after effectiveness of the registration statement.

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

      The full principal amount of the callable secured convertible notes are due upon a default under the terms of the callable secured convertible notes. Subsequent to December 31, 2004 but prior to March 28, 2005 a total of $70,080 of these notes were converted into 2,100,000 shares of our common stock.

      The warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the callable secured convertible notes issued pursuant to the Securities Purchase Agreement.

      On September 15, 2004, we completed the purchase of all of the outstanding shares of common stock of Bickhams Media, Inc. from Avenue Group, Inc pursuant to a Stock Purchase Agreement dated September 10, 2004. In consideration for the purchase, we agreed to: (1) pay Avenue Group $300,000 cash; (2) issue Avenue Group 4,000,000 shares of our common stock; and (3) guaranty all of the obligations of VideoDome.com Networks, Inc. under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. In addition, we agreed to issue Avenue Group 3,000,000 shares of our common stock in consideration for a termination letter which shall serve to terminate a Registration Rights Agreement dated as of November 28, 2003. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On November 23, 2004, we issued 1,285,714 share of common stock to Sichenzia Ross Friedman Ference LLP, our corporate securities counsel, as payment for outstanding legal fees. These securities were issued pursuant to the exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On November 23, 2004, we issued 5,000,000 shares of common stock to Daniel Aharonoff in partial consideration for the purchase by Bickhams Media, Inc., one of our wholly owned subsidiaries, of 50% of the outstanding common stock of VideoDome.com Networks, Inc. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On November 26, 2004 we issued 100,000 incentive stock options to an employee. These options vest pursuant to the stock option agreement, expire on November 26, 2006 and are exercisable at $0.20 per share. These securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On December 15, 2004 we issued 150,000 incentive stock options to an employee. These options vest pursuant to the stock option agreement, expire on November 26, 2006 and are exercisable at $0.20 per share. These securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      On December 21, 2004, we issued 1,000,000 shares of common stock to Daniel Aharonoff in partial consideration for the purchase by Bickhams Media, Inc., one of our wholly owned subsidiaries, of 50% of the outstanding common stock of VideoDome.com Networks, Inc. These shares of common stock were issued upon the satisfaction of certain jointly agreed milestones by VideoDome.com Networks, Inc. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

      Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us. For each of the above sales of unregistered securities, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      The information in this registration statement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the financial statements of ROO Group, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General

      We operate as a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery.

Results of Operations

Matters Affecting Comparability

      On December 3, 2003, we acquired all of the outstanding shares of common stock of ROO Media Corporation, a provider of topical video content and associated services for broadcasting video over the Internet, in exchange for the issuance of an aggregate of 148,000,000 shares of our common stock, valued at $0.05 per share. Prior to the acquisition of ROO Media, we had no tangible assets and had no operations since approximately July 2003, when we terminated all of our existing contracts and began exploring offers from various private operating companies seeking to merge into a public company.

      For accounting purposes the purchase of ROO Media was reported as a recapitalization of ROO Media with ROO Media as the acquirer. The transaction was treated as an issuance of shares for cash by ROO Media. Shares issued in the acquisition are shown as outstanding for all periods presented in the accompanying financial statements in the same manner as for a stock split. Pro forma information on this transaction is not presented as at the date of the transaction. Virilitec is considered a public shell and accordingly, the transaction is not considered a business combination. The financial statements prior to December 2, 2003 reflect the operations of ROO Media only.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenues

      Total revenues increased by $3,792,236 from $145,252 for the year ended December 31, 2003 to $3,937,488 for the year ended December 31, 2004, an increase of 2,611%. The increase reflects the inclusion of the Reality, Undercover and VideoDome revenues from the date of acquisition as well as the increase in revenues from the commercialization of the digital media operations.

Operating Expenses

Operations

      Operating expenses have no comparable amounts in the previous year. The operating expenses for the year ended December 31, 2004 were $2,540,622. The primary reason for the inclusion of operating expenses as a separate category stems from the inclusion of the Reality operations since the date of acquisition. These expenses are primarily the costs directly associated with the generation of revenues. It also reflects the change from development to selling products in our digital media operations.

Research and Development

      Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development and costs of technology acquired from third parties to incorporate into products currently under development. Research and development expenses were $321,991 for the year ended December 31, 2004, an increase of $179,146 or 125% from $142,845 for the year ended December 31, 2003. The increase in expenses was due primarily to the increase in activities to bring our products to market and the inclusion of VideoDome operations since the date of acquisition.

Sales and Marketing

      Sales and marketing expenses consist primarily of expenses for advertising sales and marketing personnel and associated costs to bring our products to market. These expenses increased by $641,570 from $199,877 for the year ended December 31, 2003 to $841,447 for the year ended December 31, 2004, an increase of 321%. This increase was due primarily to the inclusion of the Reality expenses from the date of acquisition and increase costs in the marketing of digital media products.

      We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future.

General and Administrative

      General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees and facilities costs. These expenses increased by $2,088,303 from $318,950 for the year ended December 31, 2003 to $2,407,253 for the year ended December 31, 2004, an increase of 655%. This increase was due primarily to providing financing and administrative support to the increased activity of operations and the inclusion of the Reality and Videodome general and administrative expenses since acquisition in the consolidated statements.

      We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we continue to hire personnel and incur expenses to build our infrastructure to support the growth of our business and our operations.

      Interest Income. Interest income totaled $1,487 in the year ended December 31, 2004 and $29 in the year ended December 31, 2003 an increase of $1,458.

Interest Expense, Related Party

      Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chief Executive Officer. The expense decreased by $11,442 from $62,422 for the year ended December 31, 2003 to $50,980 for the year ended December 31, 2004, a decrease of 18%. This decrease was due to a reduction in the amount of the debt outstanding.

Net Loss From Operations

      Net loss from operations for the year ended December 31, 2004 was $4,225,767 compared to a net loss of $578,813 for the year ended December 31, 2003, an increase of 630%. The net loss is due to the increase in activities to developing products for future revenue generation, the increase in sales and marketing expenses in marketing these products and the increase in operating and administration expenses to support these activities.

Liquidity and Capital Resources

      From our inception through December 31, 2004, we have financed our activities through funding from a loan facility from Robert Petty, our Chief
Executive Officer, through private placements and a debt financing through a convertible note.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 10, 2004 for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock. The investors are obligated to provide us with an aggregate of $3,000,000 as follows:

      o     $1,000,000 was disbursed on September 13, 2004;

      o $1,000,000 was disbursed on November 26, 2004, after filing a registration statement covering the number of shares of common stock underlying the secured convertible notes and the warrants; and

      o $1,000,000 was disbursed on February 9, 2005, after effectiveness of the registration statement.

      The callable secured convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable monthly. Any amount of principal or interest on the callable secured convertible notes which is not paid when due will bear interest at the rate of 15% per annum from the due date thereof until such amount is paid. Interest on the callable secured convertible notes will be paid initially out of the proceeds that we receive from the sale of the callable secured convertible notes. When our operations begin generating positive net cash flows, the interest will be paid from cash generated from operations. The callable secured convertible notes mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.20 or (ii) 65% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. As of March 28, 2005, $70,080 of principal and $nil of interest was converted into 2,100,000 shares of our common stock.

      In connection with the Securities Purchase Agreement, we agreed not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning September 13, 2004 and ending on the later of (A) 270 days from September 13, 2004 and (B) 180 days from the date this registration statement is declared effective. In addition we agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning September 13, 2004 and ending two years after the end of the above lock-up period unless we have first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

      Net cash used in operating activities was $1,470,160 for the year ended December 31, 2004, compared to $365,708 for the year ended December 31, 2003, an increase of 302%. The increase in net cash used in operating activities is primarily the result of increased activities in sales and marketing, operations and administrative activities to support bringing our products to market.

      Net cash used in investing activities was $607,379 for the year ended December 31, 2004, compared to net cash used in investing activities for the year ended December 31, 2003 of $12,814. The increase in net cash used in investing activities is primarily the result of the acquisitions of Reality Bickhams and Videodome. These amounts were partially offset by cash received in these acquisitions and the proceeds from the sale of equipment.

      Net cash provided by financing activities was $2,403,852 for the year ended December 31, 2004 compared to $405,422 for the year ended December 31, 2003. The increase in net cash provided by financing activities was primarily due to he proceeds from private placements and a debt financing through a convertible note.

      As of December 31, 2004, we had a working capital deficiency of $818,827. Our cash balance as of December 31, 2004 of $321,602 is, in management's opinion, not sufficient to ensure our continued operation and the payment of debts until our business is profitable and generating sufficient cash flow to meet our liquidity requirements, of which there can be no assurance. We do not expect additions to property and equipment to be material in the near future.

      We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Euro and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Europe, the United Kingdom and Australia, where we invoice our customers primarily in euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the fiscal years ended December 31, 2004 and 2003.

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

Going Concern

      The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $4,226,000 for the year ended December 31, 2004, compared to $579,000 for the year ended December 31, 2003. Additionally, as of December 31, 2004, we had a net working capital deficiency of approximately $819,000 and negative cash flows from operating activities of approximately $1,470,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve during fiscal year 2005, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Off-Balance Sheet Arrangements

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

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

      The SEC has issued cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments.

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make judgments and estimates. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition: Revenues are derived principally from professional services, digital media management and advertising. Revenue is recognized when service has been provided. We may enter into agreements whereby we guarantee a minimum number of advertising impressions, click-throughs or other criteria on our websites or products for a specified period. To the extent these guarantees are not met, we may defer recognition of the corresponding revenue until guaranteed delivery levels are achieved.

      Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of the specific identification method and analysis of the aging of accounts receivable to establish an allowance for losses on accounts receivable.

      Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

Recently Issued Accounting Standards

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment to ARB No. 43." This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be applied prospectively during our fiscal year beginning after June 15, 2005. Adoption of the Statement is not expected to have a material impact on our financial statements.

      In November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

      In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment to APBO No. 29." This Statement amends Accounting Principles Board Opinion ("APBO") No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on our financial statements.

Item 7. Financial Statements.

      All financial information required by this Item is attached hereto at the end of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On January 30, 2004, Mark Cohen C.P.A., was dismissed as approved by our Board of Directors. Mark Cohen's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended July 31, 2003 and 2002, the reports by Mark Cohen on our financial statements contained a going concern opinion. During our two most recent fiscal years and subsequent period up to January 30, 2004, there were no disagreements with Mark Cohen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Mark Cohen's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

      On January 30, 2004, subsequent to approval of our Board of Directors, we engaged Moore Stephens, P.C. to serve as our independent auditors. During our two most recent fiscal years, and during any subsequent period through January 30, 2004, we did not consult with Moore Stephens on any accounting or auditing issues.

Item 8A. Controls and Procedures.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

--------------------------------------------------------------------------------
     Name             Age                         Position
--------------------------------------------------------------------------------
Robert Petty          40         Chief Executive Officer and Chairman of the
                                 Board of Directors
--------------------------------------------------------------------------------
Robin Smyth           51         Chief Financial Officer, Secretary, Treasurer,
                                 Principal Accounting Officer and Director
--------------------------------------------------------------------------------

      ROBERT PETTY. Mr. Petty was appointed Chief Executive Officer and Chairman of the Board of Directors on December 3, 2003, the effective date of the merger with ROO Media Corporation. Mr. Petty has also served as the President, Chief Executive Officer and Chairman of the Board of Directors of ROO Media Corporation since May 2001. From December 2002 to June 30, 2003, Mr. Petty was a Director of A. Cohen & Co, Plc. From 1999 to 2002, Mr. Petty worked in New York in various positions, including Chairman and Chief Executive Officer of Avenue Group, Inc. (AVNU) (formerly I.T. Technology Inc.) and President of VideoDome.com Networks, Inc, a middleware streaming media service provider. From 1997 to 1999, Mr. Petty was Manager of Electronic Business Services for e-commerce products for Telstra Corp. Mr. Petty is also on the Board of Directors of Reality Group Pty Ltd, Undercover Media Pty Ltd, Petty Consulting Inc., ROO Media (Australia) Pty Ltd, ROO Media Europe Ltd, Bickhams Media Inc, VideoDome.com Networks Inc, BAS Digital Pty Ltd, ROO Broadcasting Ltd, and ROO TV Pty Ltd.

      ROBIN SMYTH. Mr. Smyth was appointed Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer and a Director on December 3, 2003, the effective date of the merger with ROO Media Corporation. Mr. Smyth became involved with ROO Media Corporation in 2002 and was appointed a Director in 2003. Since 1998 he was a partner at Infinity International, a consulting and IT recruitment operation. During the period from 1990 to 1998 Mr. Smyth worked for three years as EVP of Computer Consultants International in the U.S. and for five years in London as CEO of Computer Consultants International's European operations. Mr. Smyth was Secretary and a Director of the All-States group of companies involved in merchant banking operations, where he was responsible for corporate banking activities. Mr. Smyth is also on the Board of Directors of Reality Group Pty Ltd, Undercover Media Pty Ltd ROO Media (Australia) Pty Ltd, ROO Media Europe Ltd, Bickhams Media Inc, ROO Broadcasting Ltd, ROO TV Pty Ltd, VideoDome.com Networks Inc, and Corporate Advice Pty Ltd.

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

Audit Committee Financial Expert

      We do not have an audit committee financial expert as that term is defined in Item 401 of Regulation S-B. We have not been able to identify a suitable nominee to serve as an audit committee financial expert.

Code of Ethics

      We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer. The Code of Ethics has been filed with our amended annual report for the fiscal year ended December 31, 2003 on Form 10-KSB/A as Exhibit 14.1, filed with the Securities and Exchange Commission on March 2, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Robin Smyth, ROO Group, Inc., 62 White Street, Suite 3A, New York, NY 10013. Our telephone number is (646) 352-0260. We are in the process of building a section of our website at www.roogroupinc.com where our Code of Ethics will be available to investors.

Section 16(a) Beneficial Ownership Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2004, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2004, we believe that during the year ended December 31, 2004, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except as follows: (1) Robert Petty reported one transaction late and filed one Form 4 late; (2) Robin Smyth reported three transactions late and filed two Form 4s late; (3) Avenue Group, Inc. reported two transactions late and filed two Form 4s late; and (4) Midnight Bay Holdings Pty Ltd. reported five transactions late, filed its Form 3 late and filed three Form 4s late.

Item 10. Executive Compensation.

      The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the named executive officers, for services as executive officers for the last three fiscal years.

                          Executive Compensation Table

                                                                                               Long-Term
                                                                                              Compensation
                                                                               -----------------------------------------
                                                 Annual Compensation                     Awards               Payouts
                                         ------------------------------------- ---------------------------- ------------
                                                                    Other                      Securities                  All
                                                                    Annual       Restricted    Under-lying                 Other
             Name and                                              Compen-         Stock        Options/       LTIP       Compen-
        Principal Position         Year   Salary ($)  Bonus ($)    sation ($)    Award(s) ($)    SARs (#)    Payouts ($)  sation ($)
-------------------------------- ------- ----------- ----------- ------------- --------------- ------------ ------------ -----------
Robert Petty (1),                  2004     $192,501      0           0                0            0            0           0
     Chief Executive Officer and   2003     $ 10,000      0           0                0            0            0           0
     Chairman of the Board

Robin Smyth (2)                    2004     $101,619      0           0                0            0            0           0
     Chief Financial Officer,      2003     $  5,000      0           0                0            0            0           0
     Secretary, Treasurer,
     Principal Accounting Officer
     and Director

      (1) Mr. Petty became Chairman, President, Chief Executive Officer of ROO Group, Inc. on December 3, 2003.

      (2) Mr. Smyth became Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer and a Director of ROO Group, Inc. on December 3, 2003.

                               Options Grant Table

      The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2004. We did not have during such fiscal year, and currently do not have, any plans providing for the grant of stock appreciation rights ("SARs").

                      Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------
                               Individual Grants
--------------------------------------------------------------------------------
           (a)                 (b)             (c)          (d)           (e)

                                            % of Total
                                            Options/
                            Number of       SARs
                            Securities      Granted to    Exercise
                            Underlying      Employees     or Base
                            Options/ SARs   in Fiscal     Price      Expiration
           Name             Granted (#)     Year          ($/Sh)     Date
--------------------------------------------------------------------------------
Robert Petty                   6,000,000        43.8%     $0.1265    5/8/2006
--------------------------------------------------------------------------------
Robin Smyth                    3,000,000        21.9%     $0.1265    5/8/2006

Aggregate Option Exercises in Last Fiscal Year

      No options were exercised by the named executive officers during the most recent fiscal year.

Compensation of Directors

      With the exception of Robert Petty pursuant to his employment agreement described below, no Director receives any cash compensation for their service as a Director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

Employment Agreements

      On April 1, 2004, we entered into an employment agreement with Robert Petty. Under the agreement, Mr. Petty agreed to serve as our President, Chief Executive Officer and Chairman of our Board of Directors. The expiration date of the agreement is March 31, 2006, but will automatically be extended for two additional years unless at least 90 days prior to such time either party notifies the other party that the term will not be extended. Mr. Petty's base salary under the agreement is $200,000 annually and will increase 10% each year. Mr. Petty's base salary will also be reviewed at least annually for merit increases and may, by action and in the discretion of the Board, be increased at any time or from time to time. Mr. Petty is entitled to receive bonus payments or incentive compensation as may be determined by our Board of Directors. In addition, Mr. Petty was granted a two-year incentive stock option to purchase 6,000,000 shares of our common stock, which is exercisable at $.1265 per share and expires on May 8, 2006.

      On November 1, 2004, we entered into an employment agreement with Robert Petty that supersedes the April 1, 2004 employment agreement except as it relates to the options that were issued to Mr. Petty. This agreement is also for the employment of Mr. Petty as our President, Chief Executive Officer and Chairman of our Board of Directors. The expiration of the agreement is October 31, 2007, but will automatically be extended for two additional years unless at least 90 days prior to such time either party notifies the other party that the term will not be extended. Mr. Petty's base salary under the agreement is $250,000 annually and will increase 10% each year. Mr. Petty's base salary will also be reviewed against milestones set by our Board of Directors, and be increased in line with these milestones at any time or from time to time. The agreement provides that we will provide Mr. Petty with the use of a motor vehicle and we will contribute 10% of Mr. Petty's base salary to a 401K or similar plan. In addition, Mr. Petty is entitled to receive bonus payments or incentive compensation as may be determined by our Board of Directors.

      On April 1, 2004, we entered into an employment agreement with Robin Smyth. Under the agreement, Mr. Smyth agreed to serve as our Chief Financial Officer. The expiration date of the agreement is March 31, 2006, but will automatically be extended for two additional years unless at least 90 days prior to such time either party notifies the other party that the term will not be extended. Mr. Smyth's base salary under the agreement is $120,000 annually and will increase 10% each year. Mr. Smyth's base salary will also be reviewed at least annually for merit increases and may, by action and in the discretion of the Board, be increased at any time or from time to time. Mr. Smyth is entitled to receive bonus payments or incentive compensation as may be determined by our Board of Directors. In addition, Mr. Smyth was granted a two-year incentive stock option to purchase 3,000,000 shares of our common stock, which is exercisable at $.1265 per share and expires on May 8, 2006.

      On November 1, 2004, we entered into an employment agreement with Robin Smyth that supersedes the April 1, 2004 employment agreement except as it relates to the options that were issued to Mr. Smyth. This agreement is also for the employment of Mr. Smyth as our Chief Financial Officer. The expiration of the agreement is October 31, 2007, but will automatically be extended for two additional years unless at least 90 days prior to such time either party notifies the other party that the term will not be extended. Mr. Smyth's base salary under the agreement is $150,000 annually and will increase 10% each year. Mr. Smyth's base salary will also be reviewed against milestones set by our Board of Directors, and be increased in line with these milestones at any time or from time to time. The agreement provides that we will provide Mr. Smyth with the use of a motor vehicle and we will contribute 10% of Mr. Smyth's base salary to a 401K or similar plan. In addition, Mr. Smyth is entitled to receive bonus payments or incentive compensation as may be determined by our Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2005. The information in this table provides the ownership information for:

      o each person known by us to be the beneficial owner of more than 5% of our common stock;

      o     each of our directors;

      o     each of our executive officers; and

      o     our executive officers and directors as a group.

      Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Furthermore, unless otherwise indicated, the address of the beneficial is c/o ROO Group, Inc., 62 White Street, Suite 3A, New York, NY 10013.

                                                      Percentage        Series A
                                   Common Stock           of        Preferred Stock     Percentage of
Name and Address                   Beneficially         Common        Beneficially        Series A       Percentage of
of Beneficial Owner                 Owned (1)         Stock (1)        Owned (2)       Preferred Stock   Total Vote (1)
--------------------------------------------------------------------------------------------------------------------------
Robert Petty                        78,000,000 (3)       38.3%        6,000,000               63.2%             46.2%

Robin Smyth                          5,000,000 (4)        2.5%        1,500,000               15.8%              6.8%

Avenue Group, Inc.                  33,660,483           17.0%                0                  0%             11.5%
15303 Ventura Blvd.
9th Floor
Sherman Oaks, CA 91403

Midnight Bay Holdings Pty.,         18,000,000            9.1%                0                  0%              6.2%
Ltd.
11 Torresdale Court
Toorak Victoria 3142
Australia

All Directors and Executive         83,000,000           40.2%        7,500,000               79.0%             52.4%
Officers as a Group (2 persons)
--------------------------------------------------------------------------------------------------------------------------

      (1) Applicable percentage ownership is based on 197,683,425 shares of common stock outstanding as of March 28, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of March 28, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

      (2) Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to ten votes for each share of Series A Preferred Stock owned. Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class.

      (3) Includes 6,000,000 shares that are issuable upon the exercise of outstanding incentive stock options issued by ROO Group, Inc. on April 8, 2004. Such options are exercisable at $.1265 per share and expire on May 8, 2006.

      (4) Includes 400,000 shares held indirectly through the Smyth Family Trust. Also includes 3,000,000 shares that are issuable upon the exercise of outstanding incentive stock options issued by ROO Group, Inc. on April 8, 2004. Such options are exercisable at $.1265 per share and expire on May 8, 2006.

Item 12. Certain Relationships and Related Transactions.

      ROO Media entered into a consulting agreement with Petty Consulting, Inc. on August 1, 2001, whereby Petty Consulting, Inc. made Robert Petty available to ROO Media to serve as its Chairman, President and Chief Executive Officer. The agreement expired on August 1, 2004. Mr. Petty is the President of Petty Consulting, Inc. Mr. Petty was paid $10,000 per month for his services to ROO Media pursuant to the consulting agreement. In April 2004 this agreement was terminated and Robert Petty entered into an employment agreement directly with us. Our management believes that this agreement was on terms at least as favorable as could have been obtained from an unrelated third party.

      On January 7, 2003, ROO Media entered into a new loan agreement with Mr. Petty to replace the loan agreement entered into with Mr. Petty dated July 29, 2001. The interest on the loan is 10% per annum and the outstanding balance as of December 31,2003 was $514,164. Mr. Petty has agreed that no demand for payment will be made to the company over the following 12 months and any principle repayment during any month above $20,000 will require board approval. The loan is secured by all of the assets of ROO Media. Our management believes that this loan is on terms at least as favorable as could have been obtained from an unrelated third party.

      Pursuant to the terms of an Agreement and Plan of Merger, dated December 2, 2003, between Virilitec, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec, ROO Media, and Jacob Roth and Bella Roth, each an individual, ROO Media entered into an agreement to pay within 90 days after December 3, 2003, the effective date of the Merger, Virilitec's $62,500 debt to Jacob Roth, Virilitec's former Chief Executive Officer. The obligation to pay such debt is secured by the pledge of the 72,000,000 shares of the Virilitec Common Stock issued to Robert Petty, the Chief Executive Officer of ROO Media, after the merger. Our management believes that this agreement was on terms at least as favorable as could have been obtained from an unrelated third party. The final payment on this debt was made on May 10, 2004.

      On September 10, 2004, we entered into an agreement to purchase of all of the outstanding shares of common stock of Bickhams Media, Inc. from Avenue Group, Inc. Avenue Group is a founding shareholder of ROO Group, Inc. and currently owns over 20% of our outstanding common stock. Also, in connection with the purchase of Bickhams Media, we agreed to guaranty all of the obligations of VideoDome.com Networks, Inc. under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. Our management believes that the terms of this transaction were at least as favorable as could have been obtained from an unrelated third party.

Item 13. Exhibits.

Exhibit Number         Description

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

3.2 Certificate of Amendment of Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on October 31, 2003 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

3.3 Certificate of Amendment to the Amended Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on February 18, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

3.4                 Certificate   of  Amendment  to  the  Amended  and  Restated
                    Certificate of Incorporation of ROO Group, Inc. filed with the State of Delaware on January 19, 2005

3.5 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 14, 2005)

3.4                 Bylaws  (Incorporated  by  reference to Form 10-SB (File No.
                    000-25659),   filed  with  the   Securities   and   Exchange
                    Commission on March 29, 1999)

4.1 Securities Purchase Agreement, dated September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW
                    Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.2 Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.3 Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.4 Callable Secured Convertible Note issued to AJW Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.5 Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.6 Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.7 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.8 Stock Purchase Warrant issued to AJW Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.9 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.10 Registration Rights Agreement, dated as of September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.11 Security Agreement, dated as of September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.12 Intellectual Property Security Agreement, dated September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.13 Guaranty and Pledge Agreement, dated September 10, 2004, by and among ROO Group, Inc., Robert Petty, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.14 Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.15 Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.16 Callable Secured Convertible Note issued to AJW Partners, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.17 Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.18 Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.19 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.20 Stock Purchase Warrant issued to AJW Partners, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.21 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.22 Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.23 Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.24 Callable Secured Convertible Note issued to AJW Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.25 Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.26 Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.27 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.28 Stock Purchase Warrant issued to AJW Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.29 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

10.1 Employment Agreement with Robert Petty dated April 1, 2004 (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on August 16, 2004)

10.2 Employment Agreement with Robin Smyth dated April 1, 2004 (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on August 16, 2004)

10.3 Employment Agreement with Robert Petty dated November 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

10.4 Employment Agreement with Robin Smyth dated November 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

10.5                Sublease,  dated  August 12, 2004,  between  J.G.  King Pty.
                    Ltd., ROO Media Australia Pty. Ltd. and Beachfronts Pty. Ltd. (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

10.6                Network  Services  Agreement  with Speedera  Networks,  Inc.
                    dated June 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

16.1 Letter of Mark Cohen, C.P.A. dated February 1, 2004 on change in certifying accountant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 6, 2004)

16.2 Letter of Mark Cohen, C.P.A. dated March 12, 2004 on change in certifying accountant (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on March 15, 2004)

21.1                Subsidiaries  of the Company  (Incorporated  by reference to
                    Form  8-K/A,   filed  with  the   Securities   and  Exchange
                    Commission on March 15, 2004)

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

      The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $20,000 and $0 for the years ended December 31, 2004 and December 31, 2003, respectively.

Audit-Related Fees

      We incurred fees of $5,000 and $0 for the years ended December 31, 2004 and December 31, 2003, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

      We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2004 and December 31, 2003.

Audit Committee Pre-Approval Policies and Procedures

      Not applicable.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROO GROUP, INC.

Dated: March 31, 2005                  By: /s/ Robert Petty
                                           -------------------------------------
                                          Robert Petty
                                          Chief Executive Officer

Dated: March 31, 2005                  By: /s/ Robin Smyth
                                           -------------------------------------
                                           Robin Smyth
                                           Chief Financial Officer and
                                           Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                              DATE
---------                  -----                              ----

/s/ Robert Petty           Chairman of the Board              March 31, 2005
------------------
Robert Petty

/s/ Robin Smyth            Director                           March 31, 2005
------------------
Robin Smyth

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Roo Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Roo Group, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roo Group, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Moore Stephens, P.C.

                                       MOORE STEPHENS, P. C.
                                       Certified Public Accountants.

New York, New York
March 24, 2005

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004.
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                        $   321,602
   Accounts Receivable                                                  974,458
   Related Party Loans                                                  228,346
   Other Current Assets                                                 235,927
                                                                    -----------

   Total Current Assets                                               1,760,333
                                                                    -----------

Marketable Equity Securities - Available for Sale                        15,023
Property and Equipment - Net                                            402,674
Long-Term Loans                                                          17,555
Deferred Tax Assets                                                      42,388
Content - Net                                                           160,451
Software - Net                                                        1,117,236
Customer List - Net                                                     541,713
Goodwill                                                              1,990,413
                                                                    -----------
   Total Assets                                                     $ 6,047,786
                                                                    ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
   Bank Overdraft                                                   $   265,547
   Accounts Payable                                                     435,568
   Capital Leases                                                        48,531
   Accrued Expenses                                                     426,507
   Stockholder Loans Payable                                            500,000
   Related Party Loans                                                   50,714
   Income Tax Payable                                                    97,405
   Accrued Employee Benefits                                            121,563
   Other Current Liabilities                                            357,325
   Note Payable - Other                                                 276,000
                                                                    -----------

   Total Current Liabilities                                          2,579,160
                                                                    -----------

Non Current Liabilities:
   Convertible Note - Net of Discounts of $173,698                    1,826,302
   Capital Leases                                                        77,554
                                                                    -----------

   Total Non-Current Liabilities                                      1,903,856
                                                                    -----------

Commitments                                                                  --
                                                                    -----------

Minority Interest                                                        19,928
                                                                    -----------

Stockholders' Equity:
   Common Stock, $.0001 Par Value: Authorized 500,000,000 shares;
      Issued and Outstanding 195,583,425                                 19,559

   Additional Paid-in Capital                                         6,910,989

   Accumulated Deficit                                               (5,378,409)

   Accumulated Other Comprehensive Loss                                  (7,297)
                                                                    -----------

   Total Stockholders' Equity                                         1,544,842
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 6,047,786
                                                                    ===========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                                             Years ended
                                                                             December 31,
                                                                        2004              2003
                                                                    -------------    -------------
Revenue                                                             $   3,937,488    $     145,252
                                                                    -------------    -------------

Expenses:
   Operations                                                           2,540,622               --
   Research and Development                                               321,991          142,845
   Sales and Marketing                                                    841,447          199,877
   General and Administration                                           2,407,253          318,950
                                                                    -------------    -------------

   Total Expenses                                                       6,111,313          661,672
                                                                    -------------    -------------

   (Loss) from Operations                                              (2,173,825)        (516,420)

Non Cash Cost of Capital                                                 (512,230)              --

Cost of Capital                                                           (72,530)              --

Interest Income                                                             1,487               29

Interest Expense - Related Party                                          (50,980)         (62,422)

Interest Expense - Other                                               (1,143,577)              --

Agreement Termination Costs                                              (210,000)              --
                                                                    -------------    -------------

   Net (Loss) before Income Taxes                                      (4,161,655)        (578,813)

Income Taxes                                                               48,621               --
                                                                    -------------    -------------

   Net (Loss) before Minority Interest                                 (4,210,276)        (578,813)

Minority Interest                                                          15,491               --
                                                                    -------------    -------------

   Net (Loss)                                                       $  (4,225,767)   $    (578,813)
                                                                    =============    =============

Basic and Diluted Net (Loss) Per Common Share                       $       (0.02)   $          --
                                                                    =============    =============

Average Common Shares Outstanding                                     175,139,455      157,669,130
                                                                    =============    =============

Comprehensive Income:
   Net (Loss)                                                       $  (4,225,767)   $    (578,813)
   Foreign Currency Translation                                            15,956          (11,956)
   Fair Market Value Adjustment for Available for Sale Securities         (10,315)              --
                                                                    -------------    -------------

   Comprehensive Income (Loss)                                      $  (4,220,126)   $    (590,769)
                                                                    =============    =============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]

                                                                                                    Accumulated Other     Total
                                                               Common      Additional                 Comprehensive    Stockholders'
                                                  Common        Stock       Paid-in     Accumulated      Income          Equity
                                                   Stock      Par Value     Capital       Deficit        (Loss)         [Deficit]
                                                -----------  -----------  -----------   -----------    -----------     -----------

   Balance - January 1, 2003                    148,000,000  $    14,800  $   394,308   $  (573,829)   $      (982)    $  (165,703)

Equity of Shell in Merger Transaction             9,669,130          967         (967)           --             --              --
Net (Loss) for the year ended December 31, 2003          --           --           --      (578,813)            --        (578,813)
Foreign Currency Translation Adjustment                  --           --           --            --        (11,956)        (11,956)
                                                -----------  -----------  -----------   -----------    -----------     -----------

   Balance December 31, 2003                    157,669,130       15,767      393,341    (1,152,642)       (12,938)       (756,472)

   Stock issued in private placements             8,311,709          831      870,984            --             --         871,815
   Stock issued for services                      6,802,236          681      575,461            --             --         576,142
   Stock issued for investments                     440,350           44       25,296            --             --          25,340
   Stock issued as compensation for the
      termination of an agreement                 3,000,000          300      209,700            --             --         210,000
   Shares issued for the acquisition of
      Reality Group, Pty, Ltd                     8,360,000          836    2,507,164            --             --       2,508,000
   Shares issued for the acquisition of
      Undercover Media, Pty, Ltd                  1,000,000          100      149,900            --             --         150,000
   Shares issued for the acquisition of
      Bickhams Media, Inc.                        4,000,000          400      279,600            --             --         280,000
   Shares issued for the acquisition of
      Videodome Networks.com, Inc.                6,000,000          600      329,400            --             --         330,000
   Grant of options for services                         --           --      425,715            --             --         425,715
   Computed discount on convertible debt                 --           --       89,584            --             --          89,584
   Beneficial conversion feature of
      convertible debt                                   --           --    1,054,844            --             --       1,054,844
   Foreign currency translation adjustment               --           --           --            --         15,956          15,956
   Fair market value adjustment for available
      for sale securities                                --           --           --            --        (10,315)        (10,315)
   Net (Loss)                                            --           --           --    (4,225,767)            --      (4,225,767)
                                                -----------  -----------  -----------   -----------    -----------     -----------

   Balance - December 31, 2004                  195,583,425  $    19,559  $ 6,910,989   $(5,378,409)   $    (7,297)    $ 1,544,842
                                                ===========  ===========  ===========   ===========    ===========     ===========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                     Years ended
                                                                     December 31,
                                                                 2004           2003
                                                             -----------    -----------
Operating Activities:
   Net (Loss)                                                $(4,225,767)   $  (578,813)
                                                             -----------    -----------
   Adjustments to Reconcile Net (Loss) to Net Cash
      Provided by Operating Activities:
      Provision for Doubtful Accounts                             34,833             --
Depreciation                                                      65,056          4,863
      Amortization of Customer Lists                             108,341             --
      Amortization of Content                                     83,236             --
      Amortization of Software                                    38,525             --
      Non Cash Cost of Capital                                   512,230             --
      Non Cash Termination of Registration Rights                210,000             --
      Non Cash Legal Expenses                                     93,087             --
      Non Cash Stock for Services                                 33,055             --
      Non Cash Marketing Expenses                                450,000             --
      Non Cash Interest on Convertible Note                    1,074,295             --
      Minority Interest in Reality                                15,491             --

   Changes in Assets and Liabilities:
      (Increase) Decrease in:
         Accounts Receivable                                     (52,630)        (4,976)
         Other Current Assets                                   (118,539)

      Increase (Decrease) in:
         Accounts Payable                                       (276,767)       161,356
         Accrued Expenses                                        139,247             --
         Income Tax Payable                                       (3,361)            --
         Accrued Employee Benefits                                67,755             --
         Other Current Liabilities                               281,753         51,862
                                                             -----------    -----------

         Total Adjustments                                     2,755,607        213,105
                                                             -----------    -----------

   Net Cash (Used) By Operating Activities - Forward          (1,470,160)      (365,708)
                                                             -----------    -----------

Investing Activities:
   Investment Bickhams/Videodome                                (400,000)            --
   Investment in Reality                                        (144,456)            --
   Net Cash Received in Acquisition of Reality & Videodome        85,788             --
   Capitalization of Content                                     (80,322)            --
   Purchase of Equipment                                        (113,305)       (12,814)
   Proceeds from Sale of Equipment                                44,916             --
                                                             -----------    -----------

   Net Cash (Used) By Investing Activities - Forward         $  (607,379)   $   (12,814)

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                Years ended
                                                                December 31,
                                                            2004           2003
                                                         -----------    -----------
   Net Cash (Used) By Operating Activities - Forwarded   $(1,470,160)   $  (365,708)
                                                         -----------    -----------

   Net Cash (Used) By Investing Activities - Forwarded      (607,379)       (12,814)
                                                         -----------    -----------

Financing Activities:
   Capital Contribution                                      785,300        409,108
   Bank Overdraft                                            197,398             --
   Increase in Related Party Loans                           115,833             --
   (Decrease) in Related Party Loans                        (452,079)            --
   Increase in Stockholder Loan                               87,983        405,896
   (Decrease) in Stockholder Loan                           (102,087)      (472,082)
   Convertible Note                                        1,896,436             --
   Note Payable                                              (72,500)        62,500
   (Decrease) in Capital Leases                              (52,432)            --
                                                         -----------    -----------

   Net Cash Provided By Financing Activities               2,403,852        405,422
                                                         -----------    -----------

Effect of Exchange Rate Changes on Cash                      (31,082)       (11,956)
                                                         -----------    -----------

   Net Increase in Cash                                      295,231         14,944

   Cash - Beginning of Years                                  26,371         11,427
                                                         -----------    -----------

   Cash - End of Years                                   $   321,602    $    26,371
                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Income Taxes                                       $    24,925    $        --
      Interest                                           $   108,474    $    62,181

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

      During the year ended December 31, 2004, the Company issued 5,000,000 shares of the Company's common stock which was valued at $450,000 for marketing services and $1,802,236 shares of the common stock of the Company which was valued at $126,142 for other services. In addition, the Company issued 440,350 shares in exchange for 200,000 shares in A. Cohen & Co. These shares were valued at $25,340. We issued 19,360,000 shares of our common stock in connection with acquisitions (Note 5).

      During the year ended December 31, 2003 there were no non-cash investing or financing activities.

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Basis of Presentation

ROO Group, Inc. ("we," "us," "our," the "Company" or "ROO Group"), through our operating subsidiaries, is a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery. We also operate a global network of individual destination portals under the brand ROO TV, that enables end users in different regions around the world to view video content over the Internet that is topical, informative, up to date, and specific to the region in which they live. In conjunction with our subsidiaries, we currently service websites based in Europe, Australia, the United States and South Africa. We also generate revenues through the operation of Reality Group Pty. Ltd ("Reality"), our 80% owned subsidiary. Reality is a provider of integrated communication solutions, including direct marketing, internet advertising and sales promotion. Reality generates revenue through traditional and online services to their clients including strategy, creative and media placement.

      On December 2, 2003, ROO Media Corporation ("ROO Media") and Virilitec Industries entered into an Agreement and Plan of Merger (the "Merger"). As a result of the Merger, Virilitec Industries acquired 100% of the capital stock of ROO Media. All of the issued and outstanding shares of capital stock of ROO Media held by the stockholders of ROO Media at that time were cancelled and converted into the right to receive an aggregate of 148,000,000 shares of common stock of Virilitec Industries. For accounting purposes the Merger was recorded as a recapitalization of ROO Media with ROO Media as the acquirer. The Merger was treated as an issuance of shares for cash by ROO Media. Shares issued in the Merger are shown as outstanding for all periods presented, in the same manner as for a stock split. The financial statements prior to December 2, 2003 reflect the operations of ROO Media only. Subsequent to the Merger, Virilitec changed its name to ROO Group, Inc.

In prior years, we were in the development stage. During 2004, our principal operations generated significant revenues. As such, we no longer consider ourselves a development stage company.

(2) Summary of Significant Accounting Policies

(A) Principles of Consolidation - The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 80% subsidiary Reality Group Pty. Ltd. ("Reality"). Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media
(Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty Ltd. ("Undercover"), its 76%-owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome, Inc.

(B) Management Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

(C) Foreign Currency Translation - Assets and liabilities of ROO Group's foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in affect during the period. Resulting translation adjustments are recorded as a component of accumulated comprehensive income (loss) in stockholders' equity.

(D) Fair value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

(E) Impairment of Long-Lived Assets - We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(2) Summary of Significant Accounting Policies (Continued)

(F) Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

(G) Property and Equipment - Property and equipment are stated at cost. Depreciation is provided for using the straight-line and declining balance methods of accounting over the estimated useful lives of the assets [See Note 5].

(H) Intangible Assets - Intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. All intangible assets are reviewed for impairment annually or more frequently if deemed necessary and no impairment write-offs were recorded.

(I) Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of December 31, 2004, one customer accounted for approximately 23% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Allowances are established based on a variety of factors, including the length of time the receivables are past due, significant one-time events, and historical experience. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of December 31, 2004 was $42,952. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

We generally do not require collateral for our financial instruments.

The accompanying balance sheet includes assets of approximately $4,700,000 relating to the Company's operations in Australia. Although Australia is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

(J) Revenue Recognition - Revenues are derived principally from professional services, digital media management and advertising. Revenue is recognized when service has been provided.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that ROO Group's revenue recognition practices are in conformity with the guidelines of SAB 101 as amended by SAB 104.

(K) Earnings (Loss) Per Share Calculation - Net loss per share is based on the weighted average number of shares outstanding reflecting the shares issued in the merger as outstanding for all periods presented.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(2) Summary of Significant Accounting Policies (Continued)

(L) Stock-Based Compensation - We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized because the exercise prices of these employee stock options equal or exceed the estimated fair market value of the underlying stock on the dates of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees for proforma purposes. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.

We currently expect to adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use.

(M) Non Cash Cost of Capital - During the twelve month periods ended December 31, 2004 and 2003, non cash cost of capital included options issued for capital raising services and options attached to stock issued for cash which were valued using the Black-Scholes method totaling $512,230 and $-0-, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(2) Summary of Significant Accounting Policies (Continued)

(N) Advertising Expense - Our policy is to expense advertising costs as incurred. We incurred no significant advertising expense in 2004 or 2003.

(O) Recent Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment to ARB No. 43." This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be applied prospectively during our fiscal year beginning after June 15, 2005. Adoption of the Statement is not expected to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment to APBO No. 29." This Statement amends Accounting Principles Board Opinion ("APBO") No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This is effective for fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on our financial statements.

(3) Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net loss of approximately $4,226,000 for the year ended December 31, 2004, $579,000 for the year ended December 31, 2003. Additionally, as of December 31, 2004, we had a net working capital deficiency of approximately
$819,000 and negative cash flows from operating activities of approximately $1,470,000. Since the Company's inception, we have incurred losses, have had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve during fiscal year 2005, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(4) Marketable Securities - At Fair Value

The Company has classified its investments in marketable securities as available for sale in conformity with generally accepted accounting principles.

Cost and fair value of marketable securities available for sale as of December 31, 2004 are as follows:

                                 Unrealized      Unrealized
                    Cost           Gain            Losses           Fair Value
                    ----         ----------      ----------        ----------
Common Stock     $    25,338      $    --        $    10,315       $    15,023
                 ===========      =======        ===========       ===========

Available for sale securities are valued at fair value, with unrealized gains and losses shown as a separate component of stockholders' equity. For the year ended December 31, 2004, stockholders' equity includes unrealized holding losses of $10,315.

Realized gains and losses are determined on the basis of sales price compared to original cost. Cost is determined under the specific identification method. During the fiscal year ended December 31, 2004, there were no sales proceeds or gross realized gains and losses on securities classified as available for sale.

The unrealized gain on marketable securities, which is included as a separate component of stockholders' equity in the accompanying balance sheet, increased by $10,315 during the year ended December 31, 2004.

(5) Acquisitions

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

The operations of Reality during the period from May 1, 2004 to December 31, 2004 have been included in the consolidated statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(5) Acquisitions (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (April 30, 2004).

Current assets                                                        $  961,780
Property, Plant and Equipment                                            326,532
Deferred Tax Assets                                                       13,108
Customer List (Note 9)                                                   650,054
Goodwill (Note 9)                                                      1,990,413
                                                                      ----------

Total Assets Acquired                                                  3,941,887
                                                                      ----------

Current Liabilities                                                    1,160,326
Non Current Liabilities                                                  123,943
Minority Interest                                                          5,162
                                                                      ----------

Total Liabilities Assumed                                              1,289,431
                                                                      ----------

  Net Assets Acquired                                                 $2,652,456
                                                                      ==========

Of the $1,990,413 of Goodwill acquired, none is deductible for income tax purposes.

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

The consideration for the business was one million (1,000,000) shares of common stock, par value $.0001 per share, of ROO Group, Inc. In determining a fair value for the cost of the acquisition of Undercover, the Company considered the effects of price fluctuations in the common stock during the period prior to negotiations through the period subsequent to the closing of the acquisition, quantities traded, issue costs and the like. The Company considers the fair value for the stock issued to be $0.15 per share, for a total cost of $150,000.

The estimated fair value of the assets acquired was $150,000 for music, audio, video and photographic content acquired. There were no liabilities assumed in the acquisition.

As a component of this contract, the Company committed to certain milestone payments totaling $300,000 in stock. No payments have been made through December 31, 2004, and future payments will be capitalized as a component of the purchase price when deemed payable.

The operations of the business of Undercover for the period from June 1, 2004 to December 31, 2004 have been included in the consolidated statements.

(iii) On September 10, 2004, the Company entered into an agreement to purchase of all of the outstanding shares of common stock of Bickhams Media, Inc. from Avenue Group, Inc pursuant to a Stock Purchase Agreement dated September 10, 2004. In consideration for the purchase, the Company agreed to: (1) pay Avenue Group $300,000 cash; (2) issue Avenue Group 4,000,000 shares of our common stock (which was valued at $280,000); and (3) guaranty all of the obligations of VideoDome.com Networks, Inc. under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. In addition, the Company agreed to issue Avenue Group 3,000,000 shares of our common stock in consideration for a letter which terminated a Registration
Rights Agreement dated as of November 28, 2003, these shares were valued at $210,000.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(5) Acquisitions (Continued)

As of November 1, 2004, the Company entered into an agreement with Bickhams Media and Daniel and Vardit Aharonoff for Bickhams Media to purchase 50% of the outstanding common stock of VideoDome.com Networks, Inc. Prior to November 1, 2004, Bickhams Media already owned the other 50% of the outstanding common stock of VideoDome. As a result of this transaction, Bickhams Media now owns 100% of the outstanding common stock of VideoDome. Under the agreement, the Company agreed to: (1) issue 5,000,000 shares of our common stock to Daniel Aharonoff on the closing date (these shares were valued at $275,000); (2) issue an additional 3,000,000 shares of our common stock to Daniel Aharonoff upon meeting jointly agreed milestones (of which 1,000,000 shares valued at $55,000 have been issued through December 31, 2004); and (3) pay up to $220,000 in cash to Daniel Aharonoff upon meeting jointly agreed milestones (of which $100,000 has been paid through December 31, 2004). The remaining milestone payments will be capitalized as a component of the purchase price when deemed payable.

The operations of Bickhams and VideoDome during the period from November 1, 2004 to December 31, 2004 have been included in the consolidated statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (November 1, 2004).

Current Assets                                                        $  133,087
Property, Plant and Equipment                                             26,176
Software                                                               1,155,761
                                                                      ----------

Total Assets Acquired                                                  1,315,024
                                                                      ----------

Current Liabilities                                                      305,024
Non Current Liabilities                                                       --
                                                                      ----------

Total Liabilities Assumed                                                305,024
                                                                      ----------

  Net Assets Acquired                                                 $1,010,000
                                                                      ==========

Selected unaudited pro forma combined results of operations for the twelve months ended December 31, 2004, assuming the Reality, Undercover and Bickhams acquisitions occurred on January 1, 2004 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total Revenues                                                      $ 5,682,152
Net (Loss)                                                          $(3,991,287)
Net (Loss) per Common and Common Equivalent Share                   $     (0.02)

(6) Leases

The Company is a party to a number of noncancelable lease agreements primarily involving office premises and computer equipment. Computer equipment leases are generally for 3-year periods and the lease of office premises is for a 4-year period ending April 2006. The office premises lease has a renewal option for an additional 3-year term.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(6) Leases (Continued)

The following is a schedule of future minimum payments under capital leases and operating leases and obligations under capital leases (present value of future minimum rentals) as of December 31, 2004.

Periods January to December                               Operating
unless stated otherwise                          Capital   Property      Total

2005                                            $ 48,540    $226,406    $274,946
2006                                              23,875      49,176      73,051
2007                                              33,027          --      33,027
2008                                              33,325          --      33,325
2009                                                  --          --          --
2010 and Thereafter                                   --          --          --
                                                --------    --------    --------

Total Minimum Lease Payments                     138,767    $275,582    $414,349
                                                            ========    ========
Less Amount Representing Interest                 12,682
                                                --------

Total Obligations Under Capital Leases          $126,085
                                                ========

Rent expense amounted to $160,024 and $7,783 for the years ended December 31, 2004 and 2003, respectively.

(7) Property and Equipment

Property and equipment at December 31, 2004 consists of the following:

                               Plant and                  Motor
                               Equipment                 Vehicles
                 Plant and      Capital       Motor      Capital      Computer      Other
                 Equipment      Lease       Vehicles      Lease       Software    Equipment      Total
                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cost             $ 165,101    $   9,280    $   4,119    $ 108,811    $  34,259    $ 153,167    $ 474,737
Accumulated
  Depreciation     (21,072)      (2,427)        (637)      (5,644)      (9,872)     (32,411)     (72,063)
                 ---------    ---------    ---------    ---------    ---------    ---------    ---------

  Net            $ 144,029    $   6,853    $   3,482    $ 103,167    $  24,387    $ 120,756    $ 402,674
                 =========    =========    =========    =========    =========    =========    =========

Estimated
  Useful Life     10 years      3 years      6 years      7 years      2 years     5 years

Depreciation expense (including amortization of capital lease assets) amounts to $65,056 and $4,652 for the twelve months ended December 31, 2004 and 2003, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(8) Income Taxes

The provision (benefit) for income taxes consisted of the following:

                                                                                       Years ended
                                                                                        December 31,
                                                                                   2004         2003
                                                                                 ---------    --------
Current:
   Australian Federal Tax Expense                                                $  83,242    $     --
Non-Current:
   Australian Federal Tax Expense                                                  (34,621)         --
                                                                                 ---------    --------

   Totals                                                                        $  48,621    $     --
                                                                                 =========    ========

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying Australian federal tax rates to pretax income is as follows:

Statutory Federal Income Tax                                                     $  37,822    $     --
Other (Non Allowable Deductions)                                                    10,799          --
                                                                                 ---------    --------

   Totals                                                                        $  48,621    $     --
                                                                                 =========    ========

The components of deferred tax assets and liabilities were as follows:

Deferred Tax Assets:
   Provision Accounts                                                            $  25,702    $     --
   Depreciation                                                                       (481)         --
   Other Liabilities                                                                17,167          --
                                                                                 ---------    --------

   Totals                                                                        $  42,388    $     --
                                                                                 =========    ========

Although realization of the deferred tax asset is not insured, management believes it is more likely than not that this tax asset will be realized.

The Company has net operating loss carryforwards related both to its Australian and U.S. operations. The Australian carryforwards of approximately 843,000 have no expiration date. The U.S. carryforwards of approximately 3,685,000 expire in 2024. The deferred tax asset of $1,727,000 has been offset by an allowance of the same amount due to uncertainty regarding realization.

(9) Goodwill And Intangible Assets

Goodwill of $1,990,413 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition.

At December 31, 2004 intangible assets include the following:

                    Customer List    Software       Content

Cost                $   650,054    $ 1,155,761    $   249,739
Less Amortization      (108,341)       (38,525)       (89,288)
                    -----------    -----------    -----------

  Totals            $   541,713    $ 1,117,236    $   160,451
                    ===========    ===========    ===========

The customer lists were acquired as a component of the Reality acquisition and are being amortized over a 4 year period on a straight line basis. It is estimated that the aggregate annual amortization expense for each of the next 3 years will be $162,510 for customer lists. The software is being amortized over a 5 year period on a straight line basis. It is estimated that the minimum aggregate annual amortization expense for each of the next 4 years will be $231,152 for software. Content is made up of digital videos, audio and photographs and is capitalized at the cost of production or acquisition. Content is amortized over a 2 year period on a straight line basis. It is estimated that the minimum amortization of content costs will total $126,978 and $33,473 for the years ending December 31, 2006 and 2005, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(9) Goodwill And Intangible Assets (Continued)

There was no amortization expense related to intangible assets for the year ended December 31, 2003.

The Company's policy is to regularly review goodwill and intangible assets to determine if they have been permanently impaired by adverse conditions. As at December 31, 2004 management does not believe the goodwill or its intangible assets to be impaired.

(10) Shareholder Loan Payable

The Company has periodically received cash advances from its Chief Executive Officer. These amounts are recorded as a loan payable by the Company. The interest on the loan is 10% per annum and the outstanding balance as of December 31, 2004 was $500,000. Interest expense for this loan amounts to $50,980 and $62,422 for the twelve months ended December 31, 2004 and 2003, respectively.

(11) Stock Issuances

On February 18, 2004, we authorized the issuance of 148,200 shares of our common stock to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our corporate and securities counsel, as payment for $14,820 of outstanding legal fees. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2004, the Company issued shares of its common stock in a private placement conducted by the Company. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act. The Company determined that the fair value, based on market conditions, was cash received for the common stock.

On March 3, 2004, we authorized the issuance of an aggregate of 954,547 shares of our common stock to three accredited investors in a private placement conducted by us without the use of a placement agent. We sold the securities for an average of $.0576 per share.

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

During the three months ended June 30, 2004, the Company also issued shares of its common stock as consideration for its strategic acquisitions of Reality Group Pty Ltd. and Undercover Media Pty. Ltd. (Note 3)

In addition, during the three months ended June 30, 2004, the Company issued shares of its common stock as consideration for services provided to the Company.

In April 2004, the Company authorized the issuance of 5,000,000 shares of its common stock to an entity for marketing services provided or to be provided until December 31, 2004.

In May 2004, the Company authorized the issuance of 37,765 shares of its common stock to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, its corporate and securities counsel, as payment for outstanding legal fees.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(11) Stock Issuances (Continued)

During the three months ended September 30, 2004, the Company issued shares of its common stock in a private placement conducted by the Company. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act. The Company determined that the fair value, based on market conditions, was cash received for the common stock.

During August 2004 the Company issued 675,000 shares of common stock and 675,000 options with an exercise price of 10 cents for a consideration of $50,000.

In addition, during the three months ended September 30, 2004, the Company issued shares of its common stock as consideration for services provided to the Company.

In August 2004, the Company authorized the issuance of 330,557 shares of its common stock to two entities for investor relations services provided to the company.

In August 2004, the Company authorized the issuance of 440,350 shares as consideration for the acquisition of 200,000 shares in A. Cohen & Co., a listed company on the London Stock Exchange. (Note 4)

On September 10, 2004, the Company entered into an agreement where 4,000,000 shares of ROO common stock were issued in part consideration for the purchases of all the outstanding shares of Bickhams Media, Inc. (Note 5)

On September 10, 2004, the Company entered into an agreement where 3,000,000 shares of ROO common stock were issued in consideration for the termination of the Registration Rights Agreement dated as of November 28, 2003. (Note 5)

On November 23, 2004, the Company to issued 1,285,714 share of common stock to Sichenzia Ross Friedman Ference LLP, our corporate securities counsel, as payment for outstanding legal fees. These securities were issued pursuant to the exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

On November 23, 2004, the Company issued 5,000,000 shares of common stock to Daniel Aharonoff in partial consideration for the purchase by Bickhams Media, Inc., one of our wholly owned subsidiaries, of 50% of the outstanding common stock of VideoDome.com Networks, Inc. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended. (Note 5)

On December 21, 2004, the Company issued 1,000,000 shares of common stock to Daniel Aharonoff in partial consideration for the purchase by Bickhams Media, Inc., one of our wholly owned subsidiaries, of 50% of the outstanding common stock of VideoDome.com Networks, Inc. These shares of common stock were issued upon the satisfaction of certain jointly agreed milestones by VideoDome.com Networks, Inc. The securities were issued pursuant to an exemption from registration requirements under Section 4(2) of the Securities Act of 1933, as amended. (Note 5)

(12) Cost of Capital

During the years ended December 31, 2004, a company associated with a director of a subsidiary of the Company received a cash payment equivalent to 10% of the cash received from the issuances of common stock from private placements during the period.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(13) Callable Secured Convertible Notes and Note Payable - Other

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

o     $1,000,000 was disbursed on November 26, 2004; and

o     $1,000,000 was disbursed on February 9, 2005. [See Note 15]

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

Upon placement of the first and second $1,000,000 callable secured convertible note and the issuance of the first and second 1,000,000 detachable warrants the Company recorded this event under the guidance of the Emerging Issues Task Force
(EITF) issue number 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

The Company computed the value of the beneficial conversion feature as $585,040 for first placement and $469,804 for the second placement and these were charged to interest expense during the year ended December 31, 2004. The Company also recorded a discount of $46,576 for the first placement and $43,006 for the second placement for the detachable warrants issued in conjunction with the callable secured convertible notes. The convertible note is shown net of the unamortized discount on the balance sheet. The discount is being amortized on a straight line basis over the life of the callable secured convertible notes. Amortization expense for the discount amounted to $9,140 and $-0- for the years ended December 31, 2004 and 2003 respectively.

Note Payable - Other represents the promissory note issued to Avenue Group by VideoDome.com Networks, Inc. (Note 5).

(14) Stock Option Plan

On April 1, 2004 the Board of Directors of ROO Group, Inc. adopted ROO Group, Inc.'s 2004 Stock Option Plan (the "Plan"). Pursuant to the Plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 50,000,000 shares of common stock may be issued. Of that amount, options to acquire 13,700,000 shares of common stock have been issued to officers, directors, employees and consultants of ROO Group at prices ranging from $0.10 to $0.16 per share. In addition there are 6,150,000 options to acquire shares of common stock issued to employees that are tied to milestones that have not been achieved at December 31, 2004 and have not been valued for the pro forma amounts following. The balance of options to acquire 30,150,000 shares issuable under the Plan have not been issued or committed for issuance.


                                     2004                              2003
                                        Weighted Average                  Weighted Average
                              Options    Exercise Price       Options      Exercise Price
                              -------    --------------       -------      --------------
Outstanding - Beginning
  of year                           --        $    --              --             $  --
   Granted                  13,700,000        $0.1266              --             $  --
   Cancellations                    --        $    --              --             $  --
   Exercised                        --        $    --              --             $  --
   Expired                          --        $    --              --             $  --
                            ----------        -------          ------             ------
Outstanding - End of year   13,700,000        $0.1266              --             $  --
                            ==========        =======          ======             ======
Exercisable - End of year   13,700,000        $0.1266              --             $  --

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(14) Stock Option Plan (Continued)

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

If the compensation cost for the stock-based employee compensation plans had been determined based on fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net (loss) and (loss) per share would have been reduced to the pro forma amounts shown below:

                                                            Years ended
                                                            December 31,
                                                         2004           2003
                                                     -----------    -----------

Net (Loss) As Reported                               $(4,225,767)   $  (578,813)
Deduct: Amount By Which Stock-Based Employee
   Compensation As Determined Under Fair Value
   Based Method For All Awards Exceeds The
   Compensation As Determined Under The Intrinsic
   Value Method                                       (1,079,407)            --
                                                     -----------    -----------

Pro Forma Net (Loss)                                 $(5,304,674)   $  (578,813)
                                                     ===========    ===========

Basic and Diluted (Loss) Per Share As Reported       $     (0.02)   $        --
                                                     ===========    ===========

Pro Forma Basic and Diluted (Loss) Per Share         $     (0.03)   $        --
                                                     ===========    ===========

The weighted average assumptions for options granted during 2004 and 2003 were as follows:

                                                2004      2003
                                                ----      ----

        Risk-free interest rate                 4.75%       --
        Dividend yield                             0%       --
        Volatility                               135%       --
        Expected life                         2 years       --


(15) Subsequent Events

On February 9, 2005, the Company made the third drawing of $1,000,000 of the convertible note (see Note 13)

Since December 31, 2004 to the date of this report the holders of the convertible note AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC have converted an aggregate of $70,080 of the convertible notes for the issuance of 2,100,000 shares of common stock in the Company.

On March 1, 2005 the Company entered in to a consulting agreement with Strategic Growth, Inc, for investment relations services. Part of that agreement was the issuance of 7,000,000 options to purchase shares in the common stock of the Company at $0.20 per share.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(15) Subsequent Events (Continued)

On March 9, 2005, the Board of Directors of the Company amended the Company's Certificate of Incorporation to designate the rights of Series A Preferred Stock. The Certificate of Designation authorizes the Company to issue up to 10,000,000 shares of Series A Preferred Stock, par value $.0001 per share. The Series A Preferred Stock has a stated value of $.0001 and a liquidation preference over the Company's common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series A Preferred Stock should receive preferential payment. Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to ten votes for each share of Series A Preferred Stock owned. Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class.

Beginning two years from the date of issuance of the Series A Preferred Stock, each one share of Series A Preferred Stock is convertible, at the option of the holder, into two shares of the Company's common stock. However, holders cannot convert any share of Series A Preferred Stock if the market price of the Company's common stock is below $0.40 per share.

On March 17, 2005, ROO Group, Inc. (the "Company") issued 6,000,000 shares of Series A Preferred Stock to its Chief Executive Officer, Robert Petty, and 1,500,000 shares of Series A Preferred Stock to its Chief Financial Officer, Robin Smyth. These shares were issued as a performance bonus to Messrs. Petty and Smyth for, among other things, their role in helping expand and grow the Company's business operations. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

Also on March 17, 2005, the Company issued an aggregate of 2,000,000 shares of Series A Preferred Stock valued at to two accredited investors as consideration for investor relations services. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

                               . . . . . . . . . .