Form 10QSB
period 2005-03-31
ROO GROUP INC
filed 2005-05-16
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________
      COMMISSION FILE NUMBER ________________________________


                                 ROO Group, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                  11-3447894
      ---------------------                      -------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


                            62 White Street, Suite 3A
                               New York, NY 10013
                               ------------------
                    (Address of principal executive offices)

                                 (646) 352-0260
                          (Issuer's telephone number)

                                 WITH COPIES TO:

                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2005, the issuer had 222,891,117 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                    Page
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements....................................................    2
                   Consolidated Balance Sheet.....................................    2
                   Consolidated Statements of Operations..........................    3
                   Consolidated Statements of Stockholders' Equity (Deficit)......    4
                   Consolidated Statements of Cash Flows..........................    5
                   Notes to Consolidated Financial Statements.....................    7
Item 2.   Management's Discussion and Analysis or Plan of Operation...............   17
Item 3.   Controls and Procedures.................................................   20

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................   20
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.............   20
Item 3.   Defaults Upon Senior Securities.........................................   21
Item 4.   Submission of Matters to a Vote of Security Holders.....................   21
Item 5.   Other Information.......................................................   21
Item 6.   Exhibits and Reports on Form 8-K........................................   21

SIGNATURES........................................................................   23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005.
(UNAUDITED)
--------------------------------------------------------------------------------------
Assets:
Current Assets:
   Cash and Cash Equivalents                                           $       488,481
   Accounts Receivable                                                       1,174,384
   Related Party Loans                                                         318,299
   Other Current Assets                                                        243,665
                                                                       ---------------
   Total Current Assets                                                      2,224,829
                                                                       ---------------

Marketable Equity Securities - Available for Sale                               11,595
Property and Equipment - Net                                                   426,321
Other Loans                                                                     17,334
Deferred Tax Assets                                                             18,558
Content - Net                                                                  165,113
Software - Net                                                               1,059,448
Customer List - Net                                                            501,085
Goodwill                                                                     1,990,413
                                                                       ---------------
   Total Assets                                                        $     6,414,696
                                                                       ===============

Liabilities and Stockholders' Equity:
Current Liabilities:
   Bank Overdraft                                                      $       386,909
   Accounts Payable                                                            677,828
   Capital Leases                                                               34,217
   Accrued Expenses                                                            228,131
   Stockholder Loans Payable                                                   500,000
   Related Party Loans                                                             987
   Income Tax Payable                                                          100,858
   Accrued Employee Benefits                                                   122,918
   Other Current Liabilities                                                   696,326
                                                                       ---------------
   Total Current Liabilities                                                 2,748,174
                                                                       ---------------

Non Current Liabilities:
   Convertible Note                                                          2,708,311
   Capital Leases                                                               83,805
                                                                       ---------------
   Total Non-Current Liabilities                                             2,792,116
                                                                       ---------------
Commitments                                                                         --
                                                                       ---------------
Minority Interest                                                               32,902
                                                                       ---------------

Stockholders' Equity:
   Series A Preferred Shares, $0.0001 Par Value:
      Authorized 10,000,000 Shares; Issued
        and Outstanding 9,500,000                                                  950

   Common Stock, $.0001 Par Value: Authorized 500,000,000 shares;
     Issued and Outstanding 197,983,425                                         19,799

   Paid-in Capital                                                           8,512,783

   Accumulated Deficit                                                      (7,675,080)

   Accumulated Other Comprehensive Loss                                        (16,948)
                                                                       ---------------
   Total Stockholders' Equity                                                  841,504
                                                                       ---------------
   Total Liabilities and Stockholders' Equity                          $     6,414,696
                                                                       ===============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------
(UNAUDITED)

                                                       Three Months Ended
                                                  -------------------------------
                                                            March 31,
                                                            ---------
                                                     2 0 0 5          2 0 0 4
                                                  -------------     -------------
Revenue                                           $   1,587,749     $       8,502
                                                  -------------     -------------
Expenses:
   Operations                                           933,647                --
   Research and Development                             144,110            62,630
   Sales and Marketing                                  435,932            52,503
   General and Administrative                           737,539            89,683
   General and Administrative (Non Cash)              1,140,456                --
                                                  -------------     -------------

   Total Expenses                                     3,391,684           204,816
                                                  -------------     -------------

   (Loss) from Operations                            (1,803,935)         (196,314)

Non Cash Cost of Capital                                     --          (433,747)

Interest Income                                              59                45

Interest Expense - Related Party                        (12,646)          (12,437)

Interest Expense - Other                                (87,879)           (4,952)

Interest Expense - (Non Cash)                          (351,020)               --
                                                  -------------     -------------

   Net (Loss) before Income Taxes                    (2,255,421)         (647,405)

Income Taxes                                             28,250                --
                                                  -------------     -------------

   Net (Loss) before Minority Interest               (2,283,671)         (647,405)

Minority Interest                                        13,000                --
                                                  -------------     -------------

   Net (Loss)                                     $  (2,296,671)    $    (647,405)
                                                  =============     =============

Basic and Diluted Net (Loss) Per Common Share     $       (0.01)    $          --
                                                  =============     =============
                                                                    -------------

Average Common Shares Outstanding                   196,383,425       158,043,355
                                                  =============     =============

Comprehensive Income(Loss):
   Net (Loss)                                     $  (2,296,671)    $    (647,405)
   Foreign Currency Translation                          (6,223)             (107)
   Fair Market Value Adjustment for Available
     for Sale Securities                                 (3,428)               --
                                                  -------------     -------------

   Comprehensive Income (Loss)                    $  (2,306,322)    $    (647,512)
                                                  =============     =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
(UNAUDITED)

                                                                                                               Other
                                            Series A         Preference                     Common           Additional
                                           Preference          Shares         Common         Stock             Paid-in
                                             Shares          Par Value         Stock        Par Value          Capital
                                            -----------     -----------     -----------     -----------     -----------
 Balance December 31, 2003                           --     $        --     157,669,130     $    15,767     $   393,341
 Issue of Shares for Services                        --              --         148,200              15          14,805
 Issue of Options for Services                       --              --              --              --         347,232
 Stock Issued in Private Placement                   --              --         954,547              95         141,420
 Foreign currency
   translation adjustment                            --              --              --              --              --
 Net (Loss) for Quarter                              --              --              --              --              --
                                            -----------     -----------     -----------     -----------     -----------
 Balance - March 31, 2004                            --     $        --     158,771,877     $    15,877     $   896,798
                                            ===========     ===========     ===========     ===========     ===========


 Balance December 31, 2004                           --     $        --     195,583,425     $    19,559     $ 6,910,989

 Grant of options for services                       --              --              --              --         190,456
Issue of Preference Shares
  for services                                2,000,000             200              --              --         199,800
Issue of Preference
  Shares as Performance Bonuses               7,500,000             750              --              --         749,250
Computed discount on
  convertible debt                                   --              --              --              --          32,338
Beneficial conversion feature of
  convertible debt                                   --              --              --              --         351,020
Foreign currency translation adjustment              --              --              --              --              --
Fair market value adjustment
  for available for sale securities                  --              --              --              --              --
Conversion by convertible note holders               --              --       2,400,000             240          78,930
Net (Loss) for Quarter                               --              --              --              --              --
                                            -----------     -----------     -----------     -----------     -----------
Balance - March 31, 2005                      9,500,000     $       950     197,983,425     $    19,799     $ 8,512,783
                                            ===========     ===========     ===========     ===========     ===========

                                                              Accumulated Other    Total
                                                                Comprehensive   Stockholders'
                                              Accumulated         Income           Equity
                                                Deficit           (Loss)         [Deficit]
                                              -----------      -----------      -----------
 Balance December 31, 2003                    $(1,152,642)     $   (12,938)     $  (756,472)
 Issue of Shares for Services                          --               --           14,820
 Issue of Options for Services                         --               --          347,232
 Stock Issued in Private Placement                     --               --          141,515
 Foreign currency
   translation adjustment                              --             (107)            (107)
 Net (Loss) for Quarter                          (647,405)              --         (647,405)
                                              -----------      -----------      -----------
 Balance - March 31, 2004                     $(1,800,047)     $   (13,045)     $  (900,417)
                                              ===========      ===========      ===========


 Balance December 31, 2004                    $(5,378,409)     $    (7,297)     $ 1,544,842

 Grant of options for services                         --               --          190,456
Issue of Preference Shares
  for services                                         --               --          200,000
Issue of Preference
  Shares as Performance Bonuses                        --               --          750,000
Computed discount on
  convertible debt                                     --               --           32,338
Beneficial conversion feature of
  convertible debt                                     --               --          351,020
Foreign currency translation adjustment                --           (6,223)          (6,223)
Fair market value adjustment
  for available for sale securities                    --           (3,428)          (3,428)
Conversion by convertible note holders                 --               --           79,170
Net (Loss) for Quarter                         (2,296,671)              --       (2,296,671)
                                              -----------      -----------      -----------
Balance - March 31, 2005                      $(7,675,080)     $   (16,948)     $   841,504
                                              ===========      ===========      ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(UNAUDITED)

                                                                Three Months Ended
                                                                    March 31,
                                                          ---------------------------
                                                            2 0 0 5         2 0 0 4
                                                          -----------     -----------

Operating Activities:
    Net (Loss)                                            $(2,296,671)    $  (647,405)
                                                          -----------     -----------
    Adjustments to Reconcile Net (Loss) to Net Cash
        Provided by Operating Activities:
        Provision for Doubtful Accounts                         6,276              --
Depreciation                                                   34,631           2,187
        Amortization of Client Customer Lists                  40,628              --
        Amortization of Content                                49,607              --
        Amortization of Software                               57,788              --
        Non Cash Cost of Capital                                   --         433,747
        Non Cash Stock/Options for Consulting Services        390,456              --
        Non Cash Stock for Performance Bonuses                750,000              --
        Non Cash Interest on Convertible Note                 351,020              --
        Minority Interest in Reality                           13,000              --

    Changes in Assets and Liabilities:
        (Increase) Decrease in:
           Accounts Receivable                               (206,201)         (1,463)
           Other Assets                                        (7,516)             --

        Increase (Decrease) in:
           Accounts Payable                                   242,260          82,970
           Accrued Expenses                                  (198,376)             --
           Income Tax Payable                                  27,282              --
           Accrued Employee Benefits                            1,355              --
           Other Liabilities                                   63,000          16,515
                                                          -----------     -----------
           Total Adjustments                                1,615,210         533,956
                                                          -----------     -----------
    Net Cash (Used) By Operating Activities - Forward        (681,461)       (113,449)
                                                          -----------     -----------
Investing Activities:
    Capitalization of Content                                 (54,269)             --
    Purchase of Equipment                                     (58,278)         (7,285)
                                                          -----------     -----------
    Net Cash (Used) By Investing Activities - Forward     $  (112,547)    $    (7,285)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(UNAUDITED)

                                                                  Three Months Ended
                                                               ----------------------
                                                                      March 31,
                                                                2 0 0 5      2 0 0 4
                                                               ---------     ---------
   Net Cash (Used) By Operating Activities - Forwarded         $(681,461)    $(113,449)
                                                               ---------     ---------

   Net Cash (Used) By Investing Activities - Forwarded          (112,547)       (7,285)
                                                               ---------     ---------

Financing Activities:
   Capital Contribution                                               --        69,820
   Bank Overdraft                                                121,362            --
   (Decrease) in Related Party Loans                            (139,681)           --
   Increase in Stockholder Loan                                       --        65,271
   (Decrease) in Stockholder Loan                                     --       (27,452)
   Convertible Note                                              914,347            --
   Conversion on Convertible Note                                 79,170            --
    Note Payable                                                      --         1,589
   (Decrease) in Capital Leases                                   (8,062)           --
                                                               ---------     ---------

   Net Cash Provided By Financing Activities                     967,136       109,228
                                                               ---------     ---------

Effect of Exchange Rate Changes on Cash                           (6,249)         (540)
                                                               ---------     ---------

   Net Increase in Cash                                          166,879       (12,046)

   Cash - Beginning of Periods                                   321,602        26,371
                                                               ---------     ---------

   Cash - End of Periods                                       $ 488,481     $  14,325
                                                               =========     =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Income Taxes                                              $      --     $      --
     Interest                                                  $  55,485     $  17,389


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

(2) Summary of Significant Accounting Policies

(A) Principles of Consolidation - The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams Media, Inc. ("Bickhams") and its 80% subsidiary Reality Group Pty. Ltd. ("Reality"). Included in the
consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty Ltd. ("Undercover"), ROO Media Corporation's 76%-owned subsidiary ROO Media Europe Pty Ltd, ROO Media Corporation's wholly owned subsidiary ROO Broadcasting Limited and ROO Broadcasting Limited's wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome Networks.com, Inc.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)

(2) Summary of Significant Accounting Policies (Continued)

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

(F) Cash and Cash Equivalents - ROO considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of March 31, 2005, one customer accounted for approximately 11.5% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of March 31, 2005 was $48,738.

We generally do not require collateral for our financial instruments.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)

(2) Summary of Significant Accounting Policies (Continued)

(K) Earnings (Loss) Per Share Calculation - Net loss per share is based on the weighted average number of shares outstanding reflecting the shares issued in the merger as outstanding for all periods presented.

Earnings (Loss) per common share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires ROO Group to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect. Potential shares from the conversion of Series A Preferred Stock are excluded as these are not convertible for two years from the date of issuance.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a
"modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

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

We currently expect to adopt SFAS 123R effective January 1, 2006.

(M) Non Cash Cost of Capital - During the three month periods ended March 31, 2005 and 2004, non cash cost of capital included options issued for capital raising services and options attached to stock issued for cash which were valued using the Black-Scholes method totaling $-0- and $433,747, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Summary of Significant Accounting Policies (Continued)

(N) Advertising Expense - Our policy is to expense advertising costs as incurred. We incurred no significant advertising expense in the three months ended March 31 2005 or 2004.


(3) Marketable Securities - At Fair Value

The Company has classified its investments in marketable securities as available for sale in conformity with generally accepted accounting principles.

Cost and fair value of marketable securities available for sale as of March 31, 2005 are as follows:

                                           Unrealized    Unrealized
                            Cost              Gain         Losses       Fair Value
                        ------------    -------------  -------------   ------------
Common Stock            $     25,338   $           --  $      13,743   $     11,595
                        ============   ==============  =============   ============

Available for sale securities are valued at fair value, with unrealized gains and losses shown as a separate component of stockholders' equity. At March 31, 2005, stockholders' equity includes unrealized holding losses of $13,743.

Realized gains and losses are determined on the basis of sales price compared to original cost. Cost is determined under the specific identification method. During the three months ended March 31, 2005, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

                                                         2 0 0 5
                                                         -------

Sales Proceeds                                      $NIL
                                                    ==============

Gross Realized Losses                               $NIL
                                                    ==============

Gross Realized Gains                                $NIL
                                                    ==============

The unrealized loss on marketable securities, which is included as a separate component of stockholders' equity in the accompanying balance sheet, increased by $3,428 during the three months ended March 31, 2005.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)


(4) Leases

The Company is a party to a number of noncancelable lease agreements primarily involving office premises and computer equipment. Computer equipment leases are generally for 3-year periods and the lease of office premises is for a 4-year period ending April 2008. The office premises lease has a renewal option for an additional 3-year term.

The following is a schedule of future minimum payments under capital leases and operating leases and obligations under capital leases (present value of future minimum rentals) as of March 31, 2005.

Periods January to December                                         Operating
unless stated otherwise                           Capital           Property               Total
-----------------------                           -------           --------               -----
2005 April-December                          $        39,366      $      258,174     $     297,540
2006                                                  23,575             183,483           207,058
2007                                                  32,613             136,252           168,865
2008                                                  32,907             120,200           153,107
2009                                                      --                 --                 --
2010 and Thereafter                                       --                 --                 --
                                             ---------------     ---------------     -------------
Total Minimum Lease Payments                         128,461     $       698,109     $     826,570
Less Amount Representing Interest                     10,439     ===============     =============
                                             ---------------
Total Obligations Under Capital Leases       $      118,022
                                             ===============


Rent expense amounted to $59,136 and $4,292 for the three months ended March 31, 2005 and 2004, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)


(5) Property and Equipment

Property and equipment at March 31, 2005 consists of the following:

                                     Plant and                  Motor
                                     Equipment                 Vehicles
                        Plant and     Capital        Motor     Capital       Computer        Other
                        Equipment      Lease       Vehicles     Lease        Software       Equipment       Total
                        ---------      -----       --------     -----        --------       ---------       -----
Cost                 $  172,452    $   9,164      $   4,068    $ 107,446    $   35,400    $  203,494      $ 532,024
Accumulated
  Depreciation          (32,043)      (2,396)          (629)     (11,521)      (12,856)      (46,258)      (105,703)
                     ------------ ------------   ----------    ----------   ----------    -----------     ---------
  Net                $  140,409    $   6,768      $   3,439    $   95,925   $   22,544    $  157,236      $ 426,321
                     ============ ============   ==========    ==========   ==========    ===========     =========

Estimated Useful
  Life               10 years      3 years        6 years      7 years        2 years        5 years


Depreciation expense (including amortization of capital lease assets) amounts to $34,631 and $2,187 for the three months ended March 31, 2005 and 2004, respectively.

(6) Income Taxes

The provision (benefit) for income taxes consisted of the following:

                                               Three Months Ended
                                                    March 31,
                                             2 0 0 5          2 0 0 4
                                         --------------     ------------

Current:
   Australian Federal Tax Expense        $        4,721     $         --
Non-Current:
   Australian Federal Tax Expense                23,529               --
                                         --------------     ------------

   Totals                                $       28,250     $         --
                                         ==============     ============

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying Australian federal tax rates to pretax income is as follows:

Statutory Federal Income Tax             $       28,021     $         --
Other (Non Allowable Deductions)                    229               --
                                         --------------     ------------

   Totals                                $       28,250     $         --
                                         ==============     ============

The components of deferred tax assets and liabilities were as follows:

Deferred Tax Assets:
   Provision Accounts                    $       15,096     $        --
   Depreciation                                    (186)             --
   Other Liabilities                              3,648              --
                                         --------------     -----------

   Totals                                $       18,558     $        --
                                         ==============     ===========

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)


(7) Goodwill and Intangible Assets

Goodwill of $1,990,413 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition.

At March 31, 2005 intangible assets include the following:

                                  Customer List        Software          Content
Cost                            $       650,054    $    1,155,761    $     302,402
Less Amortization                      (148,969)          (96,313)        (137,289)
                                ---------------    --------------   ---------------

  Totals                        $       501,085    $    1,059,448    $     165,113
                                ===============    ==============   ==============

The customer lists were acquired as a component of the Reality acquisition and are being amortized over a 4 year period on a straight line basis. It is estimated that the aggregate annual amortization expense for each of the next 3 years will be $162,510 for customer lists. The software is being amortized over a 5 year period on a straight line basis. It is estimated that the minimum aggregate annual amortization expense for each of the next 4 years will be $231,152 for software. Content is made up of digital videos, audio and photographs and is capitalized at the cost of production. Content is amortized over a 2 year period on a straight line basis. It is estimated that the minimum amortization of content costs will total $63,383 and $145,050 for the years ending December 31, 2006 and 2005, respectively.

There was no amortization expense related to intangible assets for the three months ended March 31, 2004.

The Company's policy is to regularly review goodwill and intangible assets to determine if they have been permanently impaired by adverse conditions. As at March 31, 2005 management does not believe the goodwill or intangible assets to be impaired

(8) Shareholder Loan Payable

The Company has periodically received cash advances from its Chief Executive Officer. These amounts are recorded as a loan payable by the Company. The interest on the loan is 10% per annum and the outstanding balance as of March 31, 2005 was $500,000. Interest expense for this loan amounts to $12,646 and $12,437 for the three months ended March 31, 2005 and 2004, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)


(9) Stock Issuances

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

On March 17, 2005, ROO Group, Inc. (the "Company") issued 6,000,000 shares of Series A Preferred Stock to its Chief Executive Officer, Robert Petty, and 1,500,000 shares of Series A Preferred Stock to its Chief Financial Officer, Robin Smyth. These shares have been valued at the equivalent number (2:1) of common shares valued as at the issue date to a combined valuation of $750,000. These shares were issued as a performance bonus to Messrs. Petty and Smyth for, among other things, their role in helping expand and grow the Company's business operations. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

Also on March 17, 2005, the Company issued an aggregate of 2,000,000 shares of Series A Preferred Stock to two accredited investors as consideration for investor relations services. These shares have been valued at the equivalent number (2:1) of common shares valued as at the issue date to a combined valuation of $200,000. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

On March 1, 2005 the Company issued 7,000,000 options to Strategic Growth, Inc. with an exercise price of 20 cents valued under the Black-Scholes method as $190,456 as payment for investor relations consulting services.

On February 1, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0377 per share to reduce the amount owing on the convertible notes by a total of $11,310.

On February 10, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0370 per share to reduce the amount owing on the convertible notes by a total of $11,100.

On February 18, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0344 per share to reduce the amount owing on the convertible notes by a total of $10,320.

On March 1, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0314 per share to reduce the amount owing on the convertible notes by a total of $9,420.

On March 4, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0314 per share to reduce the amount owing on the convertible notes by a total of $9,420.

On March 9, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0314 per share to reduce the amount owing on the convertible notes by a total of $9,420.

On March 18, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0303 per share to reduce the amount owing on the convertible notes by a total of $9,090.

On March 29, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0303 per share to reduce the amount owing on the convertible notes by a total of $9,090.

(10) Callable Secured Convertible Notes

On September 10, 2004, the company entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock.

The investors were obligated to provide us with the funds as follows:

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

Upon placement of the first, second and third $1,000,000 callable secured convertible notes and the issuance of the first, second and third 1,000,000 detachable warrants the Company recorded this event under the guidance of the Emerging Issues Task Force (EITF) issue number 00-27 "Application of issue No. 98-5 to Certain Convertible Instruments".

The Company computed the value of the beneficial conversion feature as $585,040 for first placement, $469,804 for the second placement and $351,020 for the third placement and these were charged to interest expense during the 3 months to March 31, 2005. The Company also recorded a discount of $46,576 for the first placement, $43,006 for the second placement and $32,338 for the third placement for the detachable warrants issued in conjunction with the callable secured convertible notes. The convertible note is shown net of the unamortized discount on the balance sheet. The discount is being amortized on a straight line basis over the life of the callable secured convertible notes. Amortization expense for the discount amounted to $13,304 and $0 for the three months ended March 31, 2005 and 2004 respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(UNAUDITED)
--------------------------------------------------------------------------------


(11) Subsequent Events

On April 6, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0288 per share to reduce the amount owing on the convertible notes by a total of $8,640.

On April 13, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0252 per share to reduce the amount owing on the convertible notes by a total of $7,560.

On April 20, 2005 the Company issued 300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0222 per share to reduce the amount owing on the convertible notes by a total of $6,660.

On April 29, 2005 the Company issued 4,807,692 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0208 per share to reduce the amount owing on the convertible notes by a total of $100,000.

On May 9, 2005 the requirements of the second milestone in the stock purchase agreement with Bickhams Media and Daniel and Vardit Aharonoff dated November 1, 2004 being Commercial Launch of combined platform ROO Media and VideoDome Media Manager platform having been met the Company authorized the payment of $100,000 and that 2,000,000 shares of common stock of the Corporation be issued.

On May 10, 2005 the Company issued 6,900,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0138 per share to reduce the amount owing on the convertible notes by a total of $95,220.

On May 13, 2005 the Company issued 10,300,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0121 per share to reduce the amount owing on the convertible notes by a total of $124,630.

On May 12, 2005, ROO Group, Inc. (the "Company") entered into a letter agreement with the holders of the Company's outstanding $3,000,000 principal amount of callable secured convertible notes (the "Notes"). In consideration for the sum of $200,000 cash, the note holders agreed not to convert any amount due under the Notes at a conversion price less than $0.10 per share for a period of 60 calendar days after the date such Holders are paid the $200,000. The $200,000 is to be applied as follows: (1) $142,857 to the outstanding principal balance on the Notes, and (2) $57,143 as the redemption premium, in accordance with the terms of the Notes. These amounts will be paid to each note holder in accordance with each note holder's proportionate ownership of the total aggregate $3,000,000 principal amount of the Notes. In addition, the note holders consented to a loan from Robert Petty, the Company's Chairman and Chief Executive Officer, to the Company in the amount of $600,000 on the same terms of the currently outstanding $500,000 debt owed by the Company to Mr. Petty. All terms and provisions of the Notes will remain in full force and effect, except that in the event that the Company does not raise $7,000,000 within 60 calendar days of the letter then the conversion discount will be adjusted to be 50%.

                               . . . . . . . . . .

Item 2. Management's Discussion and Analysis or Plan of Operation.

Set forth below is a discussion of the financial condition and results of operations for the three months ended March 31, 2005 and 2004. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

NET REVENUES

Total net revenues increased by $1,579,247 from $8,502 for the three months ended March 31, 2004 to $1,587,749 for the three months ended March 31, 2005, an increase of 18,575%. The increase over the period reflects the inclusion of revenues of Reality Group Pty Ltd. and the increasing sales revenue from operations.

OPERATING EXPENSES

OPERATIONS. Operating expenses have no comparable amounts in the previous year. The operating expenses for the three months ended March 2005 were $933,647. The primary reasons for the inclusion of operating expenses as a separate category stems from the inclusion of the operations of Reality Group Pty Ltd. and the commercialization of our products. These expenses are primarily the costs directly associated with the generation of revenues. They include content costs, photography and production costs and printing of finished materials.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development, and costs of technology acquired from third parties to incorporate into products currently under development. Research and development expenses were $144,110 for the three months ended March 31, 2005, an increase of 130% from $62,630 for the three months ended March 31, 2004. The increase in expenses was due primarily to the increase in activities to bring our products to market and the inclusion of the research and development expenses of Videodome Networks, Inc

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for advertising sales and marketing consultants, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased by $383,429 from $52,503 for the three months ended March 31, 2004 to $435,932 for the three months ended March 31, 2005, an increase of 730%. This increase was due primarily to the inclusion of the revenues of Reality Group Pty Ltd. and increased costs in the marketing of our products.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $1,788,312 from $89,683 for the three months ended March 31, 2004 to $1,877,995 for the three months ended March 31, 2005, an increase of 1,994%. This increase was due primarily to providing administrative support to the increased activity of operations, expenses relating to acquisitions not included in the corresponding period and the valuation of preference shares and options issued that were of a non cash nature.

INTEREST INCOME

Interest income totaled $59 in the three months ended March 31, 2005, an increase of $14 or 31% from $45 in the three months ended March 31, 2004.

INTEREST EXPENSE, RELATED PARTY

Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chief Executive Officer. The expense increased by $210 from $12,437 for the three months ended March 31, 2004 to $12,647 for the three months ended March 31, 2005, an increase of 2%.

NET LOSS FROM OPERATIONS

Net loss from operations was $2,255,421 for the three months ended March 31, 2005, compared to a net loss of $647,405 for the three months ended March 31, 2004, an increase of 248%. The net loss is due to the increase in activities to develop products for future revenue generation and the increase in administrative expenses to support these activities. Net loss from operations for the three months ended March 31, 2005 included $1,491,470 which were expensed items relating to the valuation of preference shares and options issued and the beneficial conversion feature of the callable secured convertible notes all of which were of a non cash nature.

LIQUIDITY AND CAPITAL RESOURCES

From ROO Media Corporation's inception through March 31, 2005, we have financed our activities through funding from a loan facility from Robert Petty, our Chief Executive Officer, through private placements and a debt financing through a convertible note.

Net cash used in operating activities was $681,461 for the three months ended March 31, 2005, compared to $113,449 for the three months ended March 31, 2004, an increase of 501%. The increase in net cash used in operating activities is primarily the result of our net operating losses.

Net cash used in investing activities was $112,547 for the three months ended March 31, 2005, compared to net cash used in investing activities for the three months ended March 31, 2004 of $7,285, an increase of $105,262 or 1,445%. The increase in net cash used in investing activities is primarily the result of the purchase of equipment and the capitalization of content costs.

Net cash provided by financing activities was $967,136 for the three months ended March 31, 2005 compared to $109,228 for the three months ended March 31, 2004, an increase of $857,908 or 785%. The increase in net cash provided by financing activities was primarily due to a debt financing through a convertible note. The Company entered into a Securities Purchase Agreement with four accredited investors on September 10, 2004 for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of common stock. On February 9, 2005, the third tranche of the transaction closed and the Company issued an aggregate principal amount of $1,000,000 callable secured convertible notes and warrants to purchase an aggregate of 1,000,000 shares of common stock to four accredited investors. The Company received gross proceeds of $1,000,000 from this transaction.

The callable secured convertible notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of: (i) $0.20; or (ii) 65% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date.

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

As of March 31, 2005, we had a working capital deficiency of approximately $523,000. Our cash balance as of March 31, 2005 of $488,481 is, in management's opinion, not sufficient to ensure our continued operation and the payment of debts until our business is profitable and generating sufficient cash flow to meet our liquidity requirements, of which there can be no assurance. We do not expect additions to property and equipment to be material in the near future.

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

EXCHANGE RATE RISK

We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Euro and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Europe, the United Kingdom and Australia, where we invoice our customers primarily in euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three months ended March 31, 2005 and 2004.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $2,255,000 for the three months ended March 31, 2005, compared to $647,000 for the three months ended March 31, 2004. Additionally, as of March 31, 2005, we had a net working capital deficiency of approximately $523,000 and negative cash flows from operating activities of approximately $681,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the second quarter of fiscal 2005, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

                                     PART II

Item 1. Legal Proceedings.

      We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On March 1, 2005 the Company issued 7,000,000 options to Strategic Growth, Inc. with an exercise price of 20 cents valued under the Black-Scholes method as $190,456 as payment for investor relations consulting services.

      On March 17, 2005, the Company issued 6,000,000 shares of Series A Preferred Stock to its Chief Executive Officer, Robert Petty, and 1,500,000 shares of Series A Preferred Stock to its Chief Financial Officer, Robin Smyth. These shares have been valued at the equivalent number (2:1) of common shares valued as at the issue date to a combined valuation of $750,000. These shares were issued as a performance bonus to Messrs. Petty and Smyth for, among other things, their role in helping expand and grow the Company's business operations. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

      Also on March 17, 2005, the Company issued an aggregate of 2,000,000 shares of Series A Preferred Stock to two accredited investors as consideration for investor relations services. These shares have been valued at the equivalent number (2:1) of common shares valued as at the issue date to a combined valuation of $200,000. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

      The Company entered into a Securities Purchase Agreement with four accredited investors on September 10, 2004 for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of common stock. On February 9, 2005, the third tranche of the transaction closed and the Company issued an aggregate principal amount of $1,000,000 callable secured convertible notes and warrants to purchase an aggregate of 1,000,000 shares of common stock to four accredited investors. These issuances were exempt from registration pursuant to Rule 506 under the Securities Act of 1933.

      The callable secured convertible notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of: (i) $0.20; or (ii) 65% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date.

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

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits.

      References to "the Company" in the following exhibit list mean ROO Group, Inc., a Delaware corporation.

Exhibit
Number                                            Description

--------------------------------------------------------------------------------

3.1 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 14, 2005)
4.1 Securities Purchase Agreement, dated September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)
4.2 Callable Secured Convertible Note issued to AJW Offshore, Ltd., dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)
4.3 Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15,
          2005)
4.4 Callable Secured Convertible Note issued to AJW Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)
4.5 Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)
4.6 Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)
4.7 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)
4.8 Stock Purchase Warrant issued to AJW Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)
4.9 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15,
          2005)

4.10 Registration Rights Agreement, dated as of September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ROO GROUP, INC.


      Dated:   May 16, 2005           By:   /s/ Robert Petty
                                           -----------------------------------
                                           Robert Petty
                                           Chief Executive Officer


      Dated:   May 16, 2005           By:   /s/ Robin Smyth
                                           -----------------------------------
                                           Robin Smyth
                                           Chief Financial Officer