Form 10QSB
period 2005-06-30
ROO GROUP INC
filed 2005-08-22
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                                 ROO Group, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   11-3447894
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                228 East 45th Street 8th Floor New York, NY 10017
                    (Address of principal executive offices)

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 256,491,117 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements..............................................    1
          Consolidated Balance Sheet......................................    1
          Consolidated Statements of Operations...........................    2
          Consolidated Statements of Stockholders' Equity (Deficit).......    3
          Consolidated Statements of Cash Flows...........................    4
          Notes to Consolidated Financial Statements......................    6
Item 2. Management's Discussion and Analysis or Plan of Operation.........   16
Item 3. Controls and Procedures...........................................   21

             PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................   21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......   21
Item 3. Defaults Upon Senior Securities...................................   22
Item 4. Submission of Matters to a Vote of Security Holders...............   22
Item 5. Other Information.................................................   22
Item 6. Exhibits and Reports on Form 8-K..................................   22

SIGNATURES................................................................   23

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005.
(UNAUDITED)
--------------------------------------------------------------------------------

Assets:
Current Assets:
  Cash and Cash Equivalents                                               $   120,816
  Accounts Receivable                                                       1,192,287
  Related Party Loans                                                         242,706
  Other Current Assets                                                        316,325
                                                                          -----------
  Total Current Assets                                                      1,872,134
                                                                          -----------

Marketable Equity Securities - Available for Sale                              12,365
Property and Equipment - Net                                                  479,743
Other Loans                                                                    17,196
Deferred Tax Assets                                                            16,840
Content - Net                                                                 155,487
Software - Net                                                              1,126,459
Customer List - Net                                                           460,458
Goodwill                                                                    1,990,413
                                                                          -----------
  Total Assets                                                            $ 6,131,095
                                                                          ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Bank Overdraft                                                          $   456,351
  Accounts Payable                                                          1,022,807
  Capital Leases                                                               33,847
  Accrued Expenses                                                            254,862
  Stockholder Loans Payable                                                 1,100,000
  Related Party Loans                                                          30,233
  Income Tax Payable                                                           60,229
  Accrued Employee Benefits                                                   156,957
  Other Current Liabilities                                                   616,813
                                                                          -----------
  Total Current Liabilities                                                 3,732,099
                                                                          -----------

Non Current Liabilities:
  Convertible Note                                                          2,283,240
  Capital Leases                                                               76,327
                                                                          -----------
  Total Non-Current Liabilities                                             2,359,567
                                                                          -----------
Commitments                                                                        --
                                                                          -----------
Minority Interest                                                              36,764
                                                                          -----------

Stockholders' Equity:
  Series A Preferred Shares, $0.0001 Par Value: Authorized 10,000,000
    Shares; Issued and Outstanding 9,500,000                                      950

  Common Stock, $.0001 Par Value: Authorized 500,000,000 shares;
    Issued and Outstanding 222,891,117                                         22,290

  Paid-in Capital                                                           8,897,002

  Accumulated Deficit                                                      (8,898,228)

  Accumulated Other Comprehensive Loss                                        (19,349)
                                                                          -----------
  Total Stockholders' Equity                                                    2,665
                                                                          -----------
  Total Liabilities and Stockholders' Equity                              $ 6,131,095
                                                                          ===========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                  Three months ended                     Six months ended
                                                     June 30, 2005                         June 30, 2005
                                            --------------------------------      --------------------------------
                                                 2005               2004               2005               2004
                                            -------------      -------------      -------------      -------------
Revenues                                    $   1,549,306      $   1,140,972      $   3,137,054      $   1,149,474
                                            -------------      -------------      -------------      -------------

Expenses:
  Operations                                    1,088,329            789,754          2,021,976            789,754
  Research and Development                        161,862             83,371            305,972            146,001
  Sales and Marketing                             476,756            115,558            912,687            168,061
  General and Administration                      763,293            501,477          1,500,832            591,160
  General and Administration (Non Cash)                --                 --          1,140,456                 --
                                            -------------      -------------      -------------      -------------

  Total Expenses                                2,490,240          1,490,160          5,881,923          1,694,976
                                            -------------      -------------      -------------      -------------

  (Loss) from Operations                         (940,934)          (349,188)        (2,744,869)          (545,502)

Non Cash Cost of Capital                               --                 --                 --           (433,747)
Cost of Capital                                        --            (72,530)                --            (72,530)
Commission on Loan Procurement                    (60,000)                --            (60,000)                --
Redemption Premium on Convertible Note            (57,143)                --            (57,143)                --
Interest Income                                     3,987                729              4,045                774
Interest Expense - Related Party                  (19,736)           (13,088)           (32,382)           (25,525)
Interest Expense - Other                         (133,350)           (24,546)          (221,229)           (29,498)
Interest Expense -Other Non Cash                       --                 --           (351,020)                --
                                            -------------      -------------      -------------      -------------

  Net (Loss) before Income Taxes               (1,207,176)          (458,623)        (3,462,598)        (1,106,028)

Income Taxes                                       12,204              3,094             40,453              3,094
                                            -------------      -------------      -------------      -------------

  Net (Loss) before minority Interest          (1,219,380)          (461,717)        (3,503,051)        (1,109,122)

Minority Interest                                   3,768              1,377             16,768              1,377
                                            -------------      -------------      -------------      -------------

  Net (Loss)                                $  (1,223,148)     $    (463,094)     $  (3,519,819)     $  (1,110,499)
                                            =============      =============      =============      =============

Net (loss) per common Share - Basic
 and Diluted                                $       (0.01)     $          --      $       (0.02)     $       (0.01)
                                            =============      =============      =============      =============

Average common shares outstanding             210,437,271        173,178,796        209,237,271        165,569,265
                                            =============      =============      =============      =============

Comprehensive (Loss):
  Net (Loss)                                $  (1,223,148)     $    (463,094)     $  (3,519,819)     $  (1,110,499)
  Foreign Currency Translation                     (3,171)           (11,063)            (9,394)           (11,170)
  Fair Market Value Adjustment for
    available for sale securities                     770                 --             (2,658)                --
                                            -------------      -------------      -------------      -------------

  Comprehensive (Loss)                      $  (1,225,549)     $    (474,157)     $  (3,531,871)     $  (1,121,669)
                                            =============      =============      =============      =============

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                         Roo Group, Inc and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                                                      Other
                                                                       Preference                   Common          Additional
                                                      Series A           Shares        Common        Stock           Paid-in
                                                  Preference Shares     Par Value       Stock      Par Value         Capital
                                                  -----------------------------------------------------------------------------
Balance December 31, 2003                                                            157,669,130       15,767          393,341
Issue of stock for services                                                            5,148,200          515          464,305
Issue of options for services                                                                                          347,232
Issue of stock in private placements                                                   7,674,474          767          828,601
Issue of stock for acquision of Reality Group                                          8,360,000          836        2,507,164
Issue of stock for acquision of Undercover Media                                       1,000,000          100          149,900
Deferred Marketing Expenses                                                                                           (311,278)
Foreign currency translation adjustment
Profit (Loss) for six months June 30, 2004
                                                  -----------------------------------------------------------------------------
Balance June 30, 2004                                           0             0      179,851,804       17,985        4,379,265
                                                  =============================================================================

Balance December 31, 2004                                       0             0      195,583,425       19,559        6,910,989
Issue of options for services                                                                                          190,456
Issue of Preference Shares for services                 2,000,000           200                                        199,800
Issue of Preference Shares as
    Performance Bonuses                                 7,500,000           750                                        749,250
Computed discount on convertible debt                                                                                   32,338
Beneficial conversion feature of
    convertible debt                                                                                                   351,020
Issue of stock conversion of convertible debt                                         25,307,692        2,531          419,349
Issue of stock Videodome Share Purchase                                                2,000,000          200           43,800
Foreign currency translation adjustment
Fair market value adjustment for
    available for sale securities
Profit (Loss) for six months June 30, 2005
                                                  -----------------------------------------------------------------------------
Balance June 30, 2005                                   9,500,000           950      222,891,117       22,290        8,897,002
                                                  =============================================================================

                                                                  Accumulated
                                                                     Other          Total
                                                  Accumulated    Comprehensive   Stockholders'
                                                   (Deficit)        Income          Equity
                                                                    (Loss)        (Deficit)
                                                  --------------------------------------------
Balance December 31, 2003                         (1,152,642)          (12,938)       (756,472)
Issue of stock for services                               --                --         464,820
Issue of options for services                                                          347,232
Issue of stock in private placements                      --                --         829,368
Issue of stock for acquision of Reality Group                                        2,508,000
Issue of stock for acquision of Undercover Media                                       150,000
Deferred Marketing Expenses                                                           (311,278)
Foreign currency translation adjustment                                (11,170)        (11,170)
Profit (Loss) for six months June 30, 2004        (1,110,499)                       (1,110,499)
                                                  --------------------------------------------
Balance June 30, 2004                             (2,263,141)          (24,108)      2,110,001
                                                  ============================================

Balance December 31, 2004                         (5,378,409)           (7,297)      1,544,842
Issue of options for services                                                          190,456
Issue of Preference Shares for services                                                200,000
Issue of Preference Shares as
    Performance Bonuses                                                                750,000
Computed discount on convertible debt                                                   32,338
Beneficial conversion feature of
    convertible debt                                                                   351,020
Issue of stock conversion of convertible debt                                          421,880
Issue of stock Videodome Share Purchase                                                 44,000
Foreign currency translation adjustment                                 (9,394)         (9,394)
Fair market value adjustment for
    available for sale securities                                       (2,658)         (2,658)
Profit (Loss) for six months June 30, 2005        (3,519,819)                       (3,519,819)
                                                  --------------------------------------------
Balance June 30, 2005                             (8,898,228)          (19,349)          2,665
                                                  ============================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Six months ended
                                                                           June 30,
                                                                     2005             2004
                                                                 ----------------------------
Operating activities:
  Net (Loss)                                                     $(3,519,819)     $(1,110,499)
                                                                 -----------      -----------
  Adjustments to reconcile net (loss) to net cash provided
    (used) by operating activities:
    Depreciation                                                      63,680           20,688
    Bad and Doubtful Debts                                            11,977               --
    Amortization of Client Lists                                      81,256           27,085
    Amortization of content                                          103,439               --
    Amortization of Software                                         134,776               --
    Non cash cost of capital                                              --          433,747
    Stock issued for consulting services                             190,456            7,553
    Stock issued for consulting services                             200,000          138,722
    Stock issued as performance bonuses                              750,000               --
    Amortizations of Debt Discount and Beneficial
       Conversion Features                                           440,033               --
    Minority Interest in Reality                                      16,768               --

  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                           (252,946)         (81,273)
      Other assets                                                   (85,176)           7,088

    Increase (decrease) in:
      Accounts payable                                               618,173         (172,980)
      Accrued Expenses                                              (169,954)         125,762
      Income Tax payable                                             (10,505)            (970)
      Accrued Employee Benefits                                       32,240             (302)
      Other liabilities                                               (2,727)         170,342

  Total adjustments                                                2,121,490          675,462
                                                                 -----------      -----------

  Net cash (used) by operating activities - Forward               (1,398,329)        (435,037)
                                                                 -----------      -----------

Investing activities:
  Capitalization of Content                                         (102,183)              --
  Purchase of equipment                                             (148,845)         (19,205)
  Deferred payment Reality shareholders                                   --               --
  Investment in VideoDome                                           (100,000)              --
  Net cash received in acquisition of Reality & VideoDome                 --           30,374
                                                                 -----------      -----------

  Net cash (used)/provided by investing activities - Forward     $  (351,028)     $    11,169

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      Six months ended
                                                                                           June 30,
                                                                                     2005             2004
                                                                                 ----------------------------
  Net cash (used)/provided by operating activities - Forwarded                   $(1,398,329)     $  (435,037)
                                                                                 -----------      -----------

  Net cash (used) by investing activities - Forwarded                               (351,028)          11,169
                                                                                 -----------      -----------

Financing activities:
  Capital contribution                                                                    --          750,120
  Increase (Decrease) in Bank Overdraft                                              194,709          (42,596)
  Increase in related party loans                                                    (39,549)              --
  (Decrease) in related party loans                                                       --          (68,021)
  Increase in stockholder loan                                                       600,000           87,981
  (Decrease) in stockholder loan                                                          --          (88,641)
  Convertible Note                                                                   965,000               --
  Repayment of Convertible Note                                                     (142,857)              --
  Repayment of Note payable                                                               --          (62,500)
  Repayment of capital leases                                                        (13,177)          (5,085)
                                                                                 -----------      -----------

  Net cash provided by financing activities                                        1,564,126          571,258
                                                                                 -----------      -----------

Effect of exchange rate changes on cash                                              (15,555)         (17,426)
                                                                                 -----------      -----------

  Net (decrease) increase in cash                                                   (200,786)         129,964

Cash at beginning of periods                                                         321,602           26,371
                                                                                 -----------      -----------

  Cash at end of periods                                                         $   120,816      $   156,335
                                                                                 ===========      ===========

Supplemental Cash Flow Information:
Cash paid during the periods for:
Interest                                                                         $   112,365      $    55,023
Income taxes                                                                     $    66,137      $        --

Supplemental disclosure of non-cash financing and investing activities
Purchase agreement of Videodome Networks.com Inc.(see note 9)                    $    44,000      $        --
Conversions of Convertible Notes (see note 9)                                    $   421,881      $        --

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses before income tax of approximately $1,207,000 for the three months ended June 30, 2005, compared to $459,000 for the three months ended June 30, 2004 and $3,463,000 for the six months ended June 30, 2005, compared to $1,106,000 for the six months ended June 30, 2004. Additionally, as of June 30, 2005, we had a net working capital deficiency of approximately $1,860,000 and negative cash flows from operating activities of approximately $1,398,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the second half of fiscal 2005, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.


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

(D) Fair value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, related party amounts, accounts payable and accrued liabilities approximate their fair values because of the immediate or short-term maturity of these financial instruments. The values of our debt instruments approximate their carrying values based on rates currently available to us.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

(H) Intangible Assets - Intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. All intangible assets are reviewed for impairment annually or more frequently if deemed necessary and no impairment write-offs has been recorded.

(I) Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of June 30, 2005, two customers accounted for approximately 26% and 19% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of June 30, 2005 was $52,494.

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

(K) Earnings (Loss) Per Share Calculation - Net loss per share is based on the weighted average number of shares outstanding. reflecting the shares issued in the merger as outstanding for all periods presented.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

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

We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use.

(M) Non Cash Cost of Capital - During the six month periods ended June 30, 2005 and 2004, non cash cost of capital included options issued for capital raising services and options attached to stock issued for cash which were valued using the Black-Scholes method totaling $-0- and $433,747, respectively.

(N) Advertising Expense - Our policy is to expense advertising costs as incurred. We incurred no significant advertising expense in the six months ended June 30, 2005 or 2004.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(3) Marketable Securities - At Fair Value

The Company has classified its investments in marketable securities as available for sale in conformity with generally accepted accounting principles.

Cost and fair value of marketable securities available for sale as of June 30, 2005 are as follows:

                                       Unrealized     Unrealized
                           Cost           Gain          Losses       Fair Value
                        ----------     ----------     ----------     ----------

Common Stock            $   25,338     $       --     $   12,973     $   12,365
                        ==========     ==========     ==========     ==========

Available for sale securities are valued at fair value, with unrealized gains and losses shown as a separate component of stockholders' equity. For the six months ended June 30, 2005, comprehensive income/(loss) includes unrealized holding losses of $2,658.

Realized gains and losses are determined on the basis of sales price compared to original cost. Cost is determined under the specific identification method. During the six months ended June 30, 2005, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

                                                                           2005
                                                                         -------

Sales Proceeds                                                           $   NIL
                                                                         =======

Gross Realized Losses                                                    $   NIL
                                                                         =======

Gross Realized Gains                                                     $   NIL
                                                                         =======

The unrealized loss on marketable securities, which is included as a component of accumulated other comprehensive loss in the accompanying balance sheet, totaled $12,973.

(4) Leases

The Company is a party to a number of noncancelable lease agreements primarily involving office premises and computer equipment. Computer equipment leases are generally for 3-year periods and the lease of office premises is for a 4-year period ending April 2006. The office premises lease has a renewal option for an additional 3-year term.

The following is a schedule of future minimum payments under capital leases and operating leases and obligations under capital leases (present value of future minimum rentals) as of June 30, 2005.

Periods January to December               Operating
unless stated otherwise                    Capital      Property       Total
-----------------------                    --------     --------     --------

2005 July-December                         $ 30,479     $177,770     $208,249
2006                                         23,320      179,133      202,453
2007                                         32,260      136,156      168,416
2008                                         32,551      120,200      152,751

2009 and Thereafter                              --           --           --
                                           --------     --------     --------

Total Minimum Lease Payments                118,610     $613,259     $731,869
                                                        ========     ========
Less Amount Representing Interest             8,437
                                           --------

Total Obligations Under Capital Leases     $110,173
                                           ========

Rent expense amounted to $79,211 and $26,980 for the three months ended June 30, 2005 and 2004, respectively and $138,347 and $29,271 for the six months ended June 30, 2005 and 2004, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(5) Property and Equipment

Property and equipment at June 30, 2005 consists of the following:

                                  Plant and                   Motor
                                  Equipment                  Vehicles
                     Plant and     Capital      Motor        Capital     Computer       Other
                     Equipment      Lease      Vehicles       Lease      Software     Equipment      Total
                     ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cost                 $ 175,415    $   8,849    $   3,986    $ 105,586    $  35,879    $ 278,456    $ 608,171
Accumulated
Depreciation           (39,227)      (2,154)        (585)     (16,582)     (14,960)     (54,920)    (128,428)
                     ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net                  $ 136,188    $   6,695    $   3,401    $  89,004    $  20,919    $ 223,536    $ 479,743
                     =========    =========    =========    =========    =========    =========    =========

Estimated Useful
 Life                10 years      3 years      6 years      7 years      2 years      5 years

Depreciation  expense  (including  amortization of capital lease assets) totaled
$29,048 and $18,501 for the three months ended June 30, 2005 and 2004, respectively, and $63,679 and $20,688 for the six months ended June 30, 2005 and 2004, respectively.

(6) Income Taxes

The provision (benefit) for income taxes consisted of the following:

                                      Three Months Ended      Six Months Ended
                                            June 30                 June 30,
                                      ------------------     ------------------
                                        2005       2004        2005       2004
                                      -------    -------     -------    -------
Current:
  Australian Federal Tax Expense      $10,924    $ 5,589     $15,645    $ 5,589
Non Current:
  Australian Federal Tax Expense        1,280     (2,495)     24,808     (2,495)
                                      -------    -------     -------    -------
Totals                                $12,204    $ 3,094     $40,453    $ 3,094
                                      =======    =======     =======    =======

Reported income tax expense differs from the amount of income tax expense that would result from applying federal tax rates due to the application of Australian tax law.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(6) Income Taxes (Continued)

The components of deferred tax assets and liabilities were as follows:

                                                                 June 30,
                                                            -------------------
                                                              2005       2004
                                                            -------     -------
Deferred Tax Assets:
Provision Accounts                                          $12,959     $13,168
Depreciation                                                    608        (261)
Other Liabilities                                             3,273       4,107
                                                            -------     -------
Totals                                                      $16,840     $17,014
                                                            =======     =======

(7) Goodwill and Intangible Assets

Goodwill of $1,990,413 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition.

At June 30, 2005 intangible assets include the following:

                              Customer List       Software           Content
                              -------------     -------------     -------------

Cost                          $     650,054     $   1,299,761     $     344,639
Less Amortization                  (189,596)         (173,302)         (189,152)
                              -------------     -------------     -------------

Totals                        $     460,458     $   1,126,459     $     155,487
                              =============     =============     =============

The customer lists were acquired as a component of the Reality acquisition and are being amortized over a 4 year period on a straight line basis. It is estimated that the aggregate annual amortization expense for each of the next 3 years will be $162,510 for customer lists. The software is being amortized over a 5 year period on a straight line basis. It is estimated that the minimum aggregate annual amortization expense for each of the next 4 years will be $259,952 for software. Content is made up of digital videos, audio and photographs and is capitalized at the cost of production. Content is amortized over a 2 year period on a straight line basis. It is estimated that the minimum amortization of content costs will total $126,978 and $33,473 for the years ending December 31, 2006 and 2005, respectively.

Amortization for the three and six months ended June 30, 2004 and 2005 amounted to $27,085 and $27,085 and $171,448 and $319,471, respectively.

The Company's policy is to regularly review goodwill and intangible assets to determine if they have been permanently impaired by adverse conditions. As at June 30, 2005 management does not believe the goodwill or intangible assets to be impaired

(8) Shareholder Loan Payable

The Company has periodically received cash advances from its Chief Executive Officer. These amounts are recorded as a loan payable by the Company. The interest on the loan is 10% per annum and the outstanding balance as of June 30, 2005 was $1,100,000. Interest expense for this loan amounts to $19,736 and $13,088 for the three months ended June 30, 2005 and 2004, respectively and $32,382 and $25,525 for the six months ended June 30, 2005 and 2004, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(9) Stock Issuances

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

On May 9, 2005 the requirements of the second milestone in the stock purchase agreement with Bickhams Media and Daniel and Vardit Aharonoff dated November 1, 2004, being Commercial Launch of combined platform ROO Media and VideoDome Media Manager platform, was met. Therefore, the Company authorized the payment of $100,000 and issued 2,000,000 shares of common stock.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(10) Callable Secured Convertible Notes (Continued)

Upon placement of the callable secured convertible notes and the issuance of the detachable warrants, the Company recorded this event under the guidance of the Emerging Issues Task Force (EITF) issue number 00-27 "Application of issue No. 98-5 to Certain Convertible Instruments".

The Company computed the value of the beneficial conversion feature as $585,040 for first placement, $469,804 for the second placement and $351,020 for the third placement and these were charged to interest expense. The Company also recorded a discount of $46,576 for the first placement, $43,006 for the second placement and $32,338 for the third placement for the detachable warrants issued in conjunction with the callable secured convertible notes. The convertible note is shown net of the unamortized discount on the balance sheet. The discount is being amortized on a straight line basis over the life of the callable secured convertible notes. Amortization expense for the discount amounted to $15,199 and $0 for the three months ended June 30, 2005 and 2004 respectively and $28,503 and $0 for the six months ended June 30, 2005 and 2004 respectively.

On May 12, 2005, ROO Group, Inc. (the "Company") entered into a letter agreement with the holders of the Company's outstanding $3,000,000 principal amount of callable secured convertible notes (the "Notes"). In consideration for the sum of $200,000 cash, the note holders agreed not to convert any amount due under the Notes at a conversion price less than $0.10 per share for a period of 60 calendar days after the date such Holders are paid the $200,000. The $200,000 is to be applied as follows: (1) $142,857 to the outstanding principal balance on the Notes, and (2) $57,143 as the redemption premium, in accordance with the terms of the Notes. These amounts were paid to each note holder in accordance with each note holder's proportionate ownership of the total aggregate $3,000,000 principal amount of the Notes on May 19, 2005. In addition, the note holders consented to a loan from Robert Petty, the Company's Chairman and Chief Executive Officer, to the Company in the amount of $600,000 on the same terms of the currently outstanding $500,000 debt owed by the Company to Mr. Petty.

(11) Subsequent Events

On July 18, 2005, ROO Group, Inc. (the "Company") entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of: (i) $2,500,000 in callable secured convertible notes; and (ii) warrants to purchase 5,000,000 shares of the Company's common stock. The callable secured convertible notes and the warrants will be issued to the investors pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The  investors  are  obligated to provide the Company with the funds as follows:
(i) $550,000 was disbursed on July 19, 2005; and (ii) approximately $177,273 will be disbursed on the final business day of each month beginning in August 2005 and ending June 2006. However, the entire $2,500,000 must be funded by the investors within five business days after effectiveness of a registration statement covering the number of shares of common stock underlying the callable secured convertible notes and the warrants.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(11) Subsequent Events (Continued)

The callable secured convertible notes mature three years from the date of issuance and bear interest at 8% per annum, provided that no interest will be due for any month in which the trading price of the Company's common stock is greater than $0.02575 for each trading day of the month. The callable secured convertible notes are convertible into the Company's common stock at the investors' option, at the lower of: (i) $0.10 (the "Fixed Conversion Price"); or
(ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. The Fixed Conversion Price will be adjusted in the event the Company issues common stock at a price below $0.10, with the exception of securities granted under employee stock option plans.

The Company may prepay the callable secured convertible notes in full if the Company pays the investors an amount in cash equal to either: (i) 125% for prepayments occurring within 30 days of the issue date; (ii) 135% for prepayments occurring between 31 and 60 days of the issue date; or (iii) 150% for prepayments occurring after the 60th day following the issue date. If the trading price of the Company's common stock is below $0.10 for each day of a particular month after the issue date, the Company may prepay a portion of the outstanding principal amount of the callable secured convertible notes equal to 104% of the principal amount divided by 36 plus one month's interest. Each time the Company prepays a portion of the outstanding principal amount of the callable secured convertible notes, the investors may not convert any amount of notes during the remainder of the month in which the Company makes the partial prepayment.

Upon a default under the terms of the callable secured convertible notes, the Company must pay the investors 130% of the principal amount plus unpaid interest due, if any. In addition, the Company granted the investors a security interest in substantially all of its assets, including the assets of wholly owned subsidiaries, and intellectual property. The Company also granted the investors a security interest in all of the capital stock of any corporation owned by the Company.

The Company is required to file a registration statement with the Securities and Exchange Commission, which will include the common stock underlying the callable secured convertible notes and the warrants, within 30 days from receipt of a written demand from the investors for the Company to do so. If the registration statement is not declared effective within 120 days following the investor demand, the Company is required to pay liquidated damages to the investors in an amount equal to three percent of the outstanding principal amount of the callable secured convertible notes per month. In the event the Company breaches any representation or warranty in the Securities Purchase Agreement, the Company is required to pay liquidated damages in shares or cash, at the election of the investors, in an amount equal to three percent of the outstanding principal amount of the callable secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.20 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of: (i) any securities issued as of the date of the warrants; (ii) any stock or options which may be granted or exercised under any employee benefit plan; or (iii) any shares of common stock issued in connection with the callable secured convertible notes issued pursuant to the Securities Purchase Agreement.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(11) Subsequent Events (Continued)

The conversion price of the callable secured convertible notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the investors' position.

The investors have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

On July 19, 2005 the Company issued 10,800,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0013 per share to reduce the amount owing on the convertible notes by a total of $140,400.

On July 22, 2005 the Company issued 11,400,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0114 per share to reduce the amount owing on the convertible notes by a total of $129,960.

On July 29, 2005 the Company issued 11,400,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.0101 per share to reduce the amount owing on the convertible notes by a total of $115,140.

                               . . . . . . . . . .

Item 2.      Management's Discussion and Analysis or Plan of Operation.

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the three and six months ended June 30, 2005 and 2004. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 80% subsidiary Reality Group Pty. Ltd. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty Ltd., its 76%-owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome, Inc. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

REVENUES

Total revenues increased by $408,334 from $1,140,972 for the three months ended June 30, 2004 to $1,549,306 for the three months ended June 30, 2005, an increase of 36%, and by $1,987,580 from $1,149,474 for the six months ended June 30, 2004 to $3,137,054 for the six months ended June 30, 2005, an increase of 173%. The increase over the periods reflects the inclusion of revenues of Reality Group Pty Ltd. from the date of the acquisition of that company and the increasing sales revenue from operations.

EXPENSES

OPERATIONS. Operating expenses increased by $298,575 from $789,754 for the three months ended June 30, 2004 to $1,088,329 for the three months ended June 30, 2005, an increase of 38%, and by $1,232,222 from $789,754 for the six months ended June 30, 2004 to $2,021,976 for the six months ended June 30, 2005, an increase of 156%. The increase over the periods reflects the inclusion of operating expenses of Reality Group Pty Ltd. from the date of the acquisition of that company and the increasing costs associated with revenue generation. These expenses are primarily the costs directly associated with the generation of revenues. They include content costs, photography and production costs and printing of finished materials.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $78,491 from $83,371 for the three months ended June 30, 2004 to $161,862 for the three months ended June 30, 2005, an increase of 94%. Research and development expenses increased by $159,971 from $146,001 for the six months ended June 30, 2004 to $305,972 for the six months ended June 30, 2005, an increase of 110%. The increase in research and development expenses was due primarily to the increase in development activities associated with enhancements to our management platform which was acquired in the acquisition of Videodome Networks, Inc.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for advertising, sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products and services to market. These expenses increased by $361,198 from $115,558 for the three months ended June 30, 2004 to $476,756 for the three months ended June 30, 2005, an increase of 313%, and by $744,626 from $168,061 for the six months ended June 30, 2004 to $912,687 for the six months ended June 30, 2005, an increase of 443%. This increase was due primarily to the inclusion of the sales and marketing expenses of Reality Group Pty Ltd. and increased costs in the sales and marketing of our products.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $261,816 from $501,477 for the three months ended June 30, 2004 to $763,293 for the three months ended June 30, 2005, an increase of 52%, and by $2,050,128 from $591,160 for the six months ended June 30, 2004 to $2,641,288 for the six months ended June 30, 2005, an increase of 347%. This increase was due primarily to providing administrative support to the increased activity of operations and the issuance of stock and options valued at $1,140,456 of which $750,000 were to our directors and executive officers, Robert Petty and Robin Smyth, as performance bonuses.

REDEMPTION PREMIUM ON CONVERTIBLE NOTE

On May 19, 2005, we applied $200,000 of the $600,000 gross proceeds from Mr. Petty's loan to redeem $142,857 principal amount of the Company's outstanding $3,000,000 principal amount of callable secured convertible notes. The difference between the amount paid and the principal amount redeemed of $57,143 was expensed as a redemption premium on the convertible note.

INTEREST INCOME

Interest Income increased by $3,258 from $729 for the three months ended June 30, 2004 to $3,987 for the three months ended June 30, 2005, an increase of 447%, and by $3,271 from $774 for the six months ended June 30, 2004 to $4,045 for the six months ended June 30, 2005, an increase of 423%.

INTEREST EXPENSE, RELATED PARTY

Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chairman and Chief Executive Officer. The expense increased by $6,648 from $13,088 for the three months ended June 30, 2004 to $19,736 for the three months ended June 30, 2005, an increase of 51%, and by $6,857 from $25,525 for the six months ended June 30, 2004 to $32,382 for the six months ended June 30, 2005, an increase of 27%. The increase is due to the increase in the amount of loan outstanding and the amortization of debt discount and beneficial conversion features.

INTEREST EXPENSE, OTHER

Interest expense, other, includes the interest payable to callable secured convertible notes. The expense increased by $108,804 from $24,546 for the three months ended June 30, 2004 to $133,350 for the three months ended June 30, 2005, an increase of 443%, and by $163,707 from $29,498 for the six months ended June 30, 2004 to $221,229 for the six months ended June 30, 2005, an increase of 650%. The increase is due to the increasing amount of callable secured convertible notes outstanding and the amortization of debt discount and beneficial conversion features.

INTEREST EXPENSE, OTHER NON CASH

Interest expense, other non cash is the amount the company computed as the value of the beneficial conversion feature of the third placement of the callable secured convertible note which was charged to interest expense.

NET LOSS BEFORE INCOME TAXES

Net loss before income taxes was $1,207,176 for the three months ended June 30, 2005, compared to a net loss of $458,623 for the three months ended June 30, 2004, an increase of $748,553 or 163%, and $3,462,598 for the six months ended June 30, 2005, compared to a net loss of $1,106,028 for the six months ended June 30, 2004, an increase of $2,356,570 or 213%. The increase in our net loss is due to the increase in activities to develop products for revenue generation sales and marketing expenses in generating revenue and the increase in administrative expenses to support these activities, which are described above.

LIQUIDITY AND CAPITAL RESOURCES

From ROO Media Corporation's inception through June 30, 2005, we have financed our activities through funding from a loan facility from Robert Petty, our Chairman and Chief Executive Officer, and through private placements of convertible debt with detachable warrants.

Net cash used in operating activities was $1,398,329 for the six months ended June 30, 2005, compared to $435,037 for the six months ended June 30, 2004, an increase of 214%. The increase in net cash used in operating activities is primarily the result of the increase in our net operating losses.

Net cash used in investing activities was $351,028 for the six months ended June 30, 2005, compared to net cash provided by investing activities for the six months ended June 30, 2004 of $11,169, an increase in net cash used investing activities of $362,197. The increase in net cash used in investing activities is primarily the result of the cost of acquisitions, purchase of equipment and the capitalization of content costs.

Net cash provided by financing activities was $1,564,126 for the six months ended June 30, 2005 compared to $571,258 for the six months ended June 30, 2004, an increase of $992,868 or 174%. The increase in net cash provided by financing activities was primarily due to an increase in the loan from Robert Petty, our Chairman and Chief Executive Officer and a debt financing through a convertible note, which is described below.

We entered into a Securities Purchase Agreement with four accredited investors on September 10, 2004 for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of common stock. On February 9, 2005, the third tranche of the transaction closed and we issued an aggregate principal amount of $1,000,000 callable secured convertible notes and warrants to purchase an aggregate of 1,000,000 shares of common stock in consideration for net proceeds of $965,000.

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

On May 18, 2005, we entered into a Note Purchase Agreement with Robert Petty, our Chairman and Chief Executive Officer. In consideration for gross proceeds of $600,000, we incurred a debt payable to Mr. Petty in the amount of $600,000. We paid transaction fees totaling $92,500, which includes a $60,000 placement agent fee in connection with the sale by Mr. Petty of $600,000 principal amount of Secured Convertible Promissory Notes (described below) and $32,500 in legal fees in connection with the below transactions. As evidence of the $600,000 debt and a prior existing $500,000 debt payable to Mr. Petty, we issued Mr. Petty a promissory note in the principal amount of $1,100,000. The principal sum of $1,100,000 plus interest at the rate of 10% per annum calculated beginning June 1, 2005 is due to be re-paid on December 31, 2005. Our obligations under the promissory note are secured by a subordinated security interest in all of our assets.

On May 19, 2005, we applied $200,000 of the $600,000 gross proceeds from Mr. Petty's loan to redeem $142,857 principal amount of the Company's outstanding $3,000,000 principal amount of callable secured convertible notes. As consideration for the redemption, the holders of the Notes agreed not to convert any amount due under the Notes at a conversion price less than $0.10 per share for a 60-day period ending July 18, 2005.

In connection with the above loan from Mr. Petty to the Company, Mr. Petty personally sold an aggregate of $600,000 principal amount of Secured Convertible Promissory Notes to certain investors. The Secured Convertible Promissory Notes are convertible into common stock held by Mr. Petty at a price of $.0.025 per share. Mr. Petty's obligations under the Secured Convertible Promissory Notes are secured by a subordinated security interest in the $1,100,000 principal amount promissory note payable by the Company to Mr. Petty. The Secured Convertible Promissory Notes bear interest at a rate of 8% per annum. .

As partial consideration for the loan from Mr. Petty, we entered into a registration rights agreement, pursuant to which we agreed to prepare and file a registration statement providing for the resale of the shares of common stock issuable upon conversion of the Secured Convertible Promissory Notes, including shares of common stock that may be issued as interest payments under the Secured Convertible Promissory Notes. If the registration statement is not filed by November 25, 2005 or declared effective by December 25, 2005, Mr. Petty must pay liquidated damages equal to 2% per calendar month or portion thereof of the aggregate principal amount of the Secured Convertible Promissory Notes. Any liquidated damages may be paid in Mr. Petty's option in cash or shares of common stock of the Company which are owned by Mr. Petty.

As of June 30, 2005, we had a working capital deficiency of approximately $1,860,000. Our cash balance as of June 30, 2005 of $120,816 is, in management's opinion, not sufficient to ensure our continued operation and the payment of debts until our business is profitable and generating sufficient cash flow to meet our liquidity requirements, of which there can be no assurance. We do not expect additions to property and equipment to be material in the near future.

We anticipate that our liquidity needs over the next 12 months will require additional financings. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. To meet current liquidity requirements a Securities Purchase Agreement was entered into on July 18, 2005 which is described subsequent events. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

SUBSEQUENT EVENT

On July 18, 2005, we entered into a Securities Purchase Agreement with four accredited investors for the sale of: (i) $2,500,000 in callable secured convertible notes; and (ii) warrants to purchase 5,000,000 shares of common stock. The investors are obligated to provide us with the funds as follows: (i) $550,000 was disbursed on July 19, 2005; and (ii) approximately $177,273 will be disbursed on the final business day of each month beginning in August 2005 and ending June 2006. However, the entire $2,500,000 must be funded by the investors within five business days after effectiveness of a registration statement covering the number of shares of common stock underlying the callable secured convertible notes and the warrants.

The callable secured convertible notes mature three years from the date of issuance and bear interest at 8% per annum, provided that no interest will be due for any month in which the trading price of our common stock is greater than $0.02575 for each trading day of the month. The callable secured convertible notes are convertible into our common stock at the investors' option, at the lower of: (i) $0.10 (the "Fixed Conversion Price"); or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. The Fixed Conversion Price will be adjusted in the event we issue common stock at a price below $0.10, with the exception of securities granted under employee stock option plans.

We may prepay the callable secured convertible notes in full if we pay the investors an amount in cash equal to either: (i) 125% for prepayments occurring within 30 days of the issue date; (ii) 135% for prepayments occurring between 31 and 60 days of the issue date; or (iii) 150% for prepayments occurring after the 60th day following the issue date. If the trading price of our common stock is below $0.10 for each day of a particular month after the issue date, we may prepay a portion of the outstanding principal amount of the callable secured convertible notes equal to 104% of the principal amount divided by 36 plus one month's interest. Each time we prepay a portion of the outstanding principal amount of the callable secured convertible notes, the investors may not convert any amount of notes during the remainder of the month in which we make the partial prepayment.

Upon a default under the terms of the callable secured convertible notes, we must pay the investors 130% of the principal amount plus unpaid interest due, if any. In addition, we granted the investors a security interest in substantially all of our assets, including the assets of wholly owned subsidiaries, and intellectual property. We also granted the investors a security interest in all of the capital stock of any corporation owned by us.

We are required to file a registration statement with the Securities and Exchange Commission, which will include the common stock underlying the callable secured convertible notes and the warrants, within 30 days from receipt of a written demand from the investors for us to do so. If the registration statement is not declared effective within 120 days following the investor demand, we are required to pay liquidated damages to the investors in an amount equal to three percent of the outstanding principal amount of the callable secured convertible notes per month. In the event we breach any representation or warranty in the Securities Purchase Agreement, we are required to pay liquidated damages in shares or cash, at the election of the investors, in an amount equal to three percent of the outstanding principal amount of the callable secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.20 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of: (i) any securities issued as of the date of the warrants; (ii) any stock or options which may be granted or exercised under any employee benefit plan; or (iii) any shares of common stock issued in connection with the callable secured convertible notes issued pursuant to the Securities Purchase Agreement.

The conversion price of the callable secured convertible notes and the exercise price of the warrants may also be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investors' position.

The investors have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

EXCHANGE RATE RISK

We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Euro and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Europe, the United Kingdom and Australia, where we invoice our customers primarily in euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three and six months ended June 30, 2005 and 2004.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $1,207,000 for the three months ended June 30, 2005, compared to $459,000 for the three months ended June 30, 2004 and $3,463,000 for the six months ended June 30, 2005, compared to $1,106,000 for the six months ended June 30, 2004. Additionally, as of June 30, 2005, we had a net working capital deficiency of approximately $1,860,000 and negative cash flows from operating activities of approximately $1,398,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the second half of fiscal 2005, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3.    Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2005 the requirements of the second milestone in the stock purchase agreement with Bickhams Media and Daniel and Vardit Aharonoff dated November 1, 2004 being Commercial Launch of combined platform ROO Media and VideoDome Media Manager platform having been met the Company authorized the payment of $100,000 and that 2,000,000 shares of common stock of the Corporation be issued. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933. No advertising or general solicitation was employed in offering the shares. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of the above security holders who were not represented that they are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the above persons had access to our Securities and Exchange Commission filings.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

References to "the Company" in the following exhibit list mean ROO Group, Inc., a Delaware corporation.

Exhibit
Number                                   Description
--------------------------------------------------------------------------------

10.1 Sublease dated April 1, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 13, 2005)

10.2 Letter agreement dated May 12, 2005 between the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 12, 2005)

10.3 Note Purchase Agreement made as of May 18, 2005 by and between ROO Group, Inc. and Robert Petty (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.4 Promissory Note in the principal amount of $1,100,000 issued to Robert Petty (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24,
               2005)

10.5 Registration Rights Agreement made as of May 18, 2005 by and among Robert Petty, ROO Group, Inc. and the purchasers listed on
               Schedule I thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROO GROUP, INC.

      Dated: August 22, 2005           By: /s/ Robert Petty
                                           -------------------------------------
                                           Robert Petty
                                           Chief Executive Officer


      Dated: August 22, 2005           By: /s/ Robin Smyth
                                           -------------------------------------
                                           Robin Smyth
                                           Chief Financial Officer