Form 10QSB
period 2005-09-30
ROO GROUP INC
filed 2005-11-18
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                       OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[_]    TRANSITION REPORT UNDER SECTION 13  OR  15(d) OF THE EXCHANGE ACT FOR THE
                         TRANSITION PERIOD FROM ______________ TO ______________
                         COMMISSION FILE NUMBER ________________________________

                                 ROO Group, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      11-3447894
--------------------------------                     -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                       Identification No.)

                228 East 45th Street 8th Floor New York, NY 10017
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (646) 352-0260
                         -----------------------------
                           (Issuer's telephone number)

                                 WITH COPIES TO:

                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2005, the issuer had 11,232,448 outstanding shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
Yes [_]  No [X]

                                TABLE OF CONTENTS

                                                                                              Page
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements ...........................................................      1
                   Consolidated Balance Sheet ............................................      1
                   Consolidated Statements of Operations and Comprehensive Income (Loss)..      2
                   Consolidated Statements of Stockholders' Equity (Deficit) .............      3
                   Consolidated Statements of Cash Flows .................................      4
                   Notes to Consolidated Financial Statements ............................      6
Item 2.   Management's Discussion and Analysis or Plan of Operation ......................     20
Item 3.   Controls and Procedures ........................................................     27

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................................     27
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ....................     27
Item 3.   Defaults Upon Senior Securities ................................................     28
Item 4.   Submission of Matters to a Vote of Security Holders ............................     28
Item 5.   Other Information ..............................................................     28
Item 6.   Exhibits .......................................................................     28

SIGNATURES ...............................................................................     30

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005.
(UNAUDITED)
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                               $    740,172
   Accounts Receivable                                                        1,478,093
   Related Party Loans                                                          252,032
   Other Current Assets                                                         300,516
                                                                           ------------
   Total Current Assets                                                       2,770,813
                                                                           ------------
Marketable Equity Securities - Available for Sale                                10,575
Property and Equipment - Net                                                    477,847
Deferred Tax Assets                                                              18,182
Content - Net                                                                   177,379
Software - Net                                                                1,061,471
Customer List - Net                                                             419,830
Goodwill                                                                      1,990,413
                                                                           ------------
   Total Assets                                                            $  6,926,510
                                                                           ============
Liabilities and Stockholders' Equity:
Current Liabilities:
   Bank Overdraft                                                          $    443,476
   Accounts Payable                                                           1,024,922
   Capital Leases                                                                33,780
   Accrued Expenses                                                             199,863
   Stockholder Loans Payable                                                    950,000
   Income Tax Payable                                                            72,783
   Accrued Employee Benefits                                                    117,501
   Other Current Liabilities                                                    638,650
                                                                           ------------
   Total Current Liabilities                                                  3,480,975
                                                                           ------------
Non Current Liabilities:
   Capital Leases                                                                69,492
                                                                           ------------
   Total Non-Current Liabilities                                                 69,492
                                                                           ------------
Commitments                                                                          --
                                                                           ------------
Minority Interest                                                                50,052
                                                                           ------------
Stockholders' Equity:
   Series A Preferred Shares, $0.0001 Par Value: Authorized 10,000,000
     Shares; Issued and Outstanding 9,500,000                                       950
   Common Stock, $.0001 Par Value: Authorized 500,000,000 shares;
     Issued and Outstanding 8,963,155                                               896
   Paid-in Capital                                                           15,809,773
   Accumulated Deficit                                                      (12,457,203)
   Accumulated Other Comprehensive Loss                                         (28,425)
                                                                           ------------
   Total Stockholders' Equity                                                 3,325,991
                                                                           ------------
   Total Liabilities and Stockholders' Equity                              $  6,926,510
                                                                           ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                    Three months ended               Nine months ended
                                                      September 30                      September 30
                                              ----------------------------      ----------------------------
                                                 2005             2004             2005              2004
                                              -----------      -----------      -----------      -----------
Revenues                                      $ 1,605,263      $   968,691      $ 4,742,317      $ 2,118,165
                                              -----------      -----------      -----------      -----------
Expenses:
  Operations                                      980,184          583,729        3,002,160        1,373,483
  Research and Development                        206,907           86,234          512,879          232,235
  Sales and Marketing                             726,787          266,288        1,639,474          434,349
  General and Administration                      913,258          762,975        2,414,090        1,354,135
  General and Administration (Non Cash)                --               --        1,140,456               --
                                              -----------      -----------      -----------      -----------
  Total Expenses                                2,827,136        1,699,226        8,709,059        3,394,202
                                              -----------      -----------      -----------      -----------
  (Loss) from Operations                       (1,221,873)        (730,535)      (3,966,742)      (1,276,037)
Non Cash Cost of Capital                         (498,291)         (78,483)        (498,291)        (512,230)
Cost of Capital                                  (525,378)              --         (525,378)         (72,530)
Commission on Loan Procurement                         --               --          (60,000)              --
Cost of Omnibus Consent and Waiver
     Agreement                                    (77,993)              --          (77,993)              --
Redemption Premium on Convertible Notes          (743,948)              --         (801,091)              --
Agreement Termination Costs                            --         (210,000)              --         (210,000)
Interest Income                                       284               76            4,329              850
Interest Expense - Related Party                  (32,385)         (12,853)         (64,767)         (38,378)
Non Cash Interest Expense - Related Party         (62,395)              --          (62,395)              --
Interest Expense - Other                          (31,070)         (10,476)        (163,287)         (39,974)
Financing Fees - Convertible Notes               (319,220)        (587,558)        (759,252)        (587,558)
                                              -----------      -----------      -----------      -----------
  Net (Loss) before Income Taxes               (3,512,269)      (1,629,829)      (6,974,867)      (2,735,857)

Income Taxes                                       32,525            7,518           72,978           10,612
                                              -----------      -----------      -----------      -----------
  Net (Loss) before Minority Interest          (3,544,794)      (1,637,347)      (7,047,845)      (2,746,469)

Minority Interest                                  14,181            2,724           30,949            4,101
                                              -----------      -----------      -----------      -----------
  Net (Loss)                                  $(3,558,975)     $(1,640,071)     $(7,078,794)     $(2,750,570)
                                              ===========      ===========      ===========      ===========
Net (loss) per Common Share,
Basic and Diluted                             $     (0.54)     $     (0.45)     $     (1.44)     $     (0.80)
                                              ===========      ===========      ===========      ===========
Average Common Shares outstanding               6,549,460        3,629,292        4,920,512        3,418,128
                                              ===========      ===========      ===========      ===========
Comprehensive (Loss):
  Net (Loss)                                  $(3,558,975)     $(1,640,071)     $(7,078,794)     $(2,750,570)
  Foreign Currency Translation                     (7,286)           5,533          (16,680)          (5,637)
  Fair Market Value Adjustment for
   available for sale securities                   (1,790)          (9,148)          (4,448)          (9,148)
                                              -----------      -----------      -----------      -----------
  Comprehensive (Loss)                        $(3,568,051)     $(1,643,686)     $(7,099,922)     $(2,765,355)
                                              ===========      ===========      ===========      ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDES' EQUITY (DEFICIT)
(UNAUDITED)
--------------------------------------------------------------------------------



                                                                           Preference                    Common
                                                        Series A             Shares      Common           Stock
                                                   Preference Shares       Par Value     Stock          Par Value
                                              --------------------------------------------------------------------
Balance December 31, 2003                                                              3,153,383             315
Issue of stock for services                                                              110,330              11
Issue of options for services
Issue of stock in private placements                                                     166,234              17
Issue of stock for acquision of Reality Group                                            167,200              17
Issue of stock for acquision of Undercover Media                                          20,000               2
Issue of stock for acquision of Bickhams Media                                            80,000               8
Issue of stock for investments                                                             8,807               1
Issue of stock for termination of agreement                                               60,000               6
Computed discount on convertible debt
Beneficial conversion feature of
   convertible debt
Foreign currency translation adjustment
Fair market value adjustment for
   available for sale securities
Profit (Loss) for nine months September 30, 2004
                                              --------------------------------------------------------------------
Balance September 30, 2004                                     0               0       3,765,954             377
                                              ====================================================================

Balance December 31, 2004                                      0               0       3,911,667             391
Issue of options for services
Issue of Preference Shares for services                2,000,000             200
Issue of Preference Shares as
   Performance Bonuses                                 7,500,000             750
Computed discount on convertible debt
Beneficial conversion feature of
   convertible debt
Issue of stock conversion of convertible debt                                          1,178,154             117
Computed discount on convertible debt
Issue of warrants for Omnibus Consent and
Waiver agreement
Issue of stock Videodome Share Purchase                                                   40,000               4
Issue of stock in private placements                                                   3,833,334             384
Issue of warrants for R Petty Funding
Issue of warrants for private placement
Foreign currency translation adjustment
Fair market value adjustment for
   available for sale securities
Profit (Loss) for nine months September 30, 2005
                                              --------------------------------------------------------------------
Balance September 30, 2005                             9,500,000             950       8,963,155             896
                                              ====================================================================


                                                                                   Accumulated
                                                      Other                           Other            Total
                                                    Additional     Accumulated    Comprehensive    Stockholders'
                                                     Paid-in        (Deficit)         Income           Equity
                                                     Capital                          (Loss)         (Deficit)
                                              -------------------------------------------------------------------
Balance December 31, 2003                             408,793      (1,152,642)         (12,938)        (756,472)
Issue of stock for services                           349,408                                           349,419
Issue of options for services                         425,715                                           425,715
Issue of stock in private placements                  871,798                                           871,815
Issue of stock for acquision of Reality Group       2,507,983                                         2,508,000
Issue of stock for acquision of Undercover Media      149,998                                           150,000
Issue of stock for acquision of Bickhams Media        279,992                                           280,000
Issue of stock for investments                         25,339                                            25,340
Issue of stock for termination of agreement           209,994                                           210,000
Computed discount on convertible debt                  46,578                                            46,578
Beneficial conversion feature of                      585,040                                           585,040
   convertible debt
Foreign currency translation adjustment                                                 (5,637)          (5,637)
Fair market value adjustment for
   available for sale securities                                                        (9,148)          (9,148)
Profit (Loss) for nine months September 30, 2004                   (2,750,570)                       (2,750,570)
                                              -------------------------------------------------------------------
Balance September 30, 2004                          5,860,638      (3,903,212)         (27,723)       1,930,080
                                              ===================================================================

Balance December 31, 2004                           6,930,157      (5,378,409)          (7,297)       1,544,842
Issue of options for services                         190,456                                           190,456
Issue of Preference Shares for services               199,800                                           200,000
Issue of Preference Shares as
   Performance Bonuses                                749,250                                           750,000
Computed discount on convertible debt                  32,338                                            32,338
Beneficial conversion feature of
   convertible debt                                   351,020                                           351,020
Issue of stock conversion of convertible debt         807,263                                           807,380
Computed discount on convertible debt                 117,198                                           117,198
Issue of warrants for Omnibus Consent and
Waiver agreement                                       77,993                                            77,993
Issue of stock Videodome Share Purchase                43,996                                            44,000
Issue of stock in private placements                5,749,616                                         5,750,000
Issue of warrants for R Petty Funding                  62,395                                            62,395
Issue of warrants for private placement               498,291                                           498,291
Foreign currency translation adjustment                                                (16,680)         (16,680)
Fair market value adjustment for
   available for sale securities                                                        (4,448)          (4,448)
Profit (Loss) for nine months September 30, 2005                   (7,078,794)                       (7,078,794)
                                              -------------------------------------------------------------------
Balance September 30, 2005                         15,809,773     (12,457,203)         (28,425)       3,325,991
                                              ===================================================================

The accompanying notes are an integral part of these consolidated financial statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Nine months ended
                                                                          September 30,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 -----------      -----------
Operating activities:
   Net (Loss)                                                    $(7,078,794)     $(2,750,570)
                                                                 -----------      -----------
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
     Depreciation                                                    104,424           42,935
     Amortization of client lists                                    121,883           67,713
     Amortization of content                                         133,703            6,710
     Amortization of Software                                        199,766               --
     Non cash cost of capital                                        498,291          512,230
     Non cash cost of omnibus consent and waiver agreement            77,993               --
     Non cash agreement termination costs                                 --          210,000
     Non cash stock for services                                     190,456          334,599
     Non cash preference stock for consulting services               200,000               --
     Non cash preference stock issued as performance bonuses         750,000               --
     Non cash interest expense related party                          62,395               --
     Non cash Financing Fees on convertible note                     759,252          587,558
     Minority Interest in Reality                                     30,949               --
   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                          (529,820)         105,409
       Other assets                                                  (52,620)        (106,339)
     Increase (decrease) in:
       Accounts payable                                              608,875         (304,329)
       Accrued Expenses                                             (223,518)          89,186
       Income Tax payable                                                979          (18,378)
       Accrued Employee Benefits                                     (37,454)           4,919
       Other liabilities                                              49,701          366,542
                                                                 -----------      -----------
   Total adjustments                                               2,945,255        1,898,755
                                                                 -----------      -----------
   Net cash (used) by operating activities - Forward              (4,133,539)        (851,815)
                                                                 -----------      -----------
Investing activities:
   Capitalization of Content                                        (154,898)         (43,217)
   Proceeds from sale of equipment                                        --           30,955
   Purchase of equipment                                            (188,340)         (48,648)
   (Increase) in related party loans                                 (79,735)        (125,778)
   Investment in VideoDome                                          (100,000)        (250,000)
   Investment in Reality                                                  --         (144,456)
   Net cash received in acquisition of Reality & VideoDome                --           30,374
                                                                 -----------      -----------
   Net cash (used) by investing activities - Forward             $  (522,973)     $  (550,770)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                        2005             2004
                                                                                    -----------      -----------
   Net cash (used) by operating activities - Forwarded                              $(4,133,539)     $  (851,815)
                                                                                    -----------      -----------
   Net cash (used) by investing activities - Forwarded                                 (522,973)        (550,770)
                                                                                    -----------      -----------
Financing activities:
   Capital contribution                                                               5,750,000          800,120
   Bank Overdraft                                                                       192,092           33,113
   Increase in stockholder loan                                                         600,000           87,983
   (Decrease) in stockholder loan                                                      (150,000)        (102,087)
   Convertible Note                                                                   1,465,000          950,021
   Repayment of Convertible Note                                                     (2,742,620)              --
   Note payable                                                                              --          (62,500)
   (Decrease) in capital leases                                                         (19,857)         (45,496)
                                                                                    -----------      -----------
   Net cash provided by financing activities                                          5,094,615        1,661,154
                                                                                    -----------      -----------
Effect of exchange rate changes on cash                                                 (19,533)         (10,060)
                                                                                    -----------      -----------
   Net increase in cash                                                                 418,570          248,509
Cash at beginning of periods                                                            321,602           26,371
                                                                                    -----------      -----------
   Cash at end of periods                                                           $   740,172      $   274,880
                                                                                    ===========      ===========

Supplemental Cash Flow Information:
Cash paid during the periods for:
Interest                                                                            $   228,054      $    78,352
Income taxes                                                                        $    97,600      $    24,925
Supplemental disclosure of non-cash financing and investing activities
Stock issued for achievement of second milestone as per share
Purchase agreement of Videodome Networks.com Inc.(see note 9)                       $    44,000      $        --
Conversions of Convertible Notes (see note 11)                                      $   807,381      $        --


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of September 30, 2005, three customers accounted for approximately 23%, 15% and 14% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of September 30, 2005 was $52,494.

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

(M) Non Cash Cost of Capital - During the nine month periods ended September 30, 2005 and 2004, non cash cost of capital included options issued for capital raising services and options attached to stock issued for cash which were valued using the Black-Scholes method totaling $498,291 and $512,230, respectively.

(N) Advertising Expense - Our policy is to expense advertising costs as incurred. We incurred no significant advertising expense in the three and nine month periods ended September 30, 2005 and 2004.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(2) Summary of Significant Accounting Policies (Continued)

(O) Restatement of Shares - Effective October 3, 2005, the Company amended its Certificate of Incorporation to effect a one-for-50 reverse split of the Company's issued and outstanding shares of common stock. All references to numbers or values of the Company's shares have been adjusted to reflect this one-for-50 reverse split. All option amounts and exercise prices have been adjusted to reflect the stock split.

(P) Financing Fees Convertible Notes

Financing Fees Convertible Notes reclassifies non cash expenses relating to the issuance of various convertible notes to investors in the Company. All such convertible securities were retired prior to September 30, 2005.

(Q) Reclassification

Certain prior period amounts have been reclassified to conform with the current presentation.

 (3) Marketable Securities - At Fair Value

The Company has classified its investments in marketable securities as available for sale in conformity with generally accepted accounting principles.

Cost and fair value of marketable securities available for sale as of September 30, 2005 are as follows:

                                           Unrealized          Unrealized
                             Cost             Gain               Losses            Fair Value
                         ------------    --------------      -------------        ------------
Common Stock             $     25,338    $           --      $      14,763        $     10,575
                         ============    ==============      =============        ============

Available for sale securities are valued at fair value, with unrealized gains and losses shown as a separate component of stockholders' equity. For the nine months ended September 30, 2005, comprehensive income/(loss) includes unrealized holding losses of $4,448.

Realized gains and losses are determined on the basis of sales price compared to original cost. Cost is determined under the specific identification method. During the nine months ended September 30, 2005, sales proceeds and gross realized gains and losses on securities classified as available for sale were:

                                                                      2005
                                                                    --------
Sales Proceeds                                                     $      NIL
                                                                   ==========
Gross Realized Losses                                              $      NIL
                                                                   ==========
Gross Realized Gains                                               $      NIL
                                                                   ==========

The unrealized loss on marketable securities, which is included as a component of accumulated other comprehensive loss in the accompanying balance sheet, totaled $14,763 at September 30, 2005.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(4) Leases

The Company is a party to a number of noncancelable lease agreements primarily involving office premises and computer equipment. Computer equipment leases are generally for 3-year periods and there are two leases of office premises one in Australia is for a 4-year period ending April 2006 with a renewal option for an additional 3-year term and one in our New York office lease is for 3 years and 10 months ending November 2008 with no renewal options

The following is a schedule of future minimum payments under capital leases and operating leases and obligations under capital leases (present value of future minimum rentals) as of September 30, 2005.


Periods January to December                             Operating
unless stated otherwise                     Capital     Property       Total
---------------------------                --------     --------     --------
2005 October-December                      $ 21,974     $ 71,621     $ 93,595
2006                                         23,274      168,185      191,459
2007                                         32,196      127,308      159,504
2008                                         32,487      120,197      152,684
2009 and Thereafter                              --           --           --
                                           --------     --------     --------
Total Minimum Lease Payments                109,931     $487,311     $597,242
                                                        ========     ========
Less Amount Representing Interest             6,659
                                           --------
Total Obligations Under Capital Leases     $103,272
                                           ========

Rent expense amounted to $84.958 and $34,086 for the three months ended September 30, 2005 and 2004, respectively and $223,305 and $63,357 for the nine months ended September 30, 2005 and 2004, respectively.

(5) Property and Equipment

Property and equipment at September 30, 2005 consists of the following:

                                       Plant and                   Motor
                                       Equipment                  Vehicles
                         Plant and      Capital      Motor         Capital      Computer     Leasehold       Office
                         Equipment       Lease      Vehicles        Lease       Software    Improvements    Equipment       Total
                         ---------     ---------    ---------     ---------     ---------     ---------     ---------     ---------
Cost                     $ 174,905     $   8,793    $   3,972     $ 105,250     $  35,739     $  41,566     $ 270,416     $ 640,641

Accumulated
Depreciation               (47,476)       (2,112)      (1,223)      (19,863)      (16,833)       (4,136)      (71,161)     (162,804)
                         ---------     ---------    ---------     ---------     ---------     ---------     ---------     ---------
Net                      $ 127,429     $   6,681    $   2,749     $  85,387     $  18,906     $  37,430     $ 199,255     $ 477,837
                         =========     =========    =========     =========     =========     =========     =========     =========
Estimated Useful Life     10 years       3 years      6 years       7 years       2 years       5 years       4 years


Depreciation expense (including amortization of capital lease assets) totaled $35,109 and $22,247 for the three months ended September 30, 2005 and 2004, respectively, and $104,424 and $42,935 for the nine months ended September 30, 2005 and 2004, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(6) Income Taxes

The provision (benefit) for income taxes consisted of the following:

                                            Three Months Ended       Nine Months Ended
                                               September 30            September 30,
                                          ---------------------    --------------------
                                            2005         2004        2005        2004
                                          --------     --------    --------    --------
Current:
  Australian Federal Tax Expense          $ 34,204     $  7,380    $ 49,849    $ 12,969
Non Current:
  Australian Federal Tax Expense            (1,679)         138      23,129      (2,357)
                                          --------     --------    --------    --------
  Totals                                  $ 32,525     $  7,518    $ 72,978    $ 10,612
                                          ========     ========    ========    ========

Reported income tax expense differs from the amount of income tax expense that would result from applying federal tax rates due to the application of Australian tax law.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(6) Income Taxes (Continued)

The components of deferred tax assets and liabilities were as follows:

                                                           September 30
                                                   ----------------------------
                                                     2005                2004
                                                   --------            --------
Deferred Tax Assets:
  Provision Accounts                               $ 17,648            $ 14,886
  Depreciation                                          933               7,287
  Other Liabilities                                    (399)             (4,977)
                                                   --------            --------
  Totals                                           $ 18,182            $ 17,196
                                                   ========            ========

(7) Goodwill and Intangible Assets

Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the Company's acquisition of Reality, which totals $1,990,413, is not being amortized for book purposes and is subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for goodwill.

At September 30, 2005 intangible assets include the following:

                             Customer List         Software           Content
                             -------------       -----------        -----------
Cost                          $   650,054        $ 1,299,761        $   396,671
Less Amortization                (230,224)          (238,290)          (219,292)
                              -----------        -----------        -----------
  Totals                      $   419,830        $ 1,061,471        $   177,379
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

Amortization for the three and nine months ended September 30, 2005 and 2004 related to these assets amounted to $136,113 and $47,338 and $455,352 and $74,423, respectively.

The Company's policy is to regularly review intangible assets to determine if they have been permanently impaired by adverse conditions. As at September 30, 2005 management does not believe the intangible assets to be impaired

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(8) Shareholder Loan Payable

The Company has periodically received cash advances from its Chief Executive Officer. These amounts are recorded as a loan payable by the Company. The interest on the loan is 10% per annum and the outstanding balance as of September 30, 2005 was $950,000. Interest expense for this loan amounts to $32,385 and $12,853 for the three months ended September 30, 2005 and 2004, respectively and $64,767 and $38,378 for the nine months ended September 30, 2005 and 2004, respectively.

On August 23, 2005 the Company assumed the liability for warrants issuable to the funding agents for the $600,000 loan made to the company by the Chief Executive Officer on May 23, 2005. This resulted in the company issuing 48,000 warrants. The warrants were valued at $62,395 under the Black-Scholes method and the amount was expensed as a non cash interest expense - related party.

(9)Preferred  Stock

On September 30, 2005, the Company amended the terms of its Series A Preferred Stock to provide that: (1) the holders thereof may not convert shares of Series A Preferred Stock if the market price of the Common Stock is below $3.00 per share; and (2) removing the following restriction on the holders thereof from converting shares of Series A Preferred Stock immediately prior to a change in control of the Company:

"if at the time of a conversion under this Section 5.2 the market price of the Common Stock is below $0.40 per share, then each share of Series A Preferred Stock shall convert into such number of shares of Common Stock equal to (x) two
(2), multiplied by (y) the closing price of the Common Stock on the date of the event triggering an automatic conversion under this Section 5.2 divided by $0.20."

(10) Stock Issuances

On July 19, 2005 the Company issued 216,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.65 per share to reduce the amount owing on the convertible notes by a total of $140,400.

On July 22, 2005 the Company issued 228,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.57 per share to reduce the amount owing on the convertible notes by a total of $129,960.

On July 29, 2005 the Company issued 228,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.505 per share to reduce the amount owing on the convertible notes by a total of $115,140.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

On August 23, 2005, the Company entered into a Common Stock Purchase Agreement and sold 3,833,333 shares of the Company's common stock to accredited investors in a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The common stock was sold at a price of $1.50 per share resulting in gross proceeds of $5,750,000. $3,400,000 of the proceeds was used to prepay all of the Company's outstanding callable secured convertible notes. In connection with the sale of the common stock, the Company was required to perform 1-for-50 reverse split of its outstanding shares of common stock within 45 days following the closing date (Note 2). In addition, the investors acknowledged and agreed that the Company may sell up to an additional $2,250,000 of shares of common stock on substantially identical terms or on terms more favorable to the Company within 45 days of the closing, which the investors have a right of first refusal to participate in. The Company's Chairman and Chief Executive Officer also agreed to convert at least $600,000 of a promissory note issued to him by the Company on May 18, 2005 in the aggregate principal amount of $1,100,000 into shares of the Company's common stock at a price of $1.50 per share within five business days of the reverse stock split. The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 45 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. Pali
Capital, Inc. and Brimberg & Co., both registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing, the Company paid the placement agents a cash fee equal to 10% of the gross proceeds up to $3,000,000 and 8% of the gross proceeds in excess of $3,000,000. In addition, the Company is required to issue the placement agents warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock sold in the private placement with an exercise price of $1.50 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants. The placement agents warrants totaling 383,333 were issued on August 23, 2005 with an exercise price of $1.50 and were valued under the Black-Scoles method as $498,291.

On August 23, 2005 the Company issued 48,000 warrants in relation to assuming the liability for warrants due issuable to the funding agents for the $600,000 loan the Chief Executive Officer made to the Company on May 23, 2005.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(11) Callable Secured Convertible Notes

On July 18, 2005, the Company entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of: (i) $2,500,000 in callable secured convertible notes; and (ii) warrants to purchase 100,000 shares of the Company's common stock. The callable secured convertible notes and the warrants will be issued to the investors pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The warrants were valued under the Black Scholes method of $117,198.

The investors are obligated to provide the Company initially with $550,000 of funds which was disbursed on July 19, 2005.

On August 18, 2005, the Company entered into an Omnibus Consent and Waiver agreement with the holders of the Company's outstanding callable secured convertible notes. Under the agreement, the Noteholders consented to a private placement of up to 5,333,333 shares of the Company's common stock at a purchase price of $1.50 per share in one or more closings. The Noteholders also agreed to amend the amount of consideration required to prepay the callable secured convertible notes in full to: (a) payment of $3,400,000 in cash within five business days of the date of the agreement; and (b) issuance of warrants entitling the Noteholders to purchase 60,000 shares of the Company's common stock with a fixed exercise price of $1.50 per share exercisable for a period of five years from the issue date. The warrants were valued under the Black-Scholes method of $77,993. In addition, the Noteholders waived certain notice and other requirements in order to facilitate prepayment of the outstanding callable secured convertible notes. The warrants were issued by the Company on October 11, 2005.

On August 23, 2005 the Company repaid the holders of the Company's outstanding callable secured convertible notes $3,400,000 which repaid the callable secured convertible notes in full. This negotiated settlement was considered to be in the best interest of the Company and included $2,599,763 callable secured convertible notes principal outstanding, $56,289 interest due and payable and a $743,948 premium on the redemption.

(12) Stock Option Plan

On August 23,2005 the Board of Directors of ROO Group, Inc. increased the number of incentive stock options or non-qualified options to purchase an aggregate of 2,500,000 shares of common stock may be issued Stock Option Plan (the "Plan"). Pursuant to the Plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 274,000 shares of common stock had been issued to officers, directors, employees and consultants of ROO Group.

The Board of Directors have also determined that the current outstanding , incentive stock options or non-qualified options be reissued on terms in line with the Company's current position to reinstate the incentive nature of the Plan for officers, directors, employees and consultants. On August 23, 2005 the Board of Directors reissued the 274,000 outstanding stock options under the Plan for 2 years and at an exercise price of $2.00 per share.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

If the compensation cost for the stock-based employee compensation plans had been determined based on fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net (loss) and (loss) per share would have been reduced to the pro forma amounts shown below:

                                                            Nine months Ended     Nine months Ended
                                                           September 30, 2005    September 30, 2004
                                                           ------------------    ------------------
Net (Loss) as reported                                          (7,078,794)           (2,750,570)
Deduct: Amount by which stock-based employee
       compensation as determined under fair value
       based method for all awards exceeds the
       compensation as determined under the intrinsic
       value method                                               (350,660)           (1,026,876)
Pro Forma Net (Loss)                                            (7,429,454)           (3,777,446)
Basic and Diluted (Loss) Per Share as Reported                       (1.44)                (0.80)
Pro Forma Basic and Diluted (Loss) Per Share                         (1.51)                (1.11)

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(12) Subsequent Events

Effective October 3, 2005, the Company amended its Certificate of Incorporation to effect a one-for-50 reverse split of the Company's issued and outstanding shares of common stock. As of that date, every fifty outstanding shares of common stock were changed into one shares of common stock. Any shareholder who beneficially owns a fractional share of common stock after the reverse stock split will receive one additional share of common stock in lieu of such fractional share.

On October 20, 2005, the Company entered into a Common Stock Purchase Agreement pursuant to which the Company sold 1,500,000 shares of its common stock to accredited investors. The shares of common stock were sold at a price of $1.50 per share resulting in gross proceeds of $2,250,000. The transaction was exempt from registration requirements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective.

Pali Capital, Inc. and Brimberg & Co., both registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing, the Company paid the placement agents a cash fee equal to 8% of the gross proceeds. In addition, the Company is required to issue the placement agents warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock sold in the private placement with an exercise price of $1.50 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants.

On October 21, 2005 Robert Petty the Company's Chief Executive Officer converted $600,000 of the amount owing to him as Shareholder Loan Payable to 400,000 shares which were issued at a price of $1.50 per share.

On October 28, 2005, the Company entered into an amendment (the "Amendment") to the Stock Purchase Agreement (the "Reality Purchase Agreement") dated as of March 11, 2004 among the Company and the shareholders of Reality Group Pty Ltd. ("Reality Group"). Pursuant to the Amendment, the Reality Group shareholders agreed to exercise their buyback option effective January 1, 2006 at which date the Company must sell to the Reality Group shareholders such number of shares of Reality Group's common stock so as to reduce the Company's ownership of Reality Group to 51%. The Reality Group shareholders further agreed that the Share Variance (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) shall be calculated based upon a closing sale price of $2.50 and the Share Variance equals $1,263,500.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

The Company paid $200,000 of the $1,263,500 Share Variance in cash and issued 425,400 shares (the "Variance Shares") of the Company's common stock as payment of the remaining $1,063,500 based on a stock price of $2.50 per share. The Company guaranteed (the "Variance Guarantee") the Reality Group shareholders that they will be able to sell their Exchange Shares (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) and Variance Shares for a price equal to or greater than $2.50 per share for a period of 14 days after the earliest date that the Reality Group shareholders can publicly sell their shares of the Company's common stock (the "Variance Guarantee Period"). In the event the Reality Group shareholders are unable to sell any of the Exchange Shares or the Variance Shares for a price equal to or greater than $2.50 per share during the Variance Guarantee Period, then the Company must issue them such number of shares of common stock equal to:
(x) the applicable number of Variance and/or Exchange Shares multiplied by $2.50, less (y) the applicable number of Variance and/or Exchange Shares multiplied by the average closing sale price of the Company's common stock on the OTC Bulletin Board during the Variance Guarantee Period, divided by (z) the average closing sale price of the Company's common stock on the OTC Bulletin Board during the Variance Guarantee Period. Notwithstanding the above agreements, if at any time during the Variance Guarantee Period an offer is presented to a Reality Group shareholder to purchase their Variance Shares for a price equal to or greater than $2.50 per share and such shareholder does not accept the offer, then the Company's obligations pursuant to the Variance Guarantee shall be automatically terminated with respect to such shareholder. The Company agreed to prepare and file a registration statement providing for the resale of 359,280 of the Variance Shares by November 27, 2005.

The above transactions were exempt from registration requirements pursuant to Regulation S, promulgated pursuant to the Securities Act of 1933, as amended.

 On October 28, 2005, the Company entered into an agreement with ROO Broadcasting Limited, a wholly owned subsidiary of the Company ("ROO Broadcasting"), and the shareholders of Factory 212 Pty Ltd. ("Factory212"), pursuant to which Roo Broadcasting acquired 51% of the outstanding ordinary shares of Factory212. Factory212 is an Australian based interactive marketing agency.

 As consideration for the ordinary shares of Factory212, the Company issued 10,000 shares (the "Initial Shares") of the Company's common stock to the Factory212 shareholders. Subject to the conditions described below, the Company may issue additional shares ("Additional Shares") of common stock to the Factory212 shareholders, issuable after December 31, 2007, calculated as follows:

          51% of [(1 * Factory212 Revenue) + (4 * Factory212 Earnings)]
          -------------------------------------------------------------
                             Average ROO Share Price

where: "Factory212 Revenue" means the billings less all media and third party supplier costs of Factory212 for the twelve month period ending December 31, 2007; "Factory212 Earnings" means the earnings of Factory212 before tax and after deduction of interest and all other expenses for the twelve month period ending December 31, 2007; and "Average ROO Share Price" means the average price of the Company's common stock during the final five trading days of December 2007.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

If the Company does not issue the maximum number of Additional Shares, ROO Media's 51% ownership of Factory212 will be reduced on a pro rata basis by the difference between the maximum number of Additional Shares and the actual number of Additional Shares issued. If the Company does not issue any Additional Shares, ROO Media will relinquish all of its 51% ownership of Factory212. However, if the Factory212 Earnings are greater than 15% of the Factory212 Revenue and the number of Additional Shares to be issued are less than 4.9% of the then current outstanding shares of common stock of the Company, the Company must proceed with issuing the maximum number of Additional Shares in accordance with the above formula.

The acquisition of Factory212 was conditioned upon the parties entering into the Amendment described above under "Amendment to Reality Group Purchase Agreement." If the Company fails to meet its material obligations under the terms of the Amendment, then the Company and ROO Media agreed that the Factory212 shareholders may in their sole discretion require the ROO Media to relinquish all of its ownership of Factory212. In such event, the Company agreed that the Factory 212 shareholders shall be entitled to retain ownership of their Initial Shares.

The above transactions were exempt from registration requirements pursuant to Regulation S, promulgated pursuant to the Securities Act of 1933, as amended.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the three and nine months ended September 30, 2005 and 2004. The consolidated financial statements include the accounts of the Company, the Company's wholly owned subsidiary ROO Media Corporation, the Company's wholly owned subsidiary Bickhams Media, Inc. and the Company's 80% owned subsidiary Reality Group Pty. Ltd. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media
(Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty Ltd., ROO Media (Australia) Pty Ltd.'s 76% owned subsidiary ROO Media Europe Pty Ltd, ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary ROO Broadcasting Limited and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams Media, Inc. is its wholly owned subsidiary VideoDome, Inc. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

Effective October 3, 2005, the Company amended its Certificate of Incorporation to effect a one-for-50 reverse split of the Company's issued and outstanding shares of common stock. All references to numbers or values of the Company's shares have been adjusted to reflect this one-for-50 reverse split. All option amounts and exercise prices have been adjusted to reflect the stock split.

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including, but not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

Total revenues increased by $636,572 from $968,691 for the three months ended September 30, 2004 to $1,605,263 for the three months ended September 30, 2005, an increase of 66%. This increase reflects the increase sales from operations. The revenues increased from $2,118,165 for the nine months ended September 30, 2004 to $4,742,317 for the nine months ended September 30, 2005, an increase of 124% or $2,624,152. The increase is inclusion of revenues of acquisitions not included for the full prior year financial results and the increasing sales revenue from operations.

EXPENSES

OPERATIONS. Operating expenses increased by $396,455 from $583,729 for the three months ended September 30, 2004 to $980,184 for the three months ended September 30, 2005, an increase of 68%, and by $1,628,677 from $1,373,483 for the nine months ended September 30, 2004 to $3,002,160 for the nine months ended September 30, 2005, an increase of 119%. The increase over the periods reflects the inclusion of operating expenses of acquisitions not fully included in the prior year results and the increasing costs associated with increased revenue generation. These expenses are primarily the costs directly associated with the generation of revenues. They include content costs, photography and production costs and printing of finished materials.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development. Research and development expenses increased by $120,673 from $86,234 for the three months ended September 30, 2004 to $206,907 for the three months ended September 30, 2005, an increase of 140%. Research and development expenses increased by $280,644 from $232,235 for the nine months ended September 30, 2004 to $512,879 for the nine months ended September 30, 2005, an increase of 121%. The increase in research and development expenses was due primarily due to the increase in development activities associated with enhancements to our management platform which was acquired in the acquisition of Videodome Networks, Inc.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for advertising, sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products and services to market. These expenses increased by $460,499 from $266,288 for the three months ended September 30, 2004 to $726,787 for the three months ended September 30, 2005, an increase of 173%, and by $1,205,125 from $434,349 for the nine months ended September 30, 2004 to $1,639,474 for the nine months ended September 30, 2005, an increase of 277%. This increase was due primarily to the inclusion of the sales and marketing expenses of Reality Group Pty Ltd. in the nine month period not included for the full year in the prior period and increased costs in the sales and marketing of our products.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $150,283 from $762,975 for the three months ended September 30, 2004 to $913,258 for the three months ended September 30, 2005, an increase of 20%, and by $2,200,411 from $1,354,135 for the nine months ended September 30, 2004 to $3,554,546 for the nine months ended September 30, 2005, an increase of 162%. This increase was due primarily to providing administrative support to the increased activity of operations and the issuance of stock and options valued at $1,140,456 of which $750,000 were to our directors and executive officers, Robert Petty and Robin Smyth, as performance bonuses.

REDEMPTION PREMIUM ON CONVERTIBLE NOTE

On May 19, 2005, we applied $200,000 of the $600,000 gross proceeds from a loan from Mr. Petty to redeem $142,857 principal amount of the Company's outstanding $3,000,000 principal amount of callable secured convertible notes. The difference between the amount paid and the principal amount redeemed of $57,143 was expensed as a redemption premium on the callable secured convertible notes. On August 23, 2005 the Company repaid all outstanding amounts of the callable secured convertible notes. As part of the payment to the noteholders $743,948 was paid as a redemption premium. The total amount of redemption premium paid for the nine months ended September 30, 2005 was $801,091.

INTEREST INCOME

Interest Income increased by $208 from $76 for the three months ended September 30, 2004 to $284 for the three months ended September 30, 2005, an increase of 274%, and by $3,479 from $850 for the nine months ended September 30, 2004 to $4,329 for the nine months ended September 30, 2005, an increase of 409%.

INTEREST EXPENSE, RELATED PARTY

Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chairman and Chief Executive Officer. The expense increased by $19,532 from $12,853 for the three months ended September 30, 2004 to $32,385 for the three months ended September 30, 2005, an increase of 152%, and by $26,389 from $38,378 for the nine months ended September 30, 2004 to $64,767 for the nine months ended September 30, 2005, an increase of 69%. The increase is due to the increase in the principal amount of loan outstanding.

INTEREST EXPENSE, OTHER

Interest expense, other, includes the interest payable to callable secured convertible note holders. The expense increased by $20,594 from $10,476 for the three months ended September 30, 2004 to $31,070 for the three months ended September 30, 2005, an increase of 197%, and by $123,313 from $39,974 for the nine months ended September 30, 2004 to $163,287 for the nine months ended September 30, 2005, an increase of 308%. The increase is due to the increasing in the principal amount of callable secured convertible notes outstanding.

FINANCING FEES CONVERTIBLE NOTES

Interest expense, other non cash is the amount the Company computed as the value of the beneficial conversion feature on the callable secured convertible notes which was charged to interest expense. It also includes the discount for the value of warrants issued in connection with the callable secured convertible notes together with the placement fees payable on the drawdown of the callable secured convertible notes.

NET LOSS BEFORE INCOME TAXES

Net loss before income taxes was $3,512,269 for the three months ended September 30, 2005, compared to a net loss of $1,629,829 for the three months ended September 30, 2004, an increase of $1,882,440 or 115%, and $6,974,867 for the nine months ended September 30, 2005, compared to a net loss of $2,735,837 for the nine months ended September 30, 2004, an increase of $4,239,030 or 155%. The increase in our net loss is due to the increase in activities to develop products for revenue generation, sales and marketing expenses in generating revenue and the increase in administrative expenses to support these activities, which are described above. The increase also includes the costs associated with the repayment of the callable secured convertible notes and the Company's private equity placements.

LIQUIDITY AND CAPITAL RESOURCES

From ROO Media Corporation's inception through September 30, 2005, we have financed our activities from a loan facility from Robert Petty, our Chairman and Chief Executive Officer, and through private placements of equity and convertible debt with detachable warrants.

As of September 30, 2005, we had a working capital deficiency of approximately $710,162. Our cash balance as of September 30, 2005 of $740,172 is, in management's opinion, not sufficient to ensure our continued operation and the payment of debts until our business is profitable and generating sufficient cash flow to meet our liquidity requirements, of which there can be no assurance. We do not expect additions to property and equipment to be material in the near future.

To meet current liquidity requirements a private equity placement was undertaken and completed on October 20, 2005 for $2,250,000 which is described below under "SUBSEQUENT EVENTS." We anticipate that our liquidity needs over the next 12 months will require additional financings. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The further sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Net cash used in operating activities was $4,133,539 for the nine months ended September 30, 2005, compared to $851,815 for the nine months ended September 30, 2004, an increase of 385%. The increase in net cash used in operating activities is primarily the result of our net operating losses.

Net cash used in investing activities was $522,973 for the nine months ended September 30, 2005, compared to net cash used in investing activities for the nine months ended September 30, 2004 of $550,770, a decrease in net cash used investing activities of $27,797. The net cash used in investing activities is primarily the cost of acquisitions, purchase of equipment and the capitalization of content costs.

Net cash provided by financing activities was $5,094,615 for the nine months ended September 30, 2005 compared to $1,661,154 for the nine months ended September 30, 2004, an increase of $3,433,461 or 207%. The increase in net cash provided by financing activities was primarily due to an increase in the loan from Robert Petty, our Chairman and Chief Executive Officer and the net amount received from private equity placements offset against the net received and repaid from our callable secured convertible notes.

May 2005 Loan from Robert Petty

On May 18, 2005, we entered into a Note Purchase Agreement with Robert Petty, our Chairman and Chief Executive Officer. In consideration for gross proceeds of $600,000, we incurred a debt payable to Mr. Petty in the amount of $600,000. We paid transaction fees totaling $92,500, which includes a $60,000 placement agent fee in connection with the sale by Mr. Petty of $600,000 principal amount of secured convertible promissory notes (described below) and $32,500 in legal fees in connection with the below transactions. As evidence of the $600,000 debt and a prior existing $500,000 debt payable to Mr. Petty, we issued Mr. Petty a promissory note in the principal amount of $1,100,000. The principal sum of $1,100,000 plus interest at the rate of 10% per annum calculated beginning September 1, 2005 is due to be re-paid on December 31, 2005. Our obligations under the promissory note are secured by a security interest in all of our assets.

As further described above under "REDEMPTION PREMIUM ON CONVERTIBLE NOTE" On May 19, 2005, we applied $200,000 of the $600,000 gross proceeds from Mr. Petty's loan to redeem $142,857 principal amount of outstanding callable secured convertible notes. As consideration for the redemption, the holders of the callable secured convertible notes agreed not to convert any amount due under the callable secured convertible notes at a conversion price less than $5.00 per share for a 60-day period ending July 18, 2005.

In connection with the above loan from Mr. Petty to the Company, Mr. Petty personally sold an aggregate of $600,000 principal amount of secured convertible promissory notes to certain investors. The secured convertible promissory notes are convertible into common stock held by Mr. Petty at a price of $1.25 per share. Mr. Petty's obligations under the secured convertible promissory notes are secured by the $1,100,000 principal amount promissory note payable by the Company to Mr. Petty. The secured convertible promissory notes bear interest at a rate of 8% per annum.

As partial consideration for the loan from Mr. Petty, we entered into a registration rights agreement, pursuant to which we agreed to prepare and file a registration statement providing for the resale of the shares of common stock issuable upon conversion of the secured convertible promissory notes, including shares of common stock that may be issued as interest payments under the secured convertible promissory notes. If the registration statement is not filed by November 25, 2005 or declared effective by December 25, 2005, Mr. Petty must pay liquidated damages equal to 2% per calendar month or portion thereof of aggregate $600,000 aggregate principal amount of the secured convertible promissory notes. Any liquidated damages may be paid in Mr. Petty's option in cash or shares of common stock of the Company which are owned by Mr. Petty.

July 2005 Financing

On July 18, 2005, we entered into a Securities Purchase Agreement with four accredited investors for the sale of: (i) up to $2,500,000 in callable secured convertible notes; and (ii) warrants to purchase up to 5,000,000 shares of common stock. On July 19, 2005, the investors provided us $550,000 of gross proceeds from the sale of $550,000 in principal amount of callable secured convertible notes and warrants to purchase 1,100,000 shares of our common stock.

The callable secured convertible notes allowed us to prepay them in full if we paid the investors an amount in cash equal to either: (i) 125% for prepayments occurring within 30 days of the issue date; (ii) 135% for prepayments occurring between 31 and 60 days of the issue date; or (iii) 150% for prepayments occurring after the 60th day following the issue date. As described below, on August 23, 2005, we prepaid all outstanding amounts under the $550,000 principal amount callable secured convertible notes and under the other outstanding callable secured convertible notes.

The warrants are exercisable until five years from the date of issuance at a purchase price of $10.00 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of: (i) any securities issued as of the date of the warrants; (ii) any stock or options which may be granted or exercised under any employee benefit plan; or (iii) any shares of common stock issued in connection with the callable secured convertible notes issued pursuant to the Securities Purchase Agreement.

The exercise price of the warrants may also be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investors' position. The investors have agreed to restrict their ability to exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

We are required to file a registration statement with the Securities and Exchange Commission, which will include the common stock underlying the warrants, within 30 days from receipt of a written demand from the investors for us to do so.

August 2005 Equity Financing

On August 23, 2005, we sold 3,833,333 shares of common stock to accredited investors in a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The common stock was sold at a price of $1.50 per share resulting in gross proceeds of $5,750,000. $3,400,000 of the proceeds was used to prepay all of our outstanding callable secured convertible notes. In connection with the sale of the common stock, we were required to effect a 1-for-50 reverse split of our outstanding shares of common stock, which was completed on October 3, 2005.

We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 45 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, we must pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective.

Pali Capital, Inc. and Brimberg & Co. acted as placement agents in connection with the above private placement. In connection with the closing, we paid the placement agents a cash fee equal to 10% of the gross proceeds up to $3,000,000 and 8% of the gross proceeds in excess of $3,000,000. In addition, we issued the placement agents warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock sold in the private placement with an exercise price of $1.50 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants.

SUBSEQUENT EVENTS

Reverse Stock Split

Effective October 3, 2005, we amended our Certificate of Incorporation to effect a one-for-50 reverse split of our issued and outstanding shares of common stock. As of that date, every fifty outstanding shares of common stock were changed into one shares of common stock. Any shareholder who beneficially owned a fractional share of common stock after the reverse stock split received one additional share of common stock in lieu of such fractional share. Effective October 5, 2005, our common stock began quoting on the OTC Bulletin Board with a new ticker symbol: "RGRP."

October 2005 Equity Financing

On October 20, 2005, we sold 1,500,000 shares of common stock to accredited investors in a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The shares of common stock were sold at a price of $1.50 per share resulting in gross proceeds of $2,250,000.

We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, we must pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective.

Pali Capital, Inc. and Brimberg & Co. acted as placement agents in connection with this private placement. In connection with the closing, we paid the placement agents a cash fee equal to 8% of the gross proceeds. In addition, we are required to issue the placement agents warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock sold in the private placement with an exercise price of $1.50 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants.

Amendment to Reality Group Purchase Agreement

On October 28, 2005, we entered into an amendment (the "Amendment") to the Stock Purchase Agreement (the "Reality Purchase Agreement") dated as of March 11, 2004 among the Company and the shareholders of Reality Group Pty Ltd. ("Reality Group"). Pursuant to the Amendment, the Reality Group shareholders agreed to exercise their buyback option effective January 1, 2006 at which date we must sell to the Reality Group shareholders such number of shares of Reality Group's common stock so as to reduce our ownership of Reality Group to 51%. The Reality Group shareholders further agreed that the Share Variance (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) shall be calculated based upon a closing sale price of $2.50 and the Share Variance equals $1,263,500.

We paid $200,000 of the $1,263,500 Share Variance in cash and issued 425,400 shares (the "Variance Shares") of common stock as payment of the remaining $1,063,500 based on a stock price of $2.50 per share. We guaranteed (the "Variance Guarantee") the Reality Group shareholders that they will be able to sell their Exchange Shares (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) and Variance Shares for a price equal to or greater than $2.50 per share for a period of 14 days after the earliest date that the Reality Group shareholders can publicly sell their shares of our common stock (the "Variance Guarantee Period"). In the event the Reality Group shareholders are unable to sell any of the Exchange Shares or the Variance Shares for a price equal to or greater than $2.50 per share during the Variance Guarantee Period, then we must issue them such number of shares of common stock equal to: (x) the applicable number of Variance and/or Exchange Shares multiplied by $2.50, less (y) the applicable number of Variance and/or Exchange Shares multiplied by the average closing sale price of our common stock on the OTC Bulletin Board during the Variance Guarantee Period, divided by (z) the average closing sale price of our common stock on the OTC Bulletin Board during the Variance Guarantee Period. Notwithstanding the above agreements, if at any time during the Variance Guarantee Period an offer is presented to a Reality Group shareholder to purchase their Variance Shares for a price equal to or greater than $2.50 per share and such shareholder does not accept the offer, then our obligations pursuant to the Variance Guarantee shall be automatically terminated with respect to such shareholder. We agreed to prepare and file a registration statement providing for the resale of 359,280 of the Variance Shares by November 27, 2005.

Purchase of 51% Interest in Factory 212 Pty Ltd.

On October 28, 2005, we entered into an agreement with Roo Broadcasting Limited, a wholly owned subsidiary of the Company ("Roo Broadcasting"), and the shareholders of Factory 212 Pty Ltd. ("Factory212"), pursuant to which Roo
Broadcasting acquired 51% of the outstanding ordinary shares of Factory212. Factory212 is an Australian based interactive marketing agency.

As consideration for the ordinary shares of Factory212, we issued 10,000 shares (the "Initial Shares") of common stock to the Factory212 shareholders. Subject to the conditions described below, we may issue additional shares ("Additional Shares") of common stock to the Factory212 shareholders, issuable after December 31, 2007, calculated as follows:

          51% of [(1 * Factory212 Revenue) + (4 * Factory212 Earnings)]
       -----------------------------------------------------------------
                             Average ROO Share Price

where: "Factory212 Revenue" means the billings less all media and third party supplier costs of Factory212 for the twelve month period ending December 31, 2007; "Factory212 Earnings" means the earnings of Factory212 before tax and after deduction of interest and all other expenses for the twelve month period ending December 31, 2007; and "Average ROO Share Price" means the average price of our common stock during the final five trading days of December 2007.

If we do not issue the maximum number of Additional Shares, Roo Media's 51% ownership of Factory212 will be reduced on a pro rata basis by the difference between the maximum number of Additional Shares and the actual number of Additional Shares issued. If we do not issue any Additional Shares, Roo Media will relinquish all of its 51% ownership of Factory212. However, if the Factory212 Earnings are greater than 15% of the Factory212 Revenue and the number of Additional Shares to be issued are less than 4.9% of the then current outstanding shares of our common, we must proceed with issuing the maximum number of Additional Shares in accordance with the above formula.

The acquisition of Factory212 was conditioned upon the parties entering into the Amendment described above under "Amendment to Reality Group Purchase Agreement." If we fail to meet our material obligations under the terms of the Amendment, then together with Roo Media, we agreed that the Factory212 shareholders may in their sole discretion require Roo Media to relinquish all of its ownership of Factory212. In such event, we agreed that the Factory 212 shareholders shall be entitled to retain ownership of their Initial Shares.

EXCHANGE RATE RISK

We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Euro and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in Europe, the United Kingdom and Australia, where we invoice our customers primarily in euros, pounds and Australian dollars, respectively. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three months ended September 30, 2005 and 2004.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $1,222,000 for the three months ended September 30, 2005, compared to $731,000 for the three months ended September 30, 2004 and $3,967,000 for the nine months ended September 30, 2005, compared to $1,276,000 for the nine months ended September 30, 2004. Additionally, as of September 30, 2005, we had a net working capital deficiency of approximately $710,000 and negative cash flows from operating activities of approximately $4,134,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the second half of fiscal 2005, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On July 19, 2005, we sold an aggregate principal amount of $550,000 of callable secured convertible notes and warrants to purchase an aggregate of 1,100,000 shares of common stock to four accredited investors in consideration for $550,000 of gross proceeds. The callable secured convertible notes were repaid on August 23, 2005. The warrants are exercisable until five years from the date of issuance at a purchase price of $10.00 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of: (i) any securities issued as of the date of the warrants; (ii) any stock or options which may be granted or exercised under any employee benefit plan; or (iii) any shares of common stock issued in connection with the callable secured convertible notes issued pursuant to the related securities purchase agreement. These securities were sold pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder.

On August 23, 2005, we sold 3,833,333 shares of common stock to accredited investors. The common stock was sold at a price of $1.50 per share resulting in gross proceeds of $5,750,000. Also on August 23, 2005, we issued five-year warrants to purchase an aggregate of 383,333 shares of common stock with an exercise price of $1.50 per share to various accredited investors who acted as placement agent for the sales of common stock. These securities were sold pursuant to the exemption from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

On August 23, 2005, we issued five-year warrants to purchase an aggregate of 48,000 shares of common stock with an exercise price of $1.25 per share to various accredited investors who acted as placement agent in connection with a $600,000 debt financing on May 18, 2005. These securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

For each of the above sales of unregistered securities, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of the investors represented to us that they were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.       Other Information.

None.

Item 6.           Exhibits.

References to "the Company" in the following exhibit list mean ROO Group, Inc., a Delaware corporation

Exhibit
Number                                                           Description
------    --------------------------------------------------------------------------------------------------------------------------
3.1       Certificate of Designation,  Powers,  Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on
          March 14, 2005)
3.2       Amendment to the Certificate of Designation,  Powers,  Preferences and Rights of Series A Preferred Stock,  filed with the
          State of Delaware on September 30, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and
          Exchange Commission on October 4, 2005)
4.1       Stock Purchase Warrant issued to to AJW Offshore,  Ltd.,  dated July 18, 2005  (Incorporated by reference to the Company's
          Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)
4.2       Stock  Purchase  Warrant issued to AJW Qualified  Partners,  LLC,  dated July 18, 2005  (Incorporated  by reference to the
          Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)
4.3       Stock Purchase Warrant issued to AJW Partners,  LLC, dated July 18, 2005  (Incorporated by reference to the Company's Form
          8-K filed with the Securities and Exchange Commission on July 22, 2005)
4.4       Stock Purchase Warrant issued to New Millennium  Capital Partners II, LLC, dated July 18, 2005  (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)
10.1      Securities  Purchase  Agreement,  dated July 18, 2005, by and among ROO Group, Inc. and AJW Offshore,  Ltd., AJW Qualified
          Partners,  LLC, AJW Partners,  LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company's
          Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)
10.2      Registration  Rights  Agreement,  dated as of July 18, 2005,  by and among ROO Group,  Inc. and AJW  Offshore,  Ltd.,  AJW
          Qualified Partners,  LLC, AJW Partners,  LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the
          Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)
10.3      Security  Agreement,  dated as of July 18,  2005,  by and among ROO Group,  Inc. and AJW  Offshore,  Ltd.,  AJW  Qualified
          Partners,  LLC, AJW Partners,  LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company's
          Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

Exhibit
Number                                                           Description
------    --------------------------------------------------------------------------------------------------------------------------
10.4      Intellectual  Property Security Agreement,  dated July 18, 2005, by and among ROO Group, Inc. and AJW Offshore,  Ltd., AJW
          Qualified Partners,  LLC, AJW Partners,  LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the
          Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)
10.5      Omnibus Consent and Waiver dated August 18, 2005 between ROO Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC,
          AJW Partners,  LLC and New Millennium  Capital Partners II, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 24, 2005)
10.6      Common Stock Purchase Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto
          (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)
10.7      Registration  Rights Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto
          (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)
10.8      Escrow Agreement dated August 19, 2005 among ROO Group, Inc., the purchasers signatory thereto and Kramer Levin Naftalis &
          Frankel LLP  (Incorporated  by reference to the Company's Form 8-K filed with the  Securities  and Exchange  Commission on
          August 25, 2005)
10.9      Form of  placement  agent  warrant in  connection  with August 2005 Equity  Financing  (Incorporated  by  reference to the
          Company's Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)
31.1      Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2      Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1      Certification  by Chief  Executive  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section
          1350 of Chapter 63 of Title 18 of the United States Code
32.2      Certification  by Chief  Financial  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section
          1350 of Chapter 63 of Title 18 of the United States Code

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROO GROUP, INC.

         Dated:   November 18, 2005       By:  /s/ Robert Petty
                                              --------------------------------
                                              Robert Petty
                                              Chief Executive Officer

         Dated:   November 18, 2005       By:  /s/ Robin Smyth
                                              --------------------------------
                                              Robin Smyth
                                              Chief Financial Officer