Form 10KSB
period 2005-12-31
ROO GROUP INC
filed 2006-04-17
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

      |_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM __________ TO__________ COMMISSION FILE NUMBER ________________________________

                                 ROO GROUP, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                       11-3447894
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               228 East 45th Street, 8th Floor, New York, NY 10017 (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (212) 661-4111

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

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

      State issuer's revenues for its most recent fiscal year. $6,619,000

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 31, 2005, was $30,836,653.85.

      As of March 31, 2005, the issuer had 13,176,436 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
                                     ------
Item 1  Description of Business ............................................. 1
Item 2  Description of Property .............................................11
Item 3  Legal Proceedings ...................................................11
Item 4  Submission of Matters to a Vote of Security Holders .................11

                                     PART II
                                     -------
Item 5  Market for Common Equity and Related Stockholder Matters ............12
Item 6  Management's Discussion and Analysis or Plan of Operation ...........15
Item 7  Financial Statements ................................................23
Item 8  Changes In and Disagreements with Accountants on Accounting and
                Financial Disclosure ........................................23
Item 8A Controls and Procedures .............................................23
Item 8B Other Information ...................................................24

                                    PART III
                                    --------
Item 9  Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act ...........24
Item 10  Executive Compensation .............................................25
Item 11  Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters .............................27
Item 12  Certain Relationship and Related Transactions ......................30
Item 13  Exhibits ...........................................................31
Item 14  Principal Accountant Fees and Services .............................34

SIGNATURES ..................................................................35

PRELIMINARY NOTE

         Effective October 3, 2005, ROO Group, Inc. amended its Certificate of Incorporation to effect a one-for-fifty reverse split of its issued and outstanding shares of common stock. All numerical references in this report to shares of common stock, stock prices, exercise prices and conversion prices have been adjusted to post-stock split numbers.


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

BACKGROUND

         ROO Group, Inc. was incorporated on August 11, 1998 under the laws of the State of Delaware as Virilitec Industries, Inc. We were formed to license and distribute a line of bioengineered virility nutritional supplements designed to enhance human male sperm count and potency. We were not successful in implementing our business plan, and after looking at other possible products to expand our product line, our management determined that it was in the best interests of our shareholders to attempt to acquire an operating company. As a result, we terminated all of our existing contracts and were inactive until we acquired ROO Media Corporation, a Delaware corporation.

ACQUISITION OF ROO MEDIA CORPORATION

         On December 2, 2003, Virilitec Industries, VRLT Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Virilitec Industries, ROO Media, Jacob Roth and Bella Roth, entered into an Agreement and Plan of Merger. Upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger, VRLT Acquisition Corp. was merged with and into ROO Media. As a result of the merger, Virilitec Industries, through VRLT Acquisition Corp., acquired 100% of the capital stock of ROO Media. All of the issued and outstanding shares of capital stock of ROO Media held by the stockholders of ROO Media were cancelled and converted into the right to receive an aggregate of 2,960,000 shares of common stock of Virilitec Industries. The separate corporate existence of VRLT Acquisition Corp. ceased, and ROO Media continued as the surviving corporation in the merger, as a wholly owned subsidiary of Virilitec Industries.

         In connection with the merger, we agreed to cause the resignation of all of the members of our Board of Directors and appoint new Directors as designated by the Chairman of the Board of Directors of ROO Media. As additional consideration for the 2,960,000 shares of common stock of Virilitec Industries,
(1) ROO Media paid to Virilitec Industries $37,500 cash prior to the execution of the Agreement and Plan of Merger, (2) ROO Media paid an aggregate of $100,000 of Virilitec Industries' total $162,500 of liabilities as reflected on Virilitec Industries' balance sheet on the closing date of the merger, and (3) ROO Media paid Virilitec Industries' $62,500 debt to Jacob Roth, Virilitec Industries' former Chief Executive Officer. In connection with the $62,500 payment to Mr. Roth, ROO Media entered into an agreement to pay such debt within 90 days after the effective date of the merger, which was December 3, 2003. The $62,500 debt to Jacob Roth was paid during the first quarter of 2004.

OTHER ACQUISITIONS: REALITY GROUP PTY LTD., UNDERCOVER MEDIA PTY LTD. BICKHAMS MEDIA, INC. AND FACTORY 212 PTY LTD.

REALITY GROUP PTY LTD.

         On April 30, 2004, we purchased 80 shares of the common stock of Reality Group Pty Ltd ("Reality Group") which represented 80% of the issued and outstanding common stock of Reality Group, a corporation formed under the laws of Australia, from the shareholders of Reality Group. The consideration for the Reality Group common shares was the issuance of an aggregate of 167,200 shares of our common stock. As additional consideration for the Reality Group shares, we paid an aggregate of 200,000 Australian Dollars to the Reality Group shareholders. Further, the Reality Group shareholders agreed to cause Reality Group to increase the number of directors on its Board of Directors to allow us to appoint up to four nominees to its Board.

         The Reality Group shareholders also agreed to grant us an option to purchase the remaining 20 shares of the issued and outstanding common stock of Reality Group over the next two years. The terms of the option shall be negotiated in good faith. Notwithstanding this, the option is exercisable by us on July 30, 2004, January 30, 2005, July 30, 2005 and January 30, 2006, and
shall expire on March 5, 2006. On October 28, 2005 the terms of the Purchase Agreement were amended as further described on page 3 of this report.

         Pursuant to the purchase agreement, we guaranteed that the Reality Group shareholders will be able to sell the shares of our common stock that they received, subject to the requirements of Rule 144, for greater than or equal to $15.00 per share for a period of twelve months after the Reality Group shareholders have satisfied the Rule 144 requirements. The foregoing guarantee was predicated upon the assumption that the Reality Group shareholders will be able to sell the greater of (a) 1/4 of their respective exchange shares per quarter of the guarantee period or (b) such maximum number of exchange shares permissible under Rule 144 per quarter of the guarantee period. If the Reality Group shareholders do not sell their quarterly allotment during any one quarter of the guarantee period, the guarantee shall not be effective for the number of shares not sold during that quarter.

         During the guarantee period, the Reality Group shareholders have the option to buy back an aggregate of 29 Reality Group shares, or such number of shares as shall decrease our ownership percentage in Reality Group to 51%. The consideration for such buy-back shares shall be 2,280 shares of our common stock for each share of Reality Group common stock. The earliest date for exercising this buy-back provision is September 1, 2004. On October 28, 2005 the terms of the Purchase Agreement were amended as further described on page 3 of this report.

         In the event that the Reality Group shareholders are not able to sell their shares of our common stock for greater than or equal to $15.00 per share during the guarantee period, a share variance shall be determined based on the difference between (a) the number of exchange shares to be sold multiplied by $15.00 per share and (b) the number of exchange shares to be sold multiplied by the closing sale price of the exchange shares on the trading day immediately prior to the day that a Reality Group shareholder notifies us of its enforcement of the guarantee. In the event that a Reality Group shareholder enforces the guarantee, we, in our sole discretion, may pay the share variance to the Reality Group shareholder in one of the following ways: (1) in cash; (2) we shall authorize the escrow agent (as defined in the purchase agreement) to return to the Reality Group shareholders on a pro rata basis that amount of shares, based on a share valuation of $20,900 per Reality Group ordinary share, that shall constitute the share variance; or (3) if mutually agreeable to the Reality Group shareholders, in shares of our common stock based on the average closing sale price of shares of our common stock during the previous 15 trading days. To ensure the guarantee, we agreed to not offer or negotiate, either in writing or orally, the sale of the Reality Group shares or any Reality Group option shares acquired by us with any other party during the guarantee period.

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

         Pursuant to the terms of the purchase agreement, each Reality Group shareholder agreed to not, unless permitted by our Board of Directors, sell more than 25% of their exchange shares during any three-month period for a period of two years after the effective date of the purchase agreement. Furthermore, each Reality Group shareholder granted to us a right of first refusal with respect to the purchase of the Reality Group shareholders' exchange shares for a period of one year after the first date on which the exchange shares are eligible for sale by the Reality Group shareholders in accordance with Rule 144 or any other applicable legislation, regulation or listing rule. If we elect to purchase the shares, such shares shall be purchased at the highest closing sale price for the period commencing on the trading day immediately prior to our receipt of notice of intent to sell from the Reality Group shareholders until the trading day immediately prior to the date on which we give notice to the selling Reality Group shareholder of its election to purchase.

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

         To help identify the most effective way to communicate with each client's audience, Reality Group created a proprietary management tool that provides specific costs per response for each media channel. The management tool allows Reality Group to focus on effective media channels and eliminate the rest by identifying the parts of a client's budget that are working.

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

UNDERCOVER MEDIA PTY LTD.

         On May 26, 2004, we entered into an asset purchase agreement to purchase the business and business assets of Undercover Media Pty Ltd. ("Undercover Media"), a Victorian, Australia corporation. The purchase price for Undercover Media's assets consisted of 20,000 shares of our common stock. We also agreed to issue additional shares of our common stock upon Undercover Media attaining performance milestones as follows: (a) upon the commercial launch of a broadband music portal suitable for operation as a stand alone site that is capable of worldwide syndication, the issuance of that number of shares of common stock that is equal to the quotient of (x) $75,000 divided by (y) the average closing sale price of the shares of common stock for the five trading days prior to such commercial launch; (b) upon the execution of an agreement for the supply and worldwide syndication of music videos with an aggregate of four mutually acceptable major music labels, the issuance of that number of shares of common stock that is equal to the quotient of (x) $75,000 divided by (y) the closing sale price prior to the execution of the last of the four of such agreements; (c) upon the generation of at least $30,000 per month in revenues for three consecutive months attributable to the company's music subdivision, the issuance of that number of shares of common stock that is equal to the quotient of (x) $75,000 divided by (y) the closing sale price prior to the determination that such revenues have been achieved; and (d) upon obtaining an aggregate of thirty video interviews with mutually acceptable recognized artists; the issuance of that number of shares of common stock that is equal to the quotient of (x) $75,000 divided by (y) the closing sale price prior to the last of the thirty interviews.

         Included in the purchase is the www.undercover.com.au web site, which currently serves over 500,000 visitors per month with 55% from the United States, 18% from Europe, 7% from Asia and 20% from other countries throughout the world. The Undercover Media website, through its relationship with HMV, clearly displays the link between music content and the sale of music; the user reads the article or interview and can then click through to purchase the artist's CD from HMV's web site.

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

BICKHAMS MEDIA, INC.

         On September 10, 2004, we entered into an agreement to purchase all of the outstanding shares of common stock of Bickhams Media, Inc. ("Bickhams") from Avenue Group, Inc. pursuant to a Stock Purchase Agreement dated September 10, 2004. The only business of Bickhams is its ownership interest in VideoDome.com Networks, Inc. ("VideoDome"), a California corporation. In consideration for the purchase, we agreed to: (1) pay Avenue Group $300,000 cash; (2) issue Avenue Group 80,000 shares of our common stock; and (3) guaranty all of the obligations of VideoDome.com Networks, Inc. under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. In addition, we agreed to issue Avenue Group 60,000 shares of our common stock in consideration for a termination letter which shall serve to terminate a Registration Rights Agreement dated as of November 28, 2003.

         As of November 1, 2004, we entered into an agreement with Bickhams and Daniel and Vardit Aharonoff for Bickhams to purchase 50% of the outstanding common stock of VideoDome.com Networks, Inc. Prior to November 1, 2004, Bickhams already owned the other 50% of the outstanding common stock of VideoDome. As a result of this transaction, Bickhams now owns 100% of the outstanding common stock of VideoDome. Under the agreement, we agreed to: (1) issue 100,000 shares of our common stock to Daniel Aharonoff on the closing date; (2) issue an additional 60,000 shares of our common stock to Daniel Aharonoff upon meeting jointly agreed milestones; and (3) pay up to $220,000 in cash to Daniel Aharonoff upon meeting jointly agreed milestones.

         The jointly agreed milestones are as follows: (1) upon the commercial launch of VideoDome's embedded player and music player, we agreed to pay Mr.
Aharonoff $100,000 cash and issue Mr. Aharonoff 20,000 shares of our common stock; (2) upon the commercial launch of a combined ROO Media and VideoDome Media Manager platform, we agreed to pay Mr. Aharonoff $100,000 cash and issue Mr. Aharonoff 40,000 shares of our common stock; and (3) after the combined platform has delivered a minimum of 50,000,000 video views for two consecutive months excluding mini player views, we agreed to pay Mr. Aharonoff $20,000 cash. On December 21, 2004 the first milestone was reached and we issued 20,000 shares and $100,000 to Mr. Aharonoff. On May 9, 2005 the requirements of the second milestone was reached and we issued 40,000 shares of common stock paid $100,000 to Mr. Aharonoff.

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

         VideoDome is a Los Angeles based company that provides a range of Media Management solutions through its flagship 5th generation ASP application, VideoDome Media Manager(R). VideoDome customers have direct access to their individual accounts, media inventory, customized media delivery method and style, as well as the ability to add, edit, delete, schedule and track streaming media from any Internet enabled browser. Some of VideoDome's clients include Kenneth Cole, L'Oreal Cosmetics, Redken, and Stanley Tools. VideoDome provides its media management application to these customers which allows them the ability to manage and publish video on their web sites. The VideoDome Publishing Platform is a database driven, web-based application that allows clients to upload, organize and publish streaming media through unified interface.

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

OVERVIEW OF OUR BUSINESS

         We, through our operating subsidiaries, are a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery. We also operate a global network of individual destination portals under the brand ROO TV, that enables end users in different regions around the world to view video content over the Internet that is topical, informative, up to date, and specific to the region in which they live. In conjunction with our subsidiaries, we currently service websites based in Europe, Australia, the United States and South Africa. As of January 2006, our network of websites includes approximately 100 web sites based in the United States, Australia and the United Kingdom. An independent research report which tracks the video streams sent to users per month placed us as the 10th largest broadcaster of video in the world. Source: iBroadcast Stream report released November 21, 2005 prepared by AccuStream iMedia Research.

HISTORY OF THE DEVELOPMENT OF OUR BUSINESS

         Our consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 80% owned subsidiary Reality Group. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media, its 100%-owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Factory212 Pty. Ltd. and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome, Inc. ROO Media Europe Pty Ltd. was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Pty Ltd. for $90,000. We provide topical video content, including news, business, entertainment, fashion, video games, movies, music, sport and travel video, and associated services for broadcasting video over the Internet to a global base of clients. ROO Media's delivery platform supports worldwide syndication and television-style advertising. During 2001 and 2002, ROO Media focused on developing and refining its products and solutions, and commenced the commercial selling of its solutions in late 2003. ROO Media developed a technology platform specifically designed to provide a cost effective, robust, and scaleable solution to manage and syndicate video content over the Internet.

         Our media operations management and updating functions are partially based in Australia and partially in the United States and United Kingdom. We believe that our Australian presence is beneficial due to lower currency costs and because the time differences between the eastern and western hemispheres allow daily media content to be processed during the evening in the United States and the United Kingdom and during the daytime in Australia. As a result, we believe we have a strategic cost benefit over our competitors.

         Our business plan is to develop a worldwide network of websites that utilize our technology and content to broadcast video from individual websites. The network of websites includes third party websites that license our technology and content as well as our own network of websites, which are branded as ROO TV. The network is designed to be similar to traditional satellite or cable networks that distribute content throughout the world, with the difference being it is broadcasted over the Internet rather than via television. Our technology platform allows access to over 5,000 videos that can be viewed on a daily basis by computer users. The video content available for viewing includes topical content such as news, business, entertainment, fashion, music, movies and travel. We update the video content and distribute the content to websites receiving our services on a daily basis. We generate revenue from fees paid by the websites for our content and technology services and, like traditional media companies, from TV style ads which play before the topical videos across our network of websites.

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

            o Expanding the network of websites in which we provide content and technology by expanding the ROO branded network of websites to more countries, and activating new customers to our content solutions using our direct sales force and resellers of our products and services in markets in the United States, Australia, United Kingdom, Europe and Asia;

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

         The implementation of our operational strategies will depend on our capital and we cannot be sure that such operational strategies will be achieved. See "Item 6. Management's Discussion and Analysis or Plan of Operation" beginning on page 15 of this report.

SALES AND MARKETING

         Our products and services are sold by our direct sales force and appointed resellers. Our syndication and video solutions products are sold by our direct sales force based in the United States, Australia and Europe, our online advertising is sold by our direct sales force and through appointed interactive online advertising agencies.

         Our direct sales force targets the following market segments for our content syndication products: (1) media and newspaper chains; (2) Internet service providers; and (3) dedicated vertical websites such as entertainment websites that are potential purchasers of entertainment video content. Through our direct sales force and third party advertising agencies, we target potential advertisers to advertise on our network of websites. We manage our sales database through a customer relationship management system, which allows for access and tracking from any ROO Media sales staff connected to the Internet. Marketing of our products and services is done through traditional public relations, print media and web-based marketing.

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

SPEEDERA NETWORKS NETWORK SERVICES AGREEMENT

         On June 1, 2004, we entered into a Network Services Agreement with Speedera Networks Inc. Speedera Networks provides us network services, which includes account setup, customer configuration and assistance with content streaming and download services. We are billed by Speedera Networks based on the amount of data that is transferred each month. The initial term of the Network Services Agreement ended May 31, 2005. The agreement automatically renewed for an additional one year and will continue to renew for additional one-year terms unless and until either party notifies the other party in writing of its intent to terminate at least 60 days prior to the expiration of the then current term. Either party may terminate the agreement in the event that the other party materially defaults in performing their respective obligations under the agreement and such default continues uncured for a period of 30 days following written notice of default, except that Speedera Networks may immediately terminate the agreement where a delay in termination would have a material adverse effect on Speedera Networks. In addition, the agreement will terminate, effective upon delivery of written notice by either party to the other party upon (i) the institution of insolvency, receivership or bankruptcy proceedings or any other proceedings for the settlement of debts of the other party; (ii) the making of an assignment for the benefit of creditors by the other party; or
(iii) the dissolution of the other party. Further, we may cancel the agreement at any time for convenience upon written notice to Speedera Networks, in which case we must pay to Speedera Networks all accrued and unpaid fees as of the cancellation date plus an early cancellation fee. In 2005 Speedera Networks was sold to Akamai Technologies, Inc.

INTELLECTUAL PROPERTY

         On June 14, 2005, we applied with the U.S. Patent and Trademark Office for a service mark of the name "ROO" (Serial No. 78649958). We have also applied for a trademark of the name "ROO" in the European Union (European Community Application No. 004758488). Both of these applications are pending.

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

OUR PRODUCTS

         Our products and services, including those of our subsidiaries, are broken into the following core areas:

         ROO VIDEO SOLUTIONS. We utilize our expertise in video broadcasting over the Internet to build customized video solutions for specific customers or industry segments. Our platform has been designed to be flexible in accommodating various opportunities for activating video for broadcast over the Internet and accommodating emerging technologies such as wireless devices (i.e., mobile phones and PDAs) and set top boxes. The same platform, or components thereof, used by us to run our network of websites can be adapted to suit the individual needs of clients with specific objectives in mind. As our profile within the market segment increases, organizations have increasingly approached us to aid them in addressing a variety of individual Internet broadcasting requirements. An example is B & T Weekly, a Reed Business Information publication targeted to the advertising and marketing industry; we utilize our platform and solutions to provide a wide range of television commercials for the advertising industry, which can be viewed from the B & T website located at www.bandt.com.au.

         We also maintain a web site targeting wireless users at www.roomobile.com which allows wireless users with the Microsoft Windows Mobile operating system to access and view videos on news, business, entertainment and other topics via their wireless device.

         ROO SYNDICATION OF LICENSED VIDEO CONTENT. We provide a turnkey solution for customers located throughout the world to activate licensed topical video content on their web sites. ROO Media supplies our wholesale clients with a cost-effective turnkey solution whereby the client receives the licensed video content it selects, such as news, business, music, fashion, entertainment, travel, etc., the technology to integrate the video into its website, daily management and updating of the content, and regular reporting on which content is being viewed. We generally receive a base fee per month from the client and a share of the advertising revenue generated on the client's website. Samples of current customers for this service include Verizon
(http://broadbandbeat.verizon.net/) in the United States, Bulldog Broadband a cable and wireless company in the United Kingdom (http://www.bulldoglounge.com/tv.asp) and News Interactive a subsidiary of News Corp (http://video.news.com.au/) in Australia.

         ROO'S ONLINE ADVERTISING NETWORK. Through our syndication clients, we have developed a network of web sites across which we can sell advertising inventory. Specifically, we have developed and implemented an advertising platform specifically designed to simultaneously provide advertisers with a targeted demographic and calculated success, and ROO Media, our content providers and our wholesale clients with a substantial and additional incremental revenue stream. The advertising includes traditional banner ads and television-style 15 second and 30 second commercials, which can be programmed to play before and after topical video clips that are most likely to be viewed by the advertisers' chosen demographic. The platform has also been designed to allow for two to three minute advertorials to be included on a wholesale client's website, or as a standalone clip within certain content categories of our content bank. Advertising inventory across our network of web sites is sold by our direct sales force and through appointed interactive online advertising agents. Revenue is generated for us every time an advertising clip is viewed. Our syndication clients can receive a percentage of the advertising revenue generated on their websites by our online advertising.

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

         Recent advertisers over our network of websites utilizing our in-stream advertising have included Microsoft, Apple, Honda, Hyundai, Target, Proctor & Gamble and Pfizer.

INDUSTRY

         We focus on providing technology and content solutions to the emerging and growing segment of broadcasting video over the Internet and emerging broadcasting platforms such as wireless and set top boxes. Through technology advancements and the expansion of broadband services worldwide, the Internet now enables the viewing of video from a computer connected to the Internet. This creates a fundamental change in the way people can view media and transforms the Internet into a broadcasting platform similar to television and radio platforms. Internet access and audio and video use over the Internet have grown substantially over the past twelve months as broadband access by end users expands.

COMPETITION

         The provisioning and streaming of digital media content over the Internet is rapidly becoming a competitive industry. The key barriers to new firms to enter and compete against existing companies within the digital media segment are (1) the timeframe and costs to develop a commercially robust, feature rich media delivery platform, and (2) the time involved to build a digital media data base of licensed topic videos. While there are only a few industry participants similar to us that provide a full suite of associated products and services, there are a number of traditional content syndicators who have entered the industry by providing their own content for streaming over their own portals. For example, Disney, Time Warner and CNN all provide access to their own content in digital format over their own destination Internet portals. There are also a number of smaller operations that provide wholesale syndication services such as The FeedRoom (www.feedroom.com), which provides a destination service similar to that of ROO TV. Other competitors on select products of ROO Media include: Real Networks, Inc., a global provider of network-delivered digital media service and the technology that enables digital media creation, distribution and consumption; and Loudeye Corporation, a service provider facilitating the use of digital media for live and on-demand applications for enterprise communication, marketing and entertainment. We believe that as the market segment continues to grow, new competitors will enter the market and compete directly with us. We compete with these firms and emerging competitors by offering competitive pricing, unique products, flexible business models for our customers to generate revenue, and continually developing and adding new functionality to our media management platform. We also complete by continuing to expand our media database and the amount of content categories and videos available.

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

EMPLOYEES

         As of March 31, 2006, we had 78 full time employees and 5 part time employees, based in Australia, Europe and the United States. We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

         Our principal office and operations are located at 228 East 45th Street 8th Floor New York, NY 10017. These premises consist of 5,932 square feet of office space. The related sublease agreement expires November 29, 2008. Rent on the premises is currently $10,300 per month until December 31, 2006, and is scheduled to increase each year as follows: from January 1, 2007 to December 31, 2007, $10,609 per month; and from January 1, 2008 to November 29, 2008, approximately $11,920 per month.

         We also rent property located at 11-15 Buckhurst St South Melbourne 3205, Victoria, Australia. Rent at the Victoria, Australia location is $10,500 per month. The Australian lease expired on January 30, 2006 and we are continuing on a month to month basis until we secure the appropriate property on a long term lease.

         We also have an office at 42 Barky Street, St. Kilda, Victoria 3182, Australia, an office at 17547 Ventura Blvd., Suite 305, Encino, California 91316 and a serviced office at 131-151 Great Tichfield Street London W1W5BB. Rent for the Australia office is $10,744 per month, rent for the California office is $2,768 per month and rent for the London office is (pound)1,500 per month. These leases are on a month-to-month basis.

ITEM  3. LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is currently quoted on the OTC Bulletin Board under the symbol "RGRP." For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                              Fiscal 2006                 Fiscal 2005              Fiscal 2004
                                       --------------------------- -------------------------- -----------------------
         Quarter Ended (1)             High          Low           High (2)     Low (2)       High (2)    Low (2)
         ----------------------------- ------------- ------------- ------------ ------------- ----------- -----------
         March 31                      $3.65         $2.35         $4.00        $2.50         $12.50      $3.50
         June 30                       ---           ---           $3.00        $2.00         $17.50      $3.50
         September 30                  ---           ---           $2.50        $0.50         $12.00      $3.00
         December 31                   ---           ---           $4.20        $0.60         $4.00       $2.50

      (1) On January 23, 2004, we changed our fiscal year end from July 31 to December 31.

      (2) Prices adjusted to reflect a one-for-fifty reverse stock split effective October 3, 2005.

         As of February 1, 2006, our shares of common stock were held by approximately 288 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

         We sold the following equity securities during the fiscal year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         On March 1, 2005 we issued options to purchase 140,000 shares of common stock to a consultant with an exercise price of $10.00. The terms of these options were subsequently adjusted pursuant to the option agreement. As at December 31, 2005, 500,000 options with an exercise price of $5.00 were outstanding. These options were valued under the Black-Scholes method at $849,000 as payment for investor relations consulting services. These securities were issued pursuant to the exemption from registration requirements provided by
Section 4(2) of the Securities Act.

         On March 17, 2005, we issued 6,000,000 shares of Series A Preferred Stock to our Chief Executive Officer, Robert Petty, and 1,500,000 shares of Series A Preferred Stock to our Chief Financial Officer, Robin Smyth. Beginning two years from the date of issuance of the Series A Preferred Stock, each one share of Series A Preferred Stock is convertible, at the option of the holder, into two shares of our common stock; however, the holder may not convert shares of Series A Preferred Stock if the market price of the common stock is below $3.00 per share. These shares have been valued at the equivalent number (2:1) of common shares valued as at the issue date to a combined valuation of $750,000. These shares were issued as a performance bonus to Messrs. Petty and Smyth for, among other things, their role in helping expand and grow the Company's business operations. These securities were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act.

         Also on March 17, 2005, we issued an aggregate of 2,000,000 shares of Series A Preferred Stock to two accredited investors as consideration for investor relations services. Beginning two years from the date of issuance of the Series A Preferred Stock, each one share of Series A Preferred Stock is convertible, at the option of the holder, into two shares of our common stock; however, the holder may not convert shares of Series A Preferred Stock if the market price of the common stock is below $3.00 per share. These shares have been valued at the equivalent number (2:1) of common shares valued as at the issue date to a combined valuation of $200,000. These securities were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act.

         On May 9, 2005 the requirements of the second milestone in the stock purchase agreement with Bickhams Media and Daniel and Vardit Aharonoff dated November 1, 2004, being commercial launch of the combined ROO Media platform and VideoDome Media Manager platform having been met, we authorized the payment of $100,000 and that 40,000 shares of common stock be issued. These shares were issued pursuant to the exemption from registration requirements provided by
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         On July 19, 2005, we sold an aggregate principal amount of $550,000 of callable secured convertible notes and warrants to purchase an aggregate of 22,000 shares of common stock to four accredited investors in consideration for $550,000 of gross proceeds. The callable secured convertible notes were repaid on August 23, 2005. The warrants are exercisable until five years from the date of issuance at a purchase price of $10.00 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of: (i) any securities issued as of the date of the warrants; (ii) any stock or options which may be granted or exercised under any employee benefit plan; or (iii) any shares of common stock issued in connection with the callable secured convertible notes issued pursuant to the related securities purchase agreement. These securities were sold pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         On August 23, 2005, we sold approximately 3,833,333 shares of common stock to accredited investors. The common stock was sold at a price of $1.50 per share resulting in gross proceeds of $5,750,000. Also on August 23, 2005, we issued five-year warrants to purchase an aggregate of 383,333 shares of common stock with an exercise price of $1.50 per share to various accredited investors who acted as placement agent for the sales of common stock. These securities were sold pursuant to the exemption from registration requirements provided by
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         On August 23, 2005, we issued five-year warrants to purchase an aggregate of 48,000 shares of common stock with an exercise price of $1.25 per share to various accredited investors who acted as placement agent in connection with a $600,000 debt financing on May 18, 2005. See May 2005 loan from Robert Petty page 1. These securities were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         On October 11, 2005, we issued five-year warrants to purchase an aggregate of 60,000 shares of common stock with an exercise price of $1.50 per share to four accredited investors. These securities were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         On October 20, 2005, our Chief Executive Officer, President and Chairman of the Board, Robert Petty, converted $600,000 of a $1,100,000 note payable to him into 400,000 shares of common stock at a conversion price of $1.50 per share. This transaction was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

         On October 21, 2005, we sold 1,500,000 shares of common stock to accredited investors. The common stock was sold at a price of $1.50 per share resulting in gross proceeds of $2,250,000. These securities were sold pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         On October 23, 2005 we issued warrants to purchase 50,000 shares of common stock with an exercise price of $3.00 per share to Brimberg & Co. as consideration for investor relations services. These warrants were valued under the Black-Scholes method as $93,000. These securities were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act.

         On October 28, 2005, we entered into an amendment (the "Amendment") to the Stock Purchase Agreement (the "Reality Purchase Agreement") dated as of March 11, 2004 entered into with the shareholders of Reality Group Pty Ltd. ("Reality Group"). Pursuant to the Amendment, the Reality Group shareholders agreed to exercise their buyback option effective January 1, 2006 at which date we sold to the Reality Group shareholders such number of shares of Reality Group's common stock so as to reduce the Company's ownership of Reality Group to 51%. The Reality Group shareholders further agreed that the Share Variance (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) shall be calculated based upon a closing sale price of $2.50 and the Share Variance equals $1,264,000. We paid $200,000 of the $1,264,000 Share Variance in cash and issued 425,400 shares (the "Variance Shares") of common stock as payment of the remaining $1,064,000 based on a stock price of $2.50 per share. We guaranteed (the "Variance Guarantee") the Reality Group shareholders that they will be able to sell their Exchange Shares (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) and Variance Shares for a price equal to or greater than $2.50 per share for a period of 14 days after the earliest date that the Reality Group shareholders can publicly sell their shares of common stock (the "Variance Guarantee Period"). In the event the Reality Group shareholders are unable to sell any of the Exchange Shares or the Variance Shares for a price equal to or greater than $2.50 per share during the Variance Guarantee Period, then we must issue them such number of shares of common stock equal to: (x) the applicable number of Variance and/or Exchange Shares multiplied by $2.50, less (y) the applicable number of Variance and/or Exchange Shares multiplied by the average closing sale price of our common stock on the OTC Bulletin Board during the Variance Guarantee Period, divided by (z) the average closing sale price of the common stock on the OTC Bulletin Board during the Variance Guarantee Period. Notwithstanding the above agreements, if at any time during the Variance Guarantee Period an offer is presented to a Reality Group shareholder to purchase their Variance Shares for a price equal to or greater than $2.50 per share and such shareholder does not accept the offer, then our obligations pursuant to the Variance Guarantee will automatically terminate with respect to such shareholder. The securities issued in the foregoing transactions were issued pursuant to the exemption from registration requirements provided by Regulation S promulgated pursuant to the Securities Act.

         On October 28, 2005, we entered into an agreement with ROO Broadcasting Limited, a wholly owned subsidiary ("ROO Broadcasting"), and the shareholders of Factory 212 Pty Ltd. ("Factory212"), pursuant to which ROO Broadcasting acquired 51% of the outstanding ordinary shares of Factory212. As consideration for the ordinary shares of Factory212, we issued 10,000 shares of common stock to the Factory212 shareholders. The securities issued in this transaction were issued pursuant to the exemption from registration requirements provided by Regulation S promulgated pursuant to the Securities Act.

         On December 28, 2005, we sold 1,701,500 shares of common stock and 680,600 warrants to purchase shares of common stock to accredited investors. The shares of common stock were sold at a price of $3.00 per share, resulting in $5,104,500 of gross proceeds. Each investor was issued warrants to purchase a number of shares of common stock equal to 40% of the number of shares of common stock purchased. The warrants have an exercise price of $4.00 per share and a term of five years. These securities were sold pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         On December 30, 2005, we issued 5,818 shares of common stock to a company, as consideration for investor relations consulting services rendered. These shares were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act.

         On December 31, 2006 we issued 236,667 shares of common stock to the investors in the August 2005 and October 2005 private placements as satisfaction of the total liquidated damages owed and anticipated due to our failure to file a registration statement within the terms of the registration rights agreements with such investors dated August 23, 2005 and October 20, 2005. The shares were valued at $3.00 per share with a total value of $710,000. These securities were issued pursuant to the exemption from registration requirements provided by
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         For each of the above transactions exempt from registration requirements under Rule 506, the individuals and entities to whom we issued securities are unaffiliated with us. For each of such sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of such persons represented to us that they were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

         For the above transactions exempt from registration requirements under Regulation S, none of such individuals and entities who were issued securities are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the United States in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the United States, and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of ROO Group, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

REVENUE. Total revenues increased by $2,682,000 from $3,937,000 for the year ended December 31, 2004 to $6,619,000 for the year ended December 31, 2005, an increase of 68%. The increase is principally from inclusion of revenues of acquisitions not included for the full prior year financial results and the increasing sales revenue from operations.

EXPENSES

OPERATIONS. Operations expenses increased by $1,924,000 from $2,541,000 for the year ended December 31, 2004 to $4,465,000 for the year ended December 31, 2005, an increase of 76%. The increase over the periods reflects the inclusion of operating expenses of acquisitions not fully included in the prior year results and the increasing costs associated with increased revenue generation. These expenses are primarily the costs directly associated with the generation of revenues. They include content costs, photography and production costs and printing of finished materials.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs and consulting fees associated with product development. Research and development expenses increased by $279,000 from $322,000 for the year ended December 31, 2004 to $601,000 for the year ended December 31, 2005, an increase of 87%. The increase in research and development expenses was primarily due to the increase in development activities associated with enhancements to our management platform which was acquired in the acquisition of Videodome.com Networks, Inc.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for advertising, sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products and services to market. These expenses increased by $1,376,000 from $841,000 for the year ended December 31, 2004 to $2,217,000 for the year ended December 31, 2005, an increase of 164%. This increase was primarily due to the inclusion of the sales and marketing expenses of acquisitions not included for the full prior year financial results and increased costs in the sales and marketing of our products.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $2,944,000 from $2,407,000 for the year ended December 31, 2004 to $5,351,000 for the year ended December 31, 2005, an increase of 122%. This increase was primarily due to providing administrative support to the increased activity of operations and non cash costs associated with the issuance of stock and options valued at $1,911,000 of which $750,000 were to our directors and executive officers, Robert Petty and Robin Smyth, as performance bonuses and $1,161,000 were to companies for consulting services.

NON CASH COST OF CAPITAL. During the years ended December 31, 2005 and 2004, non cash cost of capital included options issued for capital raising services which were valued using the Black-Scholes method totaling $ -0- and $512,000, respectively.

REDEMPTION PREMIUM ON CONVERTIBLE NOTE. On May 19, 2005, we applied $200,000 of the $600,000 gross proceeds from a loan from Mr. Petty (see "May 2005 Loan From Robert Petty" below under "Liquidity and Capital Resources") to redeem $143,000 principal amount of the Company's outstanding $3,000,000 principal amount of callable secured convertible notes. The difference between the amount paid and the principal amount redeemed of $57,000 was expensed as a redemption premium on the callable secured convertible notes. On August 23, 2005 the Company repaid all outstanding amounts due pursuant to the callable secured convertible notes. As part of the payment to the noteholders $744,000 was paid as a redemption premium. The total amount of redemption premium paid for the year ended December 31, 2005 was $801,000.

INTEREST INCOME. Interest Income increased by $6,000 from $1,000 for the year ended December 31, 2004 to $7,000 for the year ended December 31, 2005, an increase of 600%.

INTEREST EXPENSE, RELATED PARTY. Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chairman and Chief Executive Officer. The expense increased by $30,000 from $51,000 for the year ended December 31, 2004 to $81,000 for the year ended December 31, 2005, an increase of 59%. The increase is due to the increase in the principal amount of loan outstanding. The outstanding balance from loans from Mr. Petty as of December 31, 2005 was $0.

INTEREST EXPENSE, OTHER. Interest expense, other, includes the interest payable to callable secured convertible note holders. The expense increased by $118,000 from $70,000 for the year ended December 31, 2004 to $188,000 for the year ended December 31, 2005, an increase of 169%. The increase is primarily due to the increase in interest on the callable secured convertible notes outstanding for approximately four months in the year ended December 31, 2004 and eight months in the year ended December 31, 2005. On August 23, 2005 we repaid all outstanding amounts due pursuant to the callable secured convertible notes.

FINANCING FEES CONVERTIBLE NOTES. Financing fees - convertible notes is the amount the Company computed as the value of the beneficial conversion feature on the callable secured convertible notes. It also includes the discount for the value of warrants issued in connection with the callable secured convertible notes together with the placement fees payable on the drawdown of the callable secured convertible notes. The expense decreased by $315,000 from $1,074,000 for the year ended December 31, 2004 to $759,000 for the year ended December 31, 2005, a decrease of 29%. The decrease is primarily due to the decrease in the amount expensed as the value of the beneficial conversion feature on the callable secured convertible notes from $1,054,000 to $351,000, or a decrease of $703,000, for the years ended December 31, 2004 and 2005, respectively, offset by the increase in the discount for the value of the warrants and the placement fees from $20,000 to $408,000, or an increase of $388,000, for the years ended December 31, 2004 and 2005, respectively.

NET LOSS BEFORE INCOME TAXES. Net loss before income taxes was $8,765,000 for the year ended December 31, 2005, compared to a net loss of $4,162,000 for the year ended December 31, 2004, an increase of $4,603,000 or 111%. The increase in our net loss is due to the increase in activities to develop products for revenue generation, sales and marketing expenses in generating revenue and the increase in administrative expenses to support these activities, which are described above. The increase also includes the costs associated with the repayment of the callable secured convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had working capital of approximately $5,007,000 with a cash balance of $5,274,000. Our cash balance as at December 31, 2005, is greater than the cash used in operations for the year ended December 31, 2005. Management believes that there will be an increase in overall expenses to expand the operations on a global basis during 2006. Although revenues are expected to increase, it is unclear whether additional cash resources will be required during the next twelve months. We expect to undertake additional debt or equity financings if needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Net cash used in operating activities was $4,917,000 for the year ended December 31, 2005, compared to $1,470,000 for the year ended December 31, 2004, an increase of 234%. The increase in net cash used in operating activities is primarily the result of our increased expenses with our expanded operations.

Net cash used in investing activities was $714,000 for the year ended December 31, 2005, compared to net cash used in investing activities for the year ended December 31, 2004 of $607,000, an increase in net cash used in investing activities of $107,000. The net cash used in investing activities increased primarily due to an increase in the purchases of equipment of approximately $123,000, the capitalization of content costs which amounted to approximately $114,000, offset by the decrease in the cost of acquisitions of approximately $167,000 and proceeds from sale of equipment of approximately $44,000 in the year ended December 31, 2004.

Net cash provided by financing activities was $10,597,000 for the year ended December 31, 2005 compared to $2,404,000 for the year ended December 31, 2004, an increase of $8,193,000 or 341%. The increase in net cash provided by financing activities was primarily due to the net amount received from private equity placements of approximately $11,116,000 offset against the net received and repaid from our callable secured convertible notes of approximately $2,743,000.

Below is a description of significant financings we completed during the fiscal year ended December 31, 2005.

MAY 2005 LOAN FROM ROBERT PETTY

         On May 18, 2005, we entered into a Note Purchase Agreement with Robert Petty, our Chairman and Chief Executive Officer. Mr. Petty loaned us $600,000 pursuant to the Note Purchase Agreement. In connection with this, we paid transaction fees totaling $92,500, which includes a $60,000 placement agent fee in connection with the sale by Mr. Petty of $600,000 principal amount of secured convertible promissory notes (described below) and $32,500 in legal fees in connection with the transaction. As evidence of the $600,000 loan and a prior existing loans from Mr. Petty totaling $500,000, we issued Mr. Petty a promissory note in the principal amount of $1,100,000. The principal sum of $1,100,000 plus interest at the rate of 10% per annum calculated beginning September 1, 2005 was re-paid by December 31, 2005. Our obligations under the promissory note were secured by a security interest in all of our assets.

         On May 19, 2005, we applied $200,000 of the $600,000 gross proceeds from Mr. Petty's loan to redeem $142,857 principal amount of outstanding callable secured convertible notes. As consideration for the redemption, the holders of the callable secured convertible notes agreed not to convert any amount due under the callable secured convertible notes at a conversion price less than $0.10 per share for a 60-day period that ended on July 18, 2005.

         In connection with the above loan from Mr. Petty, Mr. Petty personally sold an aggregate of $600,000 principal amount of secured convertible promissory notes to certain accredited investors. The secured convertible promissory notes were convertible into common stock held by Mr. Petty at a price of $1.25 per share. Mr. Petty's obligations under the secured convertible promissory notes were secured by the $1,100,000 principal amount promissory note payable by us to Mr. Petty. The secured convertible promissory notes accrued interest at a rate of 8% per annum.

         As partial consideration for the loan from Mr. Petty, we entered into a registration rights agreement, pursuant to which we agreed to prepare and file a registration statement providing for the resale of the shares of common stock issuable upon conversion of the secured convertible promissory notes, including shares of common stock that may be issued as interest payments under the secured convertible promissory notes

JULY 2005 FINANCING

         On July 18, 2005, we entered into a Securities Purchase Agreement with four accredited investors for the sale of: (i) up to $2,500,000 in callable secured convertible notes; and (ii) warrants to purchase up to 100,000 shares of common stock. On July 19, 2005, the investors provided us $550,000 of gross proceeds from the sale of $550,000 in principal amount of callable secured convertible notes and warrants to purchase 22,000 shares of our common stock.

         The callable secured convertible notes allowed us to prepay them in full if we paid the investors an amount in cash equal to either: (i) 125% for prepayments occurring within 30 days of the issue date; (ii) 135% for prepayments occurring between 31 and 60 days of the issue date; or (iii) 150% for prepayments occurring after the 60th day following the issue date. As further described below under "August 2005 Equity Financing," on August 23, 2005, we prepaid all outstanding amounts under the $550,000 principal amount callable secured convertible notes and under the other outstanding callable secured convertible notes.

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

         We are required to file a registration statement with the Securities and Exchange Commission, which will include the common stock underlying the warrants, within 30 days from receipt of a written demand from the investors for us to do so. As of the date this report was filed with the Securities and Exchange Commission the warrant holders have not demanded that we register the shares issuable upon exercise of such warrants.

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

         We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 45 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, we must pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. The company has issued 191,666 shares of common stock as settlement of liquidated damages accrued and accruing through April 30, 2006. Liquidated damages will continue accruing if the registration statement is not declared effective on or before April 30, 2006.

         Pali Capital, Inc. and Brimberg & Co. acted as placement agents in connection with the August 2005 private placement. In connection with the closing, we paid the placement agents a cash fee of $520,000, calculated as 10% of the gross proceeds up to $3,000,000 and 8% of the gross proceeds in excess of $3,000,000. In addition, we issued the placement agents warrants to purchase 383,332 shares of common stock (10% of the shares of common stock sold in the private placement) with an exercise price of $1.50 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants.

OCTOBER 2005 EQUITY FINANCING

         On October 20, 2005, we sold 1,500,000 shares of common stock to accredited investors in a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The shares of common stock were sold at a price of $1.50 per share resulting in gross proceeds of $2,250,000.

         We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, we must pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. The company has issued 45,001 shares of common stock as settlement of liquidated damages accrued and accruing through April 30, 2006. Liquidated damages will continue accruing if the registration statement is not declared effective on or before April 30, 2006.

         Pali Capital, Inc. and Brimberg & Co. acted as placement agents in connection with this private placement. In connection with the closing, we paid the placement agents a cash fee of $180,000, calculated as 8% of the gross proceeds from the private placement. In addition, we issued the placement agents warrants to purchase 150,000 shares of common stock (10% of the shares of common stock sold in the private placement) with an exercise price of $1.50 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants.

DECEMBER 2005 EQUITY FINANCING

         On December 28, 2005, we sold 1,701,500 shares of common stock and 680,600 warrants to purchase shares of common stock to accredited investors. The shares of common stock were sold at a price of $3.00 per share, resulting in $5,104,500 of gross proceeds. Each investor was issued warrants to purchase a number of shares of common stock equal to 40% of the number of shares of common stock purchased. The warrants have an exercise price of $4.00 per share and a term of five years.

         In connection with this private placement, we agreed with the investors that within 60 days of meeting the listing requirements of The Nasdaq SmallCap Market, we will file an initial listing application for our common stock to be listed on The Nasdaq SmallCap Market and that within 60 days of meeting the listing requirements of The Nasdaq National Market, we will file an initial listing application for our common stock to be listed on The Nasdaq National Market.

         We also granted investors a right to participate in subsequent financings until June 28, 2007.

         We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. Such registration statement was filed on February 8, 2006. If the registration statement is not declared effective within 120 days following the closing date, we must pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not declared effective.

         Pali Capital, Inc. and Brimberg & Co., both registered broker-dealers, acted as placement agents for this private placement. In connection with the closing, we paid the placement agents a cash fee of $408,360, calculated as 8% of the gross proceeds. In addition, we issued the placement agents warrants to purchase 238,700 shares of common stock (10% of the securities sold in the private placement) with an exercise price of $3.00 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants.

MARKET RISKS

         We conduct our operations in primary functional currencies: the United States dollar, the British pound and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in the United Kingdom and Australia, where we invoice our customers primarily in pounds and Australian dollars, respectively. In the future we anticipate billing certain European customers in Euros, though we have not done so to date.

         We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the years ended December 31, 2005 and 2004.

         Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

         Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of December 31, 2005, two customers each accounted for approximately 11% of our trade accounts receivable portfolio, for approximately 22% in total. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $6,015,000 for the year ended December 31, 2005, compared to $2,174,000 for the year ended December 31, 2004. Additionally, as of December 31, 2005, we had a net working capital of approximately $5,007,000 and negative cash flows from operating activities of approximately $4,917,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in fiscal 2006, primarily as a result of an increase in sales, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 153, "Exchanges of Nonmonetary Assets," (SFAS No. 153). SFAS No. 153 amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not routinely enter into exchanges that could be considered nonmonetary, accordingly we do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

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

         We will adopt SFAS 123R effective January 1, 2006. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. SFAS 123R permits us to continue to use such a model.

         SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have not yet determined what effect, if any, this change will have on future periods.

         In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably
estimated.   FIN  47  also  clarifies  when  an  entity  would  have  sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted in the fourth quarter of 2005 and has had no significant impact on our financial position, results of operations or cash flows.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

         In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

         In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities , and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins September 15, 2006. FASB 155 is not expected to have a material impact on the Company's consolidated financial statements.

         In March 2006, FASB issued FASB 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140 . FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method . FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

         All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

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

      -------------------------------- ---------------- --------------------------------------------------------
                   Name                      Age                               Position
      -------------------------------- ---------------- --------------------------------------------------------
      Robert Petty                           41         Chief Executive Officer, President and Chairman of the
                                                        Board of Directors
      -------------------------------- ---------------- --------------------------------------------------------
      Robin Smyth                            52         Chief Financial Officer and Director
      -------------------------------- ---------------- --------------------------------------------------------


         ROBERT  PETTY.  Mr.  Petty  was  appointed  Chief  Executive   Officer,
President and Chairman of the Board of Directors on December 3, 2003, the effective date of the merger with ROO Media Corporation. Mr. Petty has also served as the President, Chief Executive Officer and Chairman of the Board of Directors of ROO Media Corporation since May 2001. From December 2002 to June 30, 2003, Mr. Petty was a Director of A. Cohen & Co, Plc. From 1999 to 2002, Mr. Petty worked in New York in various positions, including Chairman and Chief Executive Officer of Avenue Group, Inc. (AVNU) (formerly I.T. Technology Inc.) and President of VideoDome.com Networks, Inc, a middleware streaming media service provider. From 1997 to 1999, Mr. Petty was Manager of Electronic Business Services for e-commerce products for Telstra Corp. Mr. Petty is also on the Board of Directors of Reality Group Pty Ltd, Undercover Media Pty Ltd, Petty Consulting Inc., ROO Media (Australia) Pty Ltd, ROO Media Europe Ltd, Bickhams Media Inc, VideoDome.com Networks Inc, BAS Digital Pty Ltd, ROO Broadcasting Ltd, Factory 212 Pty Ltd and ROO TV Pty Ltd.

         ROBIN SMYTH. Mr. Smyth was appointed Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer and a Director on December 3, 2003, the effective date of the merger with ROO Media Corporation. Mr. Smyth became involved with ROO Media Corporation in 2002 and was appointed a Director in 2003. Since 1998 he was a partner at Infinity International, a consulting and IT recruitment operation. During the period from 1990 to 1998 Mr. Smyth worked for three years as EVP of Computer Consultants International in the U.S. and for five years in London as CEO of Computer Consultants International's European operations. Mr. Smyth was Secretary and a Director of the All-States group of companies involved in merchant banking operations, where he was responsible for corporate banking activities. Mr. Smyth is also on the Board of Directors of Reality Group Pty Ltd, Undercover Media Pty Ltd ROO Media (Australia) Pty Ltd, ROO Media Europe Ltd, Bickhams Media Inc, ROO Broadcasting Ltd, Factory 212 Pty Ltd, ROO TV Pty Ltd, VideoDome.com Networks Inc, and Corporate Advice Pty Ltd.

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

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer. The Code of Ethics has been filed with our amended annual report for the fiscal year ended December 31, 2003 on Form 10-KSB/A as Exhibit 14.1, filed with the Securities and Exchange Commission on March 2, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Robin Smyth, ROO Group, Inc., 228 East 45th Street, 8th Floor, New York, NY 10017. Our telephone number is (212) 661-4111. We are in the process of building a section of our website at www.roo.com where our Code of Ethics will be available to investors.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2005, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, we believe that during the year ended December 31, 2005, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except Midnight Bay Holdings Pty Ltd. reported one transaction late and filed one Form 4 late.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officer, for services as executive officers for the last three fiscal years.

                          Executive Compensation Table
                          ----------------------------

                                                                                                 Long-Term
                                                                                                Compensation
                                                                                   ---------------------------------------
                                                     Annual Compensation                     Awards             Payouts
                                             ------------------------------------- --------------------------- -----------
                                                                        Other                      Securities                All
                                                                        Annual       Restricted    Under-lying    LTIP      Other
             Name and                                                  Compen-         Stock       Options/    Payouts     Compen-
        Principal Position            Year   Salary ($)  Bonus ($)    sation ($)    Award(s) ($)    SARs (#)      ($)     sation ($)
----------------------------------- -------- ----------- ----------- ------------- --------------- ----------- ---------- ----------
Robert Petty (1),                     2005     $253,846         0            0        $600,000(3)          0          0        0
     Chief Executive Officer,         2004     $192,501         0            0               0             0          0        0
     President and Chairman of        2003      $10,000         0            0               0             0          0        0
     the Board

Robin Smyth (2),                      2005     $152,307         0       $5,000        $150,000(4)          0          0        0
     Chief Financial Officer,         2004     $101,619         0            0               0             0          0        0
     Secretary, Treasurer,            2003       $5,000         0            0               0             0          0        0
     Principal Accounting Officer
     and Director

(1) Mr. Petty became our Chief Executive Officer, President and Chairman on December 3, 2003.
(2) Mr. Smyth became our Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer and a Director on December 3, 2003.
(3) On March 17, 2005, we issued 6,000,000 shares of Series A Preferred Stock to Robert Petty as a performance bonus. These shares have been valued at the equivalent of common shares valued as at the issue date.
(4) On March 17, 2005, we issued 1,500,000 shares of Series A Preferred Stock to Robin Smyth as a performance bonus. These shares have been valued at the equivalent of common shares valued as at the issue date

                               Options Grant Table
                               -------------------

         The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2005. We did not have during such fiscal year, and currently do not have, any plans providing for the grant of stock appreciation rights ("SARs").

                     Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------
                               Individual Grants
--------------------------------------------------------------------------------
           (a)                  (b)             (c)          (d)        (e)
                                            % of Total
                                            Options/
                            Number of       SARs
                            Securities      Granted to    Exercise
                            Underlying      Employees     or Base
                            Options/ SARs   in Fiscal     Price      Expiration
           Name             Granted (#)     Year          ($/Sh)     Date
--------------------------------------------------------------------------------
Robert Petty                  520,000           29.2%       $2.00   8/23/2007
Robin Smyth                   260,000           14.6%       $2.00   8/23/2007
--------------------------------------------------------------------------------

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

EMPLOYMENT AGREEMENTS

         On April 1, 2004, we entered into an employment agreement with Robert Petty. Under the agreement, Mr. Petty agreed to serve as our President, Chief Executive Officer and Chairman of our Board of Directors. The expiration date of the agreement is March 31, 2006, but will automatically be extended for two additional years unless at least 90 days prior to such time either party notifies the other party that the term will not be extended. Mr. Petty's base salary under the agreement is $200,000 annually and will increase 10% each year. Mr. Petty's base salary will also be reviewed at least annually for merit increases and may, by action and in the discretion of the Board, be increased at any time or from time to time. Mr. Petty is entitled to receive bonus payments or incentive compensation as may be determined by our Board of Directors. In addition, Mr. Petty was granted an incentive stock option to purchase 120,000 shares of our common stock, which is exercisable at $2.00 per share and expires on August 23, 2007, as amended.

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

         On April 1, 2004, we entered into an employment agreement with Robin Smyth. Under the agreement, Mr. Smyth agreed to serve as our Chief Financial Officer. The expiration date of the agreement is March 31, 2006, but will automatically be extended for two additional years unless at least 90 days prior to such time either party notifies the other party that the term will not be extended. Mr. Smyth's base salary under the agreement is $120,000 annually and will increase 10% each year. Mr. Smyth's base salary will also be reviewed at least annually for merit increases and may, by action and in the discretion of the Board, be increased at any time or from time to time. Mr. Smyth is entitled to receive bonus payments or incentive compensation as may be determined by our Board of Directors. In addition, Mr. Smyth was granted an incentive stock option to purchase 60,000 shares of our common stock, which is exercisable at $2.00 per share and expires on August 23, 2007, as amended.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2006. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

         Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Furthermore, unless otherwise indicated, the address of the beneficial is c/o ROO Group, Inc., 228 East 45th Street, 8th Floor, New York, NY 10017.

                                          Common         Percentage                         Percentage of
                                           Stock            of        Series A Preferred      Series A
Name and Address                        Beneficially      Common      Stock Beneficially      Preferred       Percentage of
of Beneficial Owner                      Owned (1)       Stock (1)        Owned (2)            Stock        Total Vote (1)(2)
------------------------------------- ----------------- ------------ -------------------- ---------------- -----------------
Robert Petty                            2,120,000 (3)        15.2%         6,000,000               63.2%             57.0%

Robin Smyth                               360,000 (4)         2.7%         1,500,000               15.8%             14.2%

Avenue Group, Inc.
15303 Ventura Blvd.
9th Floor
Sherman Oaks, CA 91403                        673,210         5.1%                 0                  0%              < 1%

Cobble Creek Consulting, Inc.
445 Central Ave.
Cedarhurst, NY 11516                       40,000 (5)         < 1%         1,000,000               10.5%              9.2%

Rubin Irrevocable Family Trust
25 Highland Blvd.
Dix Hills, NY 11746                        60,000 (6)         < 1%         1,000,000               10.5%              9.3%

Southpoint Capital Advisors LP
Southpoint GP, LP
Southpoint Capital Advisors LLC
Southpoint GP, LLC
Robert W. Butts
John S. Clark II
237 Park Avenue
Suite 900
New York, NY 10017                        866,667 (7)         6.6%                 0                  0%              < 1%

William D. Witter, Inc.
Walter Pendergast
Victor Ugolyn
One Citicorp Center
153 East 53rd Street
New York, NY 10022                      1,323,333 (8)        10.0%                 0                  0%              1.2%
------------------------------------- ----------------- ------------ -------------------- ---------------- -----------------
All Directors and Executive                 2,480,000        17.4%         7,500,000               79.0%             70.9%
Officers as a Group (2 persons)
------------------------------------- ----------------- ------------ -------------------- ---------------- -----------------

(1) Applicable percentage ownership is based on 13,176,436 shares of common stock outstanding as of March 31, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to ten votes for each share of Series A Preferred Stock owned. Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class. As of March 31, 2006 there were 9,500,000 outstanding shares of Series A Preferred Stock.
(3) Represents: (a) 1,360,000 shares of common stock; (b) 120,000 shares of common stock issuable upon the exercise of vested stock options with an exercise price of $2.00 per share and an expiration date of August 23, 2007; (c) 400,000 shares of common stock issuable upon the exercise of stock options which vest upon completion of certain milestones with an exercise price of $2.00 per share and an expiration date of August 23, 2007; and (d) 240,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.
(4) Represents: (a) 32,000 shares of common stock owned directly by Mr. Smyth; (b) 8,000 shares of common stock owned indirectly through the Smyth Family Superannuation Fund; (c) 60,000 shares of common stock issuable upon the exercise of vested stock options with an exercise price of $2.00 per share and an expiration date of August 23, 2007; (d) 200,000 shares of common stock issuable upon the exercise of stock options which vest upon completion of certain milestones with an exercise price of $2.00 per share and an expiration date of August 23, 2007; and (e) 60,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.
(5) Represents 40,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.
(6) Represents: (a) 20,000 shares of common stock; and (b) 40,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.
(7) As reported in a Schedule 13G filed with the Securities and Exchange Commission on September 1, 2005, Southpoint Capital Advisors LP, Southpoint GP LP, Southpoint Capital Advisors LLC, Southpoint GP LLC, Robert W. Butts and John S. Clark II have the sole power to vote and dispose of approximately 866,667 shares of common stock.
(8) As reported in a Schedule 13G filed with the Securities and Exchange Commission on January 24, 2006, William D. Witter, Inc., Walter Pendergrast and Victor Ugolyn have the sole power to vote 1,304,729 shares of common stock and the sole power to dispose of 1,323,333 shares of common stock. William D. Witter, Inc. is a New York corporation registered as an investment adviser under the Investment Advisers Act of 1940. Walter Pendergrast is a Managing Director of William D. Witter, Inc. and Victor Ugolyn is the President of William
         D. Witter, Inc.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2005. All common stock share amounts and exercise prices in this section have been adjusted to reflect a one-for-50 reverse split effective October 3, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION
-----------------------------------------------------------------------------------------------------------------
Plan category                         Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                     (b)                       (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not
approved by security holders                1,783,050                 $2.00                    716,950
------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                       1,783,050                 $2.00                    716,950
------------------------------------ ------------------------ ----------------------- ---------------------------

         On April 1, 2004 our Board of Directors adopted a stock option plan (the "2004 Stock Option Plan"). Pursuant to this plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 1,000,000 shares of common stock may be issued, as adjusted. The plan may be administered by our Board of Directors or by a committee to which administration of the plan, or part of the plan, may be delegated by our Board of Directors. Options granted under the plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our Board of Directors or designated committee thereof. To the extent that options are vested, they must be exercised within a maximum of three months of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan shall be determined by our Board of Directors or designated committee thereof. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

         On August 23, 2005 our Board of Directors of ROO Group, Inc. increased the number of shares which may be issued under the 2004 Stock Option Plan to an aggregate of 2,500,000 shares of common stock.

         As of December 31, 2005, the following options have been granted under our 2004 Stock Option Plan:

-----------------------------------------------------------------------------------------------------
                            Options Issued Under 2004 Stock Option Plan
-----------------------------------------------------------------------------------------------------
Name                Quantity    Exercise Price   Date Granted         Vest Date     Expiration Date
------------------ ------------ -------------- ------------------ ----------------- -----------------
 Robert Petty          120,000      2.00         August 23, 2005   August 23, 2005  August 23, 2007
------------------ ------------ -------------- ------------------ ----------------- -----------------
 Robin Smyth            60,000      2.00         August 23, 2005   August 23, 2005  August 23, 2007
------------------ ------------ -------------- ------------------ ----------------- -----------------
 Robert Petty          400,000      2.00         August 23, 2005   Not yet vested   August 23, 2007
------------------ ------------ -------------- ------------------ ----------------- -----------------
 Robin Smyth           200,000      2.00         August 23, 2005   Not yet vested   August 23, 2007
------------------ ------------ -------------- ------------------ ----------------- -----------------
 Other Staff            99,050      2.00         August 23, 2005   August 23,2005   August 23, 2007
------------------ ------------ -------------- ------------------ ----------------- -----------------
 Other Staff           904,000      2.00         August 23, 2005   Not yet vested   August 23, 2007
------------------ ------------ -------------- ------------------ ----------------- -----------------
 Total               1,783,050
------------------ ------------ -------------- ------------------ ----------------- -----------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CONSULTING AGREEMENT WITH OUR CHIEF EXECUTIVE OFFICER/DIRECTOR

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

LOANS FROM OUR CHIEF EXECUTIVE OFFICER/DIRECTOR

         On January 7, 2003, ROO Media entered into a new loan agreement with Mr. Petty to replace the loan agreement entered into with Mr. Petty dated July 29, 2001. The interest on the loan is 10% per annum and the outstanding balance as of December 31, 2003 was $514,164. Mr. Petty has agreed that no demand for payment will be made to the company over the following 12 months and any principle repayment during any month above $20,000 will require board approval. The loan is secured by all of the assets of ROO Media. Our management believes that this loan is on terms at least as favorable as could have been obtained from an unrelated third party.

         We have periodically received cash advances from our Chief Executive Officer and director, Robert Petty. These amounts are recorded as a loan payable. The interest on the loan is 10% per annum and the outstanding balance as of December 31, 2005 was $0. Interest expense for this loan amounts to $81 and $51 for the twelve months ended December 31, 2005 and 2004, respectively.

         On May 18, 2005, we entered into a note purchase agreement with our Chief Executive Officer and director, Robert Petty. As consideration for a loan of $600,000, we incurred a debt payable to Mr. Petty in the amount of $600,000. In connection with this loan, we paid transaction fees totaling $92,500, which includes a $60,000 placement agent fee in connection with the sale by Mr. Petty of $600,000 principal amount of secured convertible promissory notes (described below) and $32,500 in legal fees in connection with such transaction. As evidence of the $600,000 debt and a prior existing $500,000 debt payable to Mr. Petty, we issued Mr. Petty a promissory note in the principal amount of $1,100,000. The principal sum of $1,100,000 plus interest at the rate of 10% per annum calculated beginning June 1, 2005 was due to be repaid on December 31, 2005. Our obligations under the promissory note were secured by a subordinated security interest in all of our assets. In October 2005, Mr. Petty converted $600,000 of the $1,100,000 principal amount promissory note into shares of our common stock at a price of $1.50 per share.

         In connection with the May 18, 2005 loan from Mr. Petty, Mr. Petty personally sold an aggregate of $600,000 principal amount of secured convertible promissory notes to certain investors. The secured convertible promissory notes were convertible into common stock held by Mr. Petty at a price of $1.25 per share, as adjusted. Mr. Petty's obligations under the secured convertible promissory notes were secured by a security interest in the $1,100,000 principal amount promissory note payable by us to Mr. Petty. The secured convertible promissory notes bear interest at a rate of 8% per annum.

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

         In connection with Mr. Petty's sale of the $600,000 principal amount secured convertible promissory notes Mr. Petty was personally obligated to issue warrants exercisable into shares of ROO Group, Inc. common stock owned by Mr. Petty to placement agents. On August 23, 2005 we assumed the liability for such warrants. This resulted in the issuance by us of warrants to purchase 48,000 shares of our common stock exercisable for five years with an exercise price of $1.25 per share.

ROO MEDIA

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

BICKHAMS MEDIA, INC.

         On September 10, 2004, we entered into an agreement to purchase all of the outstanding shares of common stock of Bickhams Media, Inc. from Avenue Group, Inc. Avenue Group is a founding shareholder of ROO Group, Inc. and as of September 10, 2004 owned over 20% of our outstanding common stock. Also, in connection with the purchase of Bickhams Media, we agreed to guaranty all of the obligations of VideoDome.com Networks, Inc. under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. Our management believes that the terms of this transaction were at least as favorable as could have been obtained from an unrelated third party.

SERIES A PREFERRED STOCK

         On March 17, 2005, we issued 6,000,000 shares of Series A Preferred Stock to our Chief Executive Officer and director, Robert Petty, and 1,500,000 shares of Series A Preferred Stock to our Chief Financial Officer and director, Robin Smyth. These shares have a combined valuation of $750,000. These shares were issued as a performance bonus to Messrs. Petty and Smyth for, among other things, their role in helping expand and grow our business operations.

ITEM 13. EXHIBITS.

Exhibit
Number                            Description
--------------------------------------------------------------------------------

2.1 Amendment No. 1 dated October 28, 2005 to Stock Purchase Agreement among ROO Group, Inc. and the shareholders of Reality Group Pty Ltd. (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2005)

2.2 Share Purchase Agreement dated October 28, 2005 by and among ROO Broadcasting Limited and the Sellers thereto (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2005)

3.1 Certificate of Incorporation of Virilitec Industries, Inc. (Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the Securities and Exchange Commission on March 29, 1999)

3.2 Certificate of Amendment of Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on October 31, 2003 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

3.3 Certificate of Amendment to the Amended Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on February 18, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

3.4 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 14, 2005)

3.5 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 14, 2005)

3.6 Amendment to the Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on September 30, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 4, 2005)

3.7 Certificate of Amendment to Amended Certificate of Incorporation, effective as of October 3, 2005 (Incorporated by reference to Form SB-2 (File No. 333-131660), filed with the Securities and Exchange Commission on February 8, 2006)

3.8 Bylaws (Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the Securities and Exchange Commission on March 29, 1999)

4.1 Stock Purchase Warrant issued to AJW Offshore, Ltd., dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.2 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.3 Stock Purchase Warrant issued to AJW Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.4 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.5 Stock Purchase Warrant issued to AJW Offshore, Ltd., dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.6 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.7 Stock Purchase Warrant issued to AJW Partners, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.8 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.9 Stock Purchase Warrant issued to AJW Offshore, Ltd., dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.10 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.11 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.12 Promissory Note in the principal amount of $1,100,000 issued to Robert Petty (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

4.13 Stock Purchase Warrant issued to AJW Offshore, Ltd., dated July 18, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

4.14 Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated July 18, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

4.15 Stock Purchase Warrant issued to AJW Partners, LLC, dated July 18, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

4.16 Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated July 18, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

4.17 Form of placement agent warrant in connection with August 2005 Equity Financing (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

4.18 Form of placement agent warrant in connection with October 2005 Equity Financing (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 26, 2005)

4.19 Form of investor warrant in connection with December 2005 Equity Financing (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

4.20 Form of placement agent warrant in connection with December 2005 Equity Financing (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.1 Sublease dated April 1, 2005 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 13,
      2005)

10.2 Letter agreement dated May 12, 2005 between the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 12, 2005)

10.3 Note Purchase Agreement made as of May 18, 2005 by and between ROO Group, Inc. and Robert Petty (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.4 Registration Rights Agreement made as of May 18, 2005 by and among Robert Petty, ROO Group, Inc. and the purchasers listed on Schedule I thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.5 Securities Purchase Agreement, dated July 18, 2005, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

10.6 Registration Rights Agreement, dated as of July 18, 2005, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

10.7 Omnibus Consent and Waiver dated August 18, 2005 between ROO Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 24, 2005)

10.8 Common Stock Purchase Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.9 Registration Rights Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.10 Escrow Agreement dated August 19, 2005 among ROO Group, Inc., the purchasers signatory thereto and Kramer Levin Naftalis & Frankel LLP (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.11 Common Stock Purchase Agreement dated October 20, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 26, 2005)

10.12 Registration Rights Agreement dated October 20, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 26, 2005)

10.13 Escrow Agreement dated October 20, 2005 among ROO Group, Inc., the purchasers signatory thereto and Kramer Levin Naftalis & Frankel LLP (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 26, 2005)

10.14 Common Stock Purchase Agreement dated December 28, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.15 Escrow Agreement dated December 28, 2005 among ROO Group, Inc., the purchasers signatory thereto and Kramer Levin Naftalis & Frankel LLP (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.16 Registration Rights Agreement dated December 28, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

16.1 Letter of Mark Cohen, C.P.A. dated February 1, 2004 on change in certifying accountant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 6, 2004)

16.2 Letter of Mark Cohen, C.P.A. dated March 12, 2004 on change in certifying accountant (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on March 15, 2004)

21.1 Subsidiaries of the Company (Incorporated by reference to Form SB-2 (File No. 333-131660), filed with the Securities and Exchange Commission on February 8, 2006)

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

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

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $38,000 and $20,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

AUDIT-RELATED FEES

         We incurred fees of $9,000 and $5,000 for the years ended December 31, 2005 and December 31, 2004, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

ALL OTHER FEES

         We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2005 and December 31, 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The board of directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROO GROUP, INC.


    Dated:   April 17, 2006        By:       /s/ Robert Petty
                                            -----------------------------------
                                            Robert Petty
                                            Chief Executive Officer


    Dated:   April 17, 2006        By:       /s/ Robin Smyth
                                            -----------------------------------
                                            Robin Smyth
                                            Chief Financial Officer and
                                            Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                                    DATE
---------                -----                                    ----

/s/ Robert Petty         Chief Executive Officer, President and   April 17, 2006
----------------------   Chairman of the Board
Robert Petty

/s/ Robin Smyth          Chief Financial Officer, Principal       April 17, 2006
----------------------   Accounting Officer and Director
Robin Smyth

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ROO Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of ROO Group, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROO Group, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Moore Stephens, P.C.

                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

New York, New York
March 27, 2006

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                            $  5,274
  Accounts receivable, net                                                1,499
  Other current assets                                                      330
                                                                       --------

  TOTAL CURRENT ASSETS                                                    7,103
                                                                       --------

Property and equipment, net                                                 475
Deferred tax assets                                                          24
Content, net                                                                175
Software, net                                                             1,013
Customer list, net                                                          398
Domain names, net                                                            52
Goodwill                                                                  1,990
                                                                       --------

  TOTAL ASSETS                                                         $ 11,230
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                                     $  1,100
  Accrued expenses                                                          382
  Income tax payable                                                        132
  Accrued employee benefits                                                  44
  Other current liabilities                                                 438
                                                                       --------

  TOTAL CURRENT LIABILITIES                                               2,096
                                                                       --------

NON-CURRENT LIABILITIES                                                      47
                                                                       --------

  TOTAL LIABILITIES                                                       2,143
                                                                       --------

COMMITMENTS                                                                  --
                                                                       --------

MINORITY INTEREST                                                            89
                                                                       --------

STOCKHOLDERS' EQUITY:
  Series A Preferred shares, $0.0001 par value:
    authorized 10,000,000 shares; issued and
    outstanding 9,500,000                                                     1
  Common stock, $0.0001 par value: authorized 500,000,000
    shares; issued and outstanding 13,176,436                                 1
  Additional paid-in capital                                             23,366
  Accumulated deficit                                                   (14,335)
  Accumulated other comprehensive loss                                      (35)
                                                                       --------

  TOTAL STOCKHOLDERS' EQUITY                                              8,998
                                                                       --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 11,230
                                                                       ========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                           YEARS ENDED
                                                                           DECEMBER 31,
                                                                   --------------------------
                                                                       2005          2004
                                                                   -----------    -----------
REVENUE                                                            $     6,619    $     3,937
                                                                   -----------    -----------

EXPENSES:
  Operations                                                             4,465          2,541
  Research and development                                                 601            322
  Sales and marketing                                                    2,217            841
  General and administrative                                             3,440          2,407
  General and administrative (non-cash)                                  1,911             --
                                                                   -----------    -----------

  TOTAL EXPENSES                                                        12,634          6,111
                                                                   -----------    -----------

  (LOSS) FROM OPERATIONS                                                (6,015)        (2,174)

Non-cash cost of capital                                                    --           (512)
Cost of capital                                                             --            (72)
Commission on loan procurement                                             (60)            --
Cost of Omnibus Consent and Waiver
     agreement                                                             (78)            --
Redemption premium on convertible notes                                   (801)            --
Agreement termination costs                                                 --           (210)
Interest income                                                              7              1
Interest expense - related party                                           (81)           (51)
Non-cash interest expense - related party                                  (62)            --
Interest expense - other                                                  (188)           (70)
Financing fees - convertible notes                                        (759)        (1,074)
Issue of stock for registration rights liquidated damages                 (710)            --
Loss on sale of marketable securities                                      (18)            --
                                                                   -----------    -----------

  NET (LOSS) BEFORE INCOME TAXES                                        (8,765)        (4,162)

INCOME TAXES                                                              (124)           (49)
                                                                   -----------    -----------

  NET (LOSS) BEFORE MINORITY INTEREST                                   (8,889)        (4,211)

MINORITY INTEREST                                                          (68)           (15)
                                                                   -----------    -----------


  NET (LOSS)                                                       $    (8,957)   $    (4,226)
                                                                   ===========    ===========

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE                      $     (1.40)   $     (1.21)
                                                                   ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING                                    6,403,458      3,502,789
                                                                   ===========    ===========

COMPREHENSIVE (LOSS):
  Net (loss)                                                       $    (8,957)   $    (4,226)
  Foreign currency translation                                             (38)            16
  Fair market value adjustment for available for sale securities            10            (10)
                                                                   -----------    -----------

  COMPREHENSIVE (LOSS)                                             $    (8,985)   $    (4,220)
                                                                   ===========    ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                             PREFERRED                              COMMON
                                                          SERIES A            SHARES             COMMON             STOCK
                                                      PREFERRED SHARES       PAR VALUE           STOCK             PAR VALUE
                                                      ----------------   ----------------   ----------------   ----------------
BALANCE JANUARY 1, 2004                                             --   $             --          3,153,399   $             --

Issue of stock in private placements                                --                 --            166,234                 --
Issue of stock for services                                         --                 --            136,043                 --
Issue of stock for investments                                      --                 --              8,807                 --
Issue of stock as compensation for the
  termination of an agreement                                       --                 --             60,000                 --
Issue of stock for the acquisition of Reality
  Group, Pty, Ltd                                                   --                 --            167,200                 --
Issue of stock for the acquisition of Undercover
  Media, Pty, Ltd                                                   --                 --             20,000                 --
Issue of stock for the acquisition of Bickhams
  Media, Inc.                                                       --                 --             80,000                 --
Issue of stock for the acquisition of Videodome
  Networks.com, Inc.                                                --                 --            120,000                 --
Issue of options for services                                       --                 --                 --                 --
Computed discount on convertible debt                               --                 --                 --                 --
Beneficial conversion feature of convertible debt                   --                 --                 --                 --
Foreign currency translation adjustment                             --                 --                 --                 --
Fair market value adjustment for available for
  sale securities                                                   --                 --                 --                 --
Net (loss)                                                          --                 --                 --                 --
                                                      ----------------   ----------------   ----------------   ----------------

BALANCE - DECEMBER 31, 2004                                         --   $             --          3,911,683   $             --
                                                      ================   ================   ================   ================

Issue of stock in private placements                                --                 --          7,034,834                  1
Issue of stock for registration rights
  liquidated damages                                                --                 --            236,667                 --
Issue of Series A Preferred shares for services              2,000,000                 --                 --                 --
Issue of Series A Preferred shares as
  Performance Bonuses                                        7,500,000                  1                 --                 --
Issue of stock for services                                         --                 --              5,818                 --
Issue of stock for share price guarantee related
  to Reality Group, Pty, Ltd                                        --                 --            359,280                 --
Issue of stock for achievement of milestones
  related to Videodome Networks.com, Inc.                           --                 --             40,000                 --
Issue of stock for the acquisition of Factory212                    --                 --             10,000                 --
Issue of options for services                                       --                 --                 --                 --
Computed discount on convertible debt                               --                 --                 --                 --
Beneficial conversion feature of convertible debt                   --                 --                 --                 --
Issue of stock on conversion of convertible debt                    --                 --          1,178,154                 --
Issue of warrants on conversion of convertible debt                 --                 --                 --                 --
Issue of warrants for Omnibus Consent and
  Waiver agreement                                                  --                 --                 --                 --
Issue of stock upon conversion of stockholder
  loan payable                                                      --                 --            400,000                 --
Issue of warrants for stockholder funding                           --                 --                 --                 --
Issue of warrants for services                                      --                 --                 --                 --
Foreign currency translation adjustment                             --                 --                 --                 --
Fair market value adjustment for available for
  sale securities                                                   --                 --                 --                 --
Net (loss)                                                          --                 --                 --                 --
                                                      ----------------   ----------------   ----------------   ----------------

BALANCE - DECEMBER 31, 2005                                  9,500,000   $              1         13,176,436   $              1
                                                      ================   ================   ================   ================

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                ACCUMULATED
                                                            OTHER                                  OTHER               TOTAL
                                                          ADDITIONAL                           COMPREHENSIVE        STOCKHOLDERS'
                                                           PAID-IN           ACCUMULATED           INCOME              EQUITY
                                                           CAPITAL            (DEFICIT)            (LOSS)             (DEFICIT)
                                                      ----------------    ----------------    ----------------    ----------------
  BALANCE JANUARY 1, 2004                             $            409    $         (1,152)   $            (13)   $           (756)

  Issue of stock in private placements                             872                  --                  --                 872
  Issue of stock for services                                      576                  --                  --                 576
  Issue of stock for investments                                    25                  --                  --                  25
  Issue of stock as compensation for the
    termination of an agreement                                    210                  --                  --                 210
  Issue of stock for the acquisition of Reality
    Group, Pty, Ltd                                              2,508                  --                  --               2,508
  Issue of stock for the acquisition of Undercover
    Media, Pty, Ltd                                                150                  --                  --                 150
  Issue of stock for the acquisition of Bickhams
    Media, Inc.                                                    280                  --                  --                 280
  Issue of stock for the acquisition of Videodome
    Networks.com, Inc.                                             330                  --                  --                 330
  Issue of options for services                                    426                  --                  --                 426
  Computed discount on convertible debt                             89                  --                  --                  89
  Beneficial conversion feature of convertible debt              1,055                  --                  --               1,055
  Foreign currency translation adjustment                           --                  --                  16                  16
  Fair market value adjustment for available for
    sale securities                                                 --                  --                 (10)                (10)
  Net (loss)                                                        --              (4,226)                 --              (4,226)
                                                      ----------------    ----------------    ----------------    ----------------

  BALANCE - DECEMBER 31, 2004                         $          6,930    $         (5,378)   $             (7)   $          1,545
                                                      ================    ================    ================    ================


  Issue of stock in private placements                          11,900                  --                  --              11,901
  Issue of stock for registration rights
    liquidated damages                                             710                  --                  --                 710
  Issue of Series A Preferred shares for services
  Issue of Series A Preferred shares as
    Performance Bonuses                                            749                  --                  --                 750
  Issue of stock for services                                       19                  --                  --                  19
  Issue of stock for share price guarantee related
    to Reality Group, Pty, Ltd                                    (200)                 --                  --                (200)
  Issue of stock for achievement of milestones
    related to Videodome Networks.com, Inc.                         44                  --                  --                  44
  Issue of stock for the acquisition of Factory212                  25                  --                  --                  25
  Issue of options for services                                    849                  --                  --                 849
  Computed discount on convertible debt                             32                  --                  --                  32
  Beneficial conversion feature of convertible debt                351                  --                  --                 351
  Issue of stock on conversion of convertible debt                 807                  --                  --                 807
  Issue of warrants on conversion of convertible debt              117                  --                  --                 117
  Issue of warrants for Omnibus Consent and
    Waiver agreement                                                78                  --                  --                  78
  Issue of stock upon conversion of stockholder
    loan payable                                                   600                  --                  --                 600
  Issue of warrants for stockholder funding                         62                  --                  --                  62
  Issue of warrants for services                                    93                  --                  --                  93
  Foreign currency translation adjustment                           --                  --                 (38)                (38)
  Fair market value adjustment for available for
    sale securities                                                 --                  --                  10                  10
  Net (loss)                                                        --              (8,957)                 --              (8,957)
                                                      ----------------    ----------------    ----------------    ----------------

  BALANCE - DECEMBER 31, 2005                         $         23,366    $        (14,335)   $            (35)   $          8,998
                                                      ================    ================    ================    ================

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                ------------------
                                                                  2005       2004
                                                                -------    -------
OPERATING ACTIVITIES:
  Net (loss)                                                    $(8,957)   $(4,226)
                                                                -------    -------
  Adjustments to reconcile net (loss) to net cash
    (used) by operating activities:
    Provision for doubtful accounts                                  31         35
Depreciation                                                        147         65
    Amortization of intangible assets                               581        230
    Non cash cost of capital                                         --        512
    Non cash cost of Omnibus Consent and Waiver agreement            78         --
    Non cash termination of registration rights                      --        210
    Non cash legal expenses                                          --         93
    Non cash stock, warrants and options for services               961         33
    Non cash preferred stock for consulting services                200         --
    Non cash preferred stock issued as performance bonuses          750         --
    Non cash interest expense related party                          62         --
    Non cash stock for registration rights liquidated damages       710         --
    Non cash marketing expenses                                      --        450
    Non cash financing fees on convertible note                     759      1,074
    Loss on sale of marketable securities                            18         --
    Minority interest in subsidiaries                                68         15

  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                          (449)       (52)
      Other assets                                                    1       (118)

    Increase (decrease) in:
      Accounts payable                                              381       (277)
      Accrued expenses                                              (22)       139
      Income tax payable                                             54         (3)
      Accrued employee benefits                                     (74)        68
      Other liabilities                                            (217)       282
                                                                -------    -------
      Total adjustments                                           4,040      2,756
                                                                -------    -------

  NET CASH (USED) BY OPERATING ACTIVITIES - FORWARD              (4,917)    (1,470)
                                                                -------    -------

INVESTING ACTIVITIES:
  Investment Bickhams/Videodome                                    (100)      (400)
  Investment in Reality                                            (200)      (144)
  Net cash received in acquisition of Reality and Videodome          --         86
  Net cash received in acquisition of Factory212                      9         --
  Proceeds from sale of marketable securities                         7         --
  Creation of content                                              (194)       (80)
  Purchase of equipment                                            (236)      (113)
  Proceeds from sale of equipment                                    --         44
                                                                -------    -------

  NET CASH (USED) BY INVESTING ACTIVITIES - FORWARD             $  (714)   $  (607)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                        --------------------
                                                          2005        2004
                                                        --------    --------

  NET CASH (USED) BY OPERATING ACTIVITIES - FORWARDED   $ (4,917)   $ (1,470)
                                                        --------    --------

  NET CASH (USED) BY INVESTING ACTIVITIES - FORWARDED       (714)       (607)
                                                        --------    --------

FINANCING ACTIVITIES:
  Proceeds from private placements, net                   11,901         785
  Bank overdraft                                            (260)        197
  Increase in related party loans                            225         116
  (Decrease) in related party loans                          (51)       (452)
  Convertible note                                         1,465       1,896
  Repayment of convertible note                           (2,743)         --
  Increase in stockholder loan                               600          88
  (Decrease) in stockholder loan                            (500)       (102)
  Note payable                                                --         (72)
  (Decrease) in capital leases                               (40)        (52)
                                                        --------    --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES               10,597       2,404
                                                        --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (14)        (31)
                                                        --------    --------

  NET INCREASE IN CASH                                     4,952         296

  CASH - BEGINNING OF YEAR                                   322          26
                                                        --------    --------

  CASH - END OF YEAR                                    $  5,274    $    322
                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the years for:
    Income taxes                                        $     72    $     25
    Interest                                            $    279    $    108

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2005 the Company issued 50,000 warrants at an exercise price of $3.00 to Brimberg & Co for investor relations services. These warrants were valued under the Black-Scholes method as $93 [See Note 13]. Also, during the year ended December 31, 2005, the Company issued 5,818 shares of common stock to a Company for investor relations services for a value of $19 [See Note 13]. During the year ended December 31, 2004 the Company issued
100,000 shares in the common stock of the Company for a value of $450 for marketing services and 44,045 shares in the common stock of the Company for a value of $126 for other services. In addition the Company issued 8,807 shares with a value of $25 of shares in the common stock of the Company in exchange for 200,000 shares in A. Cohen & Co. The directors believe that all the non-cash financing and investing activities were for fair value.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

      (1) BASIS OF PRESENTATION

ROO Group, Inc. ("we," "us," "our," the "Company" or "ROO Group"), through our operating subsidiaries, is a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery. We also operate a global network of individual destination portals under the brand ROO TV, that enables end users in different regions around the world to view video content over the Internet that is topical, informative, up to date, and specific to the region in which they live. In conjunction with our subsidiaries, we currently service websites based in Europe, Australia, the United States and South Africa. We also generate revenues through the operation of Reality Group Pty. Ltd ("Reality"), our 80% owned subsidiary. Reality is a provider of integrated communication solutions, including direct marketing, internet advertising and sales promotion. Reality generates revenue through traditional and online services to its clients including strategy, creative and media placement.

In prior years, we were in the development stage. During 2004, our principal operations generated significant revenues. As such, we no longer consider ourselves a development stage company.

      (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams (included since November 1, 2004) and its 80% subsidiary Reality Group Pty. Ltd. ("Reality") (included since May 1, 2004). Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty Ltd. ("Undercover") (included since June 1, 2004) , its 76%-owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited and its wholly owned subsidiary ROO TV Pty Ltd and its 51% subsidiary Factory 212 Pty Ltd.(Factory212) (included since November 1, 2005). Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome, Inc (included since November 1, 2004).

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

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

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

(E) CASH AND CASH EQUIVALENTS - ROO considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

(F) ACCOUNTS RECEIVABLE - Accounts receivable are recorded at the invoiced amount and are non-interest bearing. At each reporting period the Company evaluates, on a specific basis, the economic condition of its customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the non recoverable amount. The Company also maintains a general bad debt reserve based on the aging of its customer's receivables and historical trends. The allowance for doubtful accounts as of December 31, 2005 was $ 47.

(G) PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided for using the straight-line and declining balance methods of accounting over the estimated useful lives of the assets [See Note 5].

(H) INTANGIBLE ASSETS - Intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. All intangible assets are reviewed for impairment annually or more frequently if deemed necessary and no impairment write-offs were recorded in 2004 and 2005 [See Note 9].

(I) IMPAIRMENT OF LONG-LIVED ASSETS - We review our long-lived assets and identifiable intangibles for impairment at least annually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

(J) RISK CONCENTRATIONS - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of December 31, 2005, two customers each accounted for approximately 11% of our trade accounts receivable portfolio, for approximately 22% in total. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

We generally do not require collateral for our financial instruments.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(K) REVENUE RECOGNITION - Revenues are derived principally from professional services, digital media management and advertising. Revenue is recognized when service has been provided.

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

(L) EARNINGS (LOSS) PER SHARE CALCULATION - Net loss per share is based on the weighted average number of shares outstanding reflecting the shares issued in the merger as outstanding for all periods presented.

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

(M) STOCK-BASED COMPENSATION - We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized because the exercise prices of these employee stock options equal or exceed the estimated fair market value of the underlying stock on the dates of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R for public entities that file as small business issuers is the first reporting period beginning after December 15, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

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

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(N) NON CASH COST OF CAPITAL - During the years ended December 31, 2005 and 2004, non cash cost of capital included options issued for capital raising services which were valued using the Black-Scholes method totaling $ -0- and $512, respectively.

(O) ADVERTISING EXPENSE - Our policy is to expense advertising costs as incurred. We incurred no significant advertising expense in 2005 or 2004.

(P) RESTATEMENT OF SHARES - Effective October 3, 2005, the Company amended its Certificate of Incorporation to effect a one-for-fifty reverse split of the Company's issued and outstanding shares of common stock. All references to numbers or values of the Company's shares have been adjusted to reflect this one-for-fifty reverse split. All option amounts and exercise prices have been adjusted to reflect the stock split.

(Q) FINANCING FEES CONVERTIBLE NOTES - Financing Fees Convertible Notes reclassifies non cash expenses relating to the issuance of various convertible notes to investors in the Company. All such convertible securities were retired prior to December 31, 2005.

(R) RECLASSIFICATION - Certain prior period amounts have been reclassified to conform with the current presentation.

(S) RECENT ACCOUNTING PRONOUNCEMENTS - In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted in the fourth quarter of 2005 and has had no significant impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3"
("SFAS  No.  154").  SFAS No.  154  requires  retrospective  application  as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(S) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) - In February 2006, FASB issued FASB 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities, and FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB 155, provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. FASB 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance FASB 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB 133 and concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins
September 15, 2006. FASB 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006,  FASB issued FASB 156,  Accounting  for  Servicing  of  Financial
Assets--an amendment of FASB Statement No. 140 . FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method . FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on the Company's consolidated financial statements.

(3) GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $6,015 for the year ended December 31, 2005, compared to $2,174 for the year ended December 31, 2004. Additionally, as of December 31, 2005, we had a net working capital of approximately $5,007 and negative cash flows from operating activities of approximately $4,917. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in fiscal 2006, primarily as a result of an increase in sales, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

(4) MARKETABLE SECURITIES - AT FAIR VALUE

The Company had classified its investments in marketable securities as available for sale in conformity with generally accepted accounting principles. Available for sale securities are valued at fair value, with unrealized gains and losses shown as a separate component of stockholders' equity. Realized gains and losses are determined on the basis of sales price compared to original cost. Cost is determined under the specific identification method. In December 2005 the Company sold all its marketable securities with a cost basis of $25 for a net consideration of $7 resulting in a realized loss of $18.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(5) ACQUISITIONS

(i) On April 30, 2004 the Company completed the acquisition of 80% of the outstanding ordinary shares (the "Shares") of The Reality Group Pty Ltd. ("Reality"). Reality is a provider of integrated communication solutions, including direct marketing, internet advertising and sales promotion.

The consideration for the Shares was the issuance of an aggregate of 167,200 shares of common stock, par value $.0001 per share, of ROO Group, Inc. to the Reality shareholders, pro rata based on the Reality shareholders' ownership interest in Reality. As additional consideration for the Shares, ROO Group, Inc. agreed to pay an aggregate of US$144 ($200 Australian Dollars) to the Reality shareholders on or before September 30, 2004, to be divided proportionally to each Reality shareholder based on the Reality shareholder's current ownership percentage in Reality. The shares were valued at time of issuance at $15 per share as this was the price that the Company guaranteed the closing market price of the Company's common stock would be one year from the date of the closing of the Reality acquisition and, together with the deferred cash payment, placed a value on the Reality acquisition of $2,653. Unless the trading price of the Company's common stock is at least $15 per share for a period of twelve months commencing one year from the closing of the Reality acquisition, the Company will be required to pay the difference between the closing share price per share and $15 per share (a) in cash, (b) by returning a number of shares in Reality to the original Reality shareholders on a pro rata basis based upon an agreed valuation of the Reality ordinary shares or (c) with the agreement of the Reality shareholders, by issuing additional common shares of ROO Group, Inc. proportionately to the Reality shareholders.

The operations of Reality during the period from May 1, 2004 to December 31, 2005 have been included in the consolidated statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (April 30, 2004).

Current assets                                    $        962
Property, Plant and Equipment                              327
Deferred Tax Assets                                         13
Intangible Asset - Customer List                           650
Goodwill                                                 1,990
                                                  ------------

Total Assets Acquired                                    3,942
                                                  ------------

Current Liabilities                                      1,160
Non Current Liabilities                                    124
Minority Interest                                            5
                                                  ------------

Total Liabilities Assumed                                1,289
                                                  ------------

  NET ASSETS ACQUIRED                             $      2,653
  -------------------                             ============

On October 28, 2005, the Company entered into an amendment (the "Amendment") to the Stock Purchase Agreement (the "Reality Purchase Agreement") dated as of March 11, 2004 among the Company and the shareholders of Reality Group Pty Ltd. ("Reality Group"). Pursuant to the Amendment, the Reality Group shareholders agreed to exercise their buyback option effective January 1, 2006 at which date the Company must return 29% of the shares in Reality Group to Reality Group shareholders reducing the Company's ownership of Reality Group to 51% in exchange for 66,200 shares of the common stock of the Company (exchange shares). The Reality Group shareholders further agreed that the Share Variance (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) shall be calculated based upon a closing sale price of $2.50 and the Share Variance equals $1,264.

The Company paid $200 of the $1,264 Share Variance in cash and issued 425,400 shares (the "Variance Shares") of the Company's common stock as payment of the remaining $1,064 based on a stock price of $2.50 per share. These shares were a variance of shares and are included in the value at the time of acquisition of $2,653. The Company guaranteed (the "Variance Guarantee") the Reality Group shareholders that they will be able to sell their Exchange Shares (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) and Variance Shares for a price equal to or greater than $2.50 per share for a period of 14 days after the earliest date that the Reality Group shareholders can publicly sell their shares of the Company's common stock (the "Variance Guarantee Period"). In the event the Reality Group shareholders are unable to sell any of the Exchange Shares or the Variance Shares for a price equal to or greater than $2.50 per share during the Variance Guarantee Period, then the Company must issue them such number of shares of common stock equal to: (x) the applicable number of Variance and/or Exchange Shares multiplied by $2.50, less (y) the applicable number of Variance and/or Exchange Shares multiplied by the average closing sale price of the Company's common stock on the OTC Bulletin Board during the Variance Guarantee Period, divided by (z) the average closing sale price of the Company's common stock on the OTC Bulletin Board during the Variance Guarantee Period. Notwithstanding the above agreements, if at any time during the Variance Guarantee Period an offer is presented to a Reality Group shareholder to purchase their Variance Shares for a price equal to or greater than $2.50 per share and such shareholder does not accept the offer, then the Company's obligations pursuant to the Variance Guarantee shall be automatically terminated with respect to such shareholder. The Company agreed to prepare and file a registration statement providing for the resale of 359,280 shares of common stock of the Company being the Variance Shares less the exchange shares by November 27, 2005.

 (ii) On June 1, 2004 the Company completed the acquisition of the business and business assets of Undercover Media Pty Ltd. ("Undercover"). Included in the purchase is the www.undercover.com.au website, which currently serves over 500 visitors per month with 55% from the USA, 18% from Europe, 7% from Asia and 20% from other countries around the world. The Undercover website, through its relationship with HMV, exemplifies the link between music content and the sale of music; the user reads the article or interview and can then click through and purchase the artist's CD from HMV's web site.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(5) ACQUISITIONS (CONTINUED)

The consideration for the business was 20,000 shares of common stock, par value $.0001 per share, of ROO Group, Inc. In determining a fair value for the cost of the acquisition of Undercover, the Company considered the effects of price fluctuations in the common stock during the period prior to negotiations through the period subsequent to the closing of the acquisition, quantities traded, issue costs and the like. The Company considers the fair value for the stock issued to be $7.50 per share, for a total cost of $150.

The estimated fair value of the assets acquired was $150 for music, audio, video and photographic content acquired. There were no liabilities assumed in the acquisition.

The operations of the business of Undercover for the period from June 1, 2004 to December 31, 2005 have been included in the consolidated statements.

(iii) On September 10, 2004, the Company entered into an agreement to purchase all of the outstanding shares of common stock of Bickhams Media, Inc. from Avenue Group, Inc pursuant to a Stock Purchase Agreement dated September 10, 2004. In consideration for the purchase, the Company agreed to: (1) pay Avenue Group $300 cash; (2) issue Avenue Group 80,000 shares of our common stock; and
(3) guaranty all of the obligations of VideoDome.com Networks, Inc. under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290. In addition, the Company agreed to issue Avenue Group 60,000 shares of our common stock in consideration for a letter which terminated a Registration Rights Agreement dated as of November 28, 2003.

As of November 1, 2004, the Company entered into an agreement with Bickhams Media and Daniel and Vardit Aharonoff for Bickhams Media to purchase 50% of the outstanding common stock of VideoDome.com Networks, Inc. Prior to November 1, 2004, Bickhams Media already owned the other 50% of the outstanding common stock of VideoDome. As a result of this transaction, Bickhams Media now owns 100% of the outstanding common stock of VideoDome. Under the agreement, the Company agreed to: (1) issue 80,000 shares of our common stock to Daniel Aharonoff on the closing date; (2) issue an additional 60,000 shares of our common stock to Daniel Aharonoff upon meeting jointly agreed milestones; and (3) pay up to $220 in cash to Daniel Aharonoff upon meeting jointly agreed milestones. In December 2005, 20,000 shares of common stock and $100 in cash were issued to Daniel Aharonoff upon meeting jointly agreed milestones. In May 2005, 40,000 shares of common stock and $100 in cash were issued to Daniel Aharonoff upon meeting jointly agreed milestones. As at December 31, 2005, $20 in cash is still due and payable upon meeting jointly agreed milestones.

The operations of Bickhams and VideoDome during the period from November 1, 2004 to December 31, 2005 have been included in the consolidated statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (November 1, 2004) and is inclusive of milestone payments made subsequent to that date.

Current Assets                                 $         133
Property, Plant and Equipment                             26
Software                                               1,300
                                               -------------

Total Assets Acquired                                  1,459
                                               -------------

Current Liabilities                                      305
Non Current Liabilities                                   --
                                               -------------

Total Liabilities Assumed                                305
                                               -------------

  NET ASSETS ACQUIRED                          $       1,154
  -------------------                          =============

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(5) ACQUISITIONS (CONTINUED)

Selected unaudited pro forma combined results of operations for the twelve months ended December 31, 2004, assuming the Reality, Undercover and Bickhams acquisitions occurred on January 1, 2004 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total Revenues                                             $          5,682
Net (Loss)                                                 $         (3,991)
Net (Loss) per Common and Common Equivalent Share          $          (0.02)

(iv) On October 28, 2005, ROO Broadcasting Limited, a wholly owned subsidiary of the Company ("ROO Broadcasting"), and the shareholders of Factory 212 Pty Ltd. ("Factory212") entered into an agreement, pursuant to which ROO Broadcasting acquired 51% of the outstanding ordinary shares of Factory212. Factory212 is an Australian based interactive marketing agency. As consideration for the ordinary shares of Factory212, the Company issued 10,000 shares (the "Initial Shares") of the Company's common stock to the Factory212 shareholders. Subject to the conditions described below, the Company may issue additional shares ("Additional Shares") of common stock to the Factory212 shareholders, issuable after December 31, 2007, calculated as follows:

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

If the Company does not issue the computed number of Additional Shares, ROO Media's 51% ownership of Factory212 will be reduced on a pro rata basis by the difference between the computed number of Additional Shares and the actual number of Additional Shares issued. If the Company does not issue any Additional Shares, ROO Media will relinquish all of its 51% ownership of Factory212. However, if the Factory212 Earnings are greater than 15% of the Factory212 Revenue and the number of Additional Shares to be issued are less than 4.9% of the then current outstanding shares of common stock of the Company, the Company must proceed with issuing the maximum number of Additional Shares in accordance with the above formula.

The acquisition of Factory212 was conditioned upon the parties entering into the Amendment described above under "Amendment to Reality Group Purchase Agreement." If the Company fails to meet its material obligations under the terms of the Amendment, then the Company and ROO Media agreed that the Factory212 shareholders may in their sole discretion require that ROO Media to relinquish all of its ownership of Factory212. In such event, the Company agreed that the Factory 212 shareholders shall be entitled to retain ownership of their Initial Shares.

The above transactions were exempt from registration requirements pursuant to Regulation S, promulgated pursuant to the Securities Act of 1933, as amended.

The operations of Factory212 during the period from November 1, 2005 to December 31, 2005 have been included in the consolidated statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(5) ACQUISITIONS (CONTINUED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (October 28, 2005).

Current assets                                    $        324
Property, Plant and Equipment                                3
Intangible Asset - Customer List                            19
                                                  ------------

Total Assets Acquired                                      346
                                                  ------------

Current Liabilities                                        315
Minority Interest                                            6
                                                  ------------

Total Liabilities Assumed                                  321
                                                  ------------

  NET ASSETS ACQUIRED                             $         25
  -------------------                             ============

(6) LEASES

The Company is a party to a number of noncancelable lease agreements primarily involving office premises and computer equipment. Computer equipment leases are generally for three year periods. There are two leases of office premises. The first is in Australia and is for a four year period ending in April 2006 with a renewal option for an additional three year term. The second is in New York and is for three years and ten months ending in November 2008 with no renewal options.

The following is a schedule of future minimum payments under capital leases and operating leases and obligations under capital leases as of December 31, 2005.

Periods January to December                          Operating
unless stated otherwise                   Capital     Property     Total
-----------------------                   --------   ---------   ---------
2006                                     $      22   $     288   $     310
2007                                            31         190         221
2008                                            31         181         212
Thereafter                                      --          --          --
                                         ---------   ---------   ---------

Total Minimum Lease Payments                    84   $     659   $     743
                                                     =========   =========
Less Amount Representing Interest                5
                                         ---------

TOTAL OBLIGATIONS UNDER CAPITAL LEASES   $      79
--------------------------------------   =========

Rent expense amounted to $336 and $160 for the years ended December 31, 2005 and 2004, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(7) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consists of the following:

                                         Plant and                         Motor
                                         Equipment                       Vehicles
                         Plant and        Capital          Motor          Capital
                         Equipment         Lease          Vehicles         Lease
                        ------------    ------------    ------------    ------------
Cost                    $        175    $          9    $          4    $        102
Accumulated
Depreciation                     (54)             (2)             (1)            (24)
                        ------------    ------------    ------------    ------------
Net                     $        121    $          7    $          3    $         78
                        ============    ============    ============    ============

Estimated Useful Life       10 years         3 years         6 years         7 years

                          Computer       Leasehold        Office
                          Software      Improvements     Equipment         Total
                        ------------    ------------    ------------    ------------
Cost                    $         35    $         42    $        299    $        666
Accumulated
Depreciation                     (19)             (7)            (84)           (191)
                        ------------    ------------    ------------    ------------
Net                     $         16    $         35    $        216    $        475
                        ============    ============    ============    ============

Estimated Useful Life        2 years         5 years         4 years

Depreciation expense (including depreciation of capital lease assets) amounts to $147 and $65 for the years ended December 31, 2005 and 2004, respectively.

(8) INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

                                                            Years ended
                                                            December 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Current:
  Australian Federal Tax Expense                    $        105   $         83
Non-Current:
  Australian Federal Tax Expense                              19            (34)
                                                    ------------   ------------
  TOTALS                                            $        124   $         49
----------                                          ============   ============

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying Australian federal tax rates to pretax income is as follows:

Statutory Federal Income Tax                        $        117   $         38
Other (Non Allowable Deductions)                               7             11
                                                    ============   =============
  TOTALS                                            $        124   $         49
----------                                          ============   =============

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(8) INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities were as follows:

                                                            Years ended
                                                            December 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------   -------------
Deferred Tax Assets:
  Provision Accounts                               $         17   $          26
  Depreciation                                              (--)            (--)
  Other Liabilities                                           7              17
                                                   ============   =============
  TOTALS                                           $         24   $          43
----------                                         ============   =============


(9) GOODWILL AND INTANGIBLE ASSETS

Goodwill of $1,990 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition.

At December 31, 2005 intangible assets include the following:

                    Customer List      Software          Content        Domain Name
                    -------------    -------------    -------------    -------------
Cost                $         669    $       1,300    $         336    $          54
Less Amortization            (271)            (287)            (161)              (2)
                    -------------    -------------    -------------    -------------
TOTALS              $         398    $       1,013    $         175    $          52
------              =============    =============    =============    =============

The customer lists were acquired as a component of the Reality and Factory212 acquisitions and are being amortized over a 4 year period on a straight line basis. It is estimated that the aggregate annual amortization expense for each of the next 3 years will be $163 for customer lists. The software is being amortized over a 5 year period on a straight line basis. It is estimated that the minimum aggregate annual amortization expense for each of the next 4 years will be $260 for software. Content is made up of digital videos, audio and photographs and is capitalized at the cost of production. Content is amortized over a 2 year period on a straight line basis. It is estimated that the minimum amortization of content costs will total $127 and $48 for the years ending December 31, 2006 and 2007, respectively. The company purchased the domain name www.roo.com in November 2005 and it is being amortized over a 5 year period on a straight line basis. It is estimated that the aggregate annual amortization expense for each of the next 4 years will be $11 for domain names.

The Company's policy is to regularly review goodwill and intangible assets to determine if they have been permanently impaired by adverse conditions. As at December 31, 2005 management does not believe the goodwill or intangible assets to be impaired

(10) SHAREHOLDER LOAN PAYABLE

The Company has periodically received cash advances from its Chief Executive Officer. These amounts are recorded as a loan payable by the Company. The interest on the loan is 10% per annum and the outstanding balance as of December 31, 2005 was $-0-. Interest expense for this loan amounts to $81 and $51 for the years ended December 31, 2005 and 2004, respectively.

On August 23, 2005 the Company assumed the liability for warrants issuable to the funding agents for the $600 loan made to the Company by the Chief Executive Officer on May 23, 2005. This resulted in the Company issuing 48,000 warrants. The warrants were valued at $62 under the Black-Scholes method and the amount was expensed as a non cash interest expense - related party.

On October 21, 2005, Robert Petty, the Company's Chief Executive Officer, converted $600 of the amount owing to him as Shareholder Loan Payable to 400,000 shares which were issued at a price of $1.50 per share.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(11) CALLABLE SECURED CONVERTIBLE NOTES

On September 10, 2004, the Company entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of (i) $3,000,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock.

These investors were obligated to provide us with the funds as follows:

o     $1,000 was disbursed on September 13, 2004;
o     $1,000 was disbursed on November 26, 2004; and
o     $1,000 was disbursed on February 9, 2005.

The callable secured convertible notes bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

o     $10.00; or
o 65% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

Upon placement of the $3,000 callable secured convertible notes and the issuance of 3,000,000 detachable warrants the Company recorded this event under the guidance of the Emerging Issues Task Force (EITF) issue number 00-27 "Application of issue No. 98-5 to Certain Convertible Instruments".

The Company computed the value of the beneficial conversion feature as $585 for first placement, $469 for the second placement and $351 for the third placement; the expense from the third placement was recorded as financing fees - convertible notes during the year ended December 31, 2005 while the other placements were expensed during the year ended December 31, 2004. The Company also recorded a discount of $46 for the first placement, $43 for the second placement and $32 for the third placement for the detachable warrants issued in conjunction with the callable secured convertible notes.

On May 19, 2005, we applied $200 of the $600 gross proceeds from a loan from Mr. Petty to redeem $143 principal amount of the Company's outstanding $3,000 principal amount of callable secured convertible notes. The difference between the amount paid and the principal amount redeemed of $57 was expensed as a redemption premium on the callable secured convertible notes.

On July 18, 2005, the Company entered into a Securities Purchase Agreement with AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC for the sale of: (i) $2,500 in callable secured convertible notes; and (ii) warrants to purchase 100,000 shares of the Company's common stock. The callable secured convertible notes and the warrants will be issued to the investors pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The warrants were valued under the Black-Scholes method of $117.

The investors are obligated to provide the Company initially with $550 of funds which was disbursed on July 19, 2005.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(11) CALLABLE SECURED CONVERTIBLE NOTES (CONTINUED)

On August 18, 2005, the Company entered into an Omnibus Consent and Waiver agreement with the holders of the Company's outstanding callable secured convertible notes. Under the agreement, the Noteholders consented to a private placement of up to 5,333,333 shares of the Company's common stock at a purchase price of $1.50 per share in one or more closings. The Noteholders also agreed to amend the amount of consideration required to prepay the callable secured convertible notes in full to: (a) payment of $3,400 in cash within five business days of the date of the agreement; and (b) issuance of warrants entitling the Noteholders to purchase 60,000 shares of the Company's common stock with a fixed exercise price of $1.50 per share exercisable for a period of five years from the issue date. The warrants were valued under the Black-Scholes method at $78. In addition, the Noteholders waived certain notice and other requirements in order to facilitate prepayment of the outstanding callable secured convertible notes. The warrants were issued by the Company on October 11, 2005.

On August 23, 2005, the Company repaid the holders of the Company's outstanding callable secured convertible notes $3,400, which repaid the callable secured convertible notes plus interest in full. This negotiated settlement was considered to be in the best interest of the Company and included $2,600 callable secured convertible notes principal outstanding, $56 interest due and payable and a $744 premium on the redemption.

(12) PREFERRED SHARES

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

On March 17, 2005, ROO Group, Inc. (the "Company") issued 6,000,000 shares of Series A Preferred Stock to its Chief Executive Officer, Robert Petty, and 1,500,000 shares of Series A Preferred Stock to its Chief Financial Officer, Robin Smyth. These shares have been valued at the equivalent number (2:1) of common shares valued as at the issue date to a combined valuation of $750. These shares were issued as a performance bonus to Messrs. Petty and Smyth for, among other things, their role in helping expand and grow the Company's business operations. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

Also on March 17, 2005, the Company issued and aggregate of 2,000,000 shares of Series A Preferred Stock to two accredited investors as consideration for investor relations services. These shares have been valued at the equivalent number (2:1) of common shares valued as at the issue date to a combined valuation of $200. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

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

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(13) STOCK ISSUANCES

On February 8, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.89 per share to reduce the amount owing on the convertible notes by a total of $11.

On February 9, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.85 per share to reduce the amount owing on the convertible notes by a total of $11.

On February 17, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.72 per share to reduce the amount owing on the convertible notes by a total of $10.

On February 28, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.57 per share to reduce the amount owing on the convertible notes by a total of $9.

On March 1, 2005 the Company issued 140,000 options to purchase common stock to a consultant with an exercise price of $10.00. Under the agreement, upon the repayment of the callable secured convertible notes the exercise price reverted to $5.00 and upon a reverse split of the Company's stock the number of options outstanding shall not be less than 500,000 options. Upon the one-for-50 reverse split of the Company's issued and outstanding shares of common stock effective October 3, 2005, the issued options were adjusted to 500,000. As at December 31, 2005, 500,000 options with an exercise price of $5.00 were outstanding. These options were valued under the Black-Scholes method at $849 as payment for investor relations consulting services.

On March 3, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.57 per share to reduce the amount owing on the convertible notes by a total of $9.

On March 8, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.57 per share to reduce the amount owing on the convertible notes by a total of $9.

On March 18, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.52 per share to reduce the amount owing on the convertible notes by a total of $9.

On March 29, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.52 per share to reduce the amount owing on the convertible notes by a total of $9.

On April 6, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.44 per share to reduce the amount owing on the convertible notes by a total of $9.

On April 13, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.26 per share to reduce the amount owing on the convertible notes by a total of $8.

On April 20, 2005 the Company issued 6,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.11 per share to reduce the amount owing on the convertible notes by a total of $7.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(13) STOCK ISSUANCES (CONTINUED)

On April 29, 2005 the Company issued 96,154 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $1.04 per share to reduce the amount owing on the convertible notes by a total of $100.

On May 9, 2005 the requirements for the second milestone in the stock purchase agreement with Bickhams Media and Daniel and Vardit Aharonoff dated November 1, 2004 was met. Therefore, the Company authorized the payment of $100 and issued 40,000 shares of common stock. The shares were valued at $1.10 per share with a total value of $44.

On May 10, 2005 the Company issued 138,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.69 per share to reduce the amount owing on the convertible notes by a total of $95.

On May 13, 2005 the Company issued 206,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.605 per share to reduce the amount owing on the convertible notes by a total of $125.

On July 19, 2005 the Company issued 216,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.65 per share to reduce the amount owing on the convertible notes by a total of $140.

On July 22, 2005 the Company issued 228,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.57 per share to reduce the amount owing on the convertible notes by a total of $130.

On July 29, 2005 the Company issued 228,000 shares of common stock converted under the callable secured convertible notes agreement. The stock issued was valued at $0.505 per share to reduce the amount owing on the convertible notes by a total of $115.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(13) STOCK ISSUANCES (CONTINUED)

On August 23, 2005, the Company entered into a Common Stock Purchase Agreement and sold 3,833,334 shares of the Company's common stock to accredited investors in a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The common stock was sold at a price of $1.50 per share resulting in gross proceeds of $5,750. $3,400 of the proceeds was used to prepay all of the Company's outstanding callable secured convertible notes. In connection with the sale of the common stock, the Company was required to perform a 1-for-50 reverse split of its outstanding shares of common stock within 45 days following the closing date [See Note 2]. In addition, the investors acknowledged and agreed that the Company may sell up to an additional $2,250 of shares of common stock on substantially identical terms or on terms more favorable to the Company within 45 days of the closing, which the investors have a right of first refusal to participate. The Company's Chairman and Chief Executive Officer also agreed to convert at least $600 of a promissory note issued to him by the Company on May 18, 2005 in the aggregate principal amount of $1,100 into shares of the Company's common stock at a price of $1.50 per share within five business days of the reverse stock split. The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 45 days following the closing date. If the registration statement was not filed within such time or if the registration statement was not declared effective within 120 days following the closing date, the Company would be required to pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. Pali Capital, Inc. and Brimberg & Co., both registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing, the Company paid the placement agents a cash fee equal to 10% of the gross proceeds up to $3,000 and 8% of the gross proceeds in excess of $3,000. In addition, the Company was required to issue the placement agents warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock sold in the private placement with an exercise price of $1.50 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants. The placement agents warrants totaling 383,333 were issued on August 23, 2005 with an exercise price of $1.50 and were valued under the Black-Scholes method as $498. The net proceeds of $5,201 were received after deducting placement agent fees $525 and legal fees of $24 .

On August 23, 2005 the Company issued 48,000 warrants with an exercise price of $1.25 and valued these under the Black-Scholes method as $62 in relation to assuming the liability for warrants issuable to Pali Capital, Inc. for the $600 loan the Chief Executive Officer made to the Company on May 23, 2005.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(13) STOCK ISSUANCES (CONTINUED)

Effective October 3, 2005, the Company amended its Certificate of Incorporation to effect a one-for-fifty reverse split of the Company's issued and outstanding shares of common stock. As of that date, every fifty outstanding shares of common stock were changed into one share of common stock. Any shareholder who beneficially owns a fractional share of common stock after the reverse stock split received one additional share of common stock in lieu of such fractional share [See Note 2].

On October 20, 2005, the Company entered into a Common Stock Purchase Agreement pursuant to which the Company sold 1,500,000 shares of its common stock to accredited investors. The shares of common stock were sold at a price of $1.50 per share resulting in gross proceeds of $2,250. The transaction was exempt from registration requirements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement was not filed within such time or if the registration statement was not declared effective within 120 days following the closing date, the Company would be required to pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. Pali Capital, Inc. and Brimberg & Co., both registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing, the Company paid the placement agents a cash fee equal to 8% of the gross proceeds. In addition, the Company was required to issue the placement agents warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock sold in the private placement with an exercise price of $1.50 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants. The placement agents warrants totaling 150,000 were issued on October 20, 2005 with an exercise price of $1.50 and were valued under the Black-Scholes method as $286. The net proceeds of $2,043 were received after deducting placement agent fees $180 and legal fees of $27.

On October 21, 2005 Robert Petty the Company's Chief Executive Officer converted $600 of the amount owing to him as Shareholder Loan Payable to 400,000 shares, which were issued at a price of $1.50 per share.

On October 23, 2005 the Company issued 50,000 warrants at an exercise price of $3.00 to Brimberg & Co for Investor Relations services. These warrants were valued under the Black-Scholes method as $93.

On October 28, 2005, the Company entered into an amendment (the "Amendment") to the Stock Purchase Agreement (the "Reality Purchase Agreement") dated as of March 11, 2004 among the Company and the shareholders of Reality Group Pty Ltd. ("Reality Group"). Pursuant to the Amendment, the Reality Group shareholders agreed to exercise their buyback option effective January 1, 2006 at which date the Company must sell to the Reality Group shareholders such number of shares of Reality Group's common stock so as to reduce the Company's ownership of Reality Group to 51%. The Reality Group shareholders further agreed that the Share Variance (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) shall be calculated based upon a closing sale price of $2.50, and the Share Variance equals $1,264.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(13) STOCK ISSUANCES (CONTINUED)

The Company paid $200 of the $1,264 Share Variance in cash and issued 425,400 shares (the "Variance Shares") of the Company's common stock as payment of the remaining $1,064 based on a stock price of $2.50 per share. These shares were a variance of shares and are included in the value at the time of acquisition of $2,653. The Company guaranteed (the "Variance Guarantee") the Reality Group shareholders that they will be able to sell their Exchange Shares (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) and Variance Shares for a price equal to or greater than $2.50 per share for a period of 14 days after the earliest date that the Reality Group shareholders can publicly sell their shares of the Company's common stock (the "Variance Guarantee Period"). In the event the Reality Group shareholders are unable to sell any of the Exchange Shares or the Variance Shares for a price equal to or greater than $2.50 per share during the Variance Guarantee Period, then the Company must issue them such number of shares of common stock equal to: (x) the applicable number of Variance and/or Exchange Shares multiplied by $2.50, less (y) the applicable number of Variance and/or Exchange Shares multiplied by the average closing sale price of the Company's common stock on the OTC Bulletin Board during the Variance Guarantee Period, divided by (z) the average closing sale price of the Company's common stock on the OTC Bulletin Board during the Variance Guarantee Period. Notwithstanding the above agreements, if at any time during the Variance Guarantee Period an offer is presented to a Reality Group shareholder to purchase their Variance Shares for a price equal to or greater than $2.50 per share and such shareholder does not accept the offer, then the Company's obligations pursuant to the Variance Guarantee shall be automatically terminated with respect to such shareholder. The Company agreed to prepare and file a registration statement providing for the resale of 359,280 of the Variance Shares by November 27, 2005.

On October 28, 2005, the Company entered into an agreement with ROO Broadcasting Limited, a wholly owned subsidiary of the Company ("ROO Broadcasting"), and the shareholders of Factory 212 Pty Ltd. ("Factory212"), pursuant to which ROO
Broadcasting acquired 51% of the outstanding ordinary shares of Factory212. Factory212 is an Australian based interactive marketing agency. As consideration for the ordinary shares of Factory212, the Company issued 10,000 shares (the "Initial Shares") of the Company's common stock to the Factory212 shareholders [See Note 5].

The above transactions were exempt from registration requirements pursuant to Regulation S, promulgated pursuant to the Securities Act of 1933, as amended.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(13) STOCK ISSUANCES (CONTINUED)

On December 28, 2005, the Company entered into a Common Stock Purchase Agreement pursuant to which the Company sold 1,701,500 shares of its common stock and 680,600 warrants to purchase shares of common stock to accredited investors. The warrants were valued under the Black-Scholes method as $1,922. The shares of common stock were sold at a price of $3.00 per share resulting in gross proceeds of $5,105. Each investor was issued warrants to purchase a number of shares of common stock equal to 40% of the number of shares of common stock purchased. The warrants have an exercise price of $4.00 per share and a term of five years. The transaction was exempt from registration requirements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The investors were also granted a right to participate in subsequent financings until June 28, 2007. The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement was not filed within such time or if the registration statement was not declared effective within 120 days following the closing date, the Company would be required to pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. In connection with this private placement, we agreed with the investors that within 60 days of meeting the listing requirements of The Nasdaq SmallCap Market, the Company will file an initial listing application for its common stock to be listed on The Nasdaq SmallCap Market and that within 60 days of meeting the listing requirements of The Nasdaq National Market, the Company will file an initial listing application for its common stock to be listed on The Nasdaq National Market. Pali Capital, Inc. and Brimberg & Co., both registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing, the Company paid the placement agents a cash fee equal to 8% of the gross proceeds. In addition, the Company is required to issue the placement agents warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock sold and warrants issued in the private placement with an exercise price of $3.00 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants. The placement agents warrants totaling 238,700 were issued on December 28, 2005 with an exercise price of $3.00 and were valued under the Black-Scholes method as $680. The net proceeds of $4,657 were received after deducting placement agent fees $408 and legal fees of $40.

On December 31, 2005, the Company issued 236,667 shares of common stock to the investors of the August 2005 and October 2005 private placements as satisfaction of the total liquidated damages owed and anticipated due to the Company failing to file a Registration Statement within the terms of the Registration Rights Agreements dated August 23, 2005 and October 20, 2005. The shares issued to the investors as payment of liquidated damages were considered Registrable Securities for purposes of the Registration Rights Agreement and such shares were included in the Registration Statement. The shares were valued at $3.00 per share with a total value of $710.

On December 31, 2005 the Company issued 5,818 shares of common stock to a company for investor relation services which were valued at $19.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(14) STOCK OPTION PLAN

On August 23, 2005 the Board of Directors of ROO Group, Inc. increased the number of incentive stock options or non-qualified options to purchase an aggregate of 2,500,000 shares of common stock may be issued Stock Option Plan (the "Plan"). Pursuant to the Plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase shares of common stock have been issued to officers, directors, employees and consultants of ROO Group.

The Board of Directors have also determined that the currently outstanding incentive stock options or non-qualified options be reissued on terms in line with the Company's current position to reinstate the incentive nature of the Plan for officers, directors, employees and consultants. On August 23, 2005 the Board of Directors reissued the 277,000 outstanding stock options under the Plan for two years and at an exercise price of $2.00 per share. On August 23, 2005 the Board of Directors also issued a further 1,506,050 stock options under the Plan for two years and at an exercise price of $2.00 per share. At December 31, 2005 279,050 stock options under the Plan had vested with the remaining 1,504,000 still to vest under milestones.

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

If the compensation cost for the stock-based employee compensation plans had been determined based on fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net (loss) and (loss) per share would have changed to the pro forma amounts shown below:

                                                     Year Ended           Year Ended
                                                  December 31, 2005    December 31, 2004
                                                  -----------------    -----------------
Net (Loss) as reported                                       (8,957)              (4,226)
Deduct: Amount by which stock-based employee
    compensation  as determined  under fair
    value based method for all awards
    exceeds the compensation as determined
    under the intrinsic value method                           (357)              (1,079)
Pro Forma Net(Loss)                                          (9,314)              (5,305)
Basic and Diluted (Loss) Per Share as  Reported               (1.40)               (1.21)
Pro Forma Basic and Diluted (Loss) Per Share                  (1.45)               (1.51)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 Year Ended       Year Ended
                                                December 31,     December 31,
                                                    2005             2004
                                                -----------      -----------
Expected life (in years)                         2.0              2.0
Risk-free interest rate                          4.75     %       4.75     %
Volatility                                       351      %       135      %
Dividend yield                                   0.0      %       0.0      %

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

(15) SUBSEQUENT EVENTS

Effective January 1, 2006, the Company returned 29% of the shares in Reality Group to Reality Group shareholders, reducing the Company's ownership of Reality Group to 51%, in exchange for 66,200 shares of the common stock of the Company.

On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

                               . . . . . . . . . .