Form 10QSB
period 2006-03-31
ROO GROUP INC
filed 2006-05-19
CIK 1076700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________
      COMMISSION FILE NUMBER ________________________

                                 ROO Group, Inc.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     11-3447894
           --------                                     ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                228 East 45th Street 8th Floor New York, NY 10017
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 661-4111
                                 --------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006, the issuer had 13,176,436 outstanding shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
Yes [_]  No [X]

                                TABLE OF CONTENTS

                                                                                                              Page
                         PART I - FINANCIAL INFORMATION
        Item 1.       Financial Statements
                               Consolidated Balance Sheet................................................      1
                               Consolidated Statements of Operations and Comprehensive Income (Loss).....      2
                               Consolidated Statements of Cash Flows.....................................      3
                               Notes to Consolidated Financial Statements................................      4
        Item 2.       Management's Discussion and Analysis or Plan of Operation..........................      8
        Item 3.       Controls and Procedures............................................................      13

                           PART II - OTHER INFORMATION

        Item 1.       Legal Proceedings..................................................................      13
        Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds........................      13
        Item 3.       Defaults Upon Senior Securities....................................................      14
        Item 4.       Submission of Matters to a Vote of Security Holders................................      14
        Item 5.       Other Information..................................................................      14
        Item 6.       Exhibits...........................................................................      14

        SIGNATURES.......................................................................................      16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Assets:
Current assets:
   Cash and cash equivalents                                             $  3,306
   Accounts receivable, net                                                 1,671
   Other current assets                                                       747
                                                                         --------

   Total current assets                                                     5,724
                                                                         --------


Property and equipment, net                                                   468
Deferred tax assets                                                            21
Content, net                                                                  185
Software, net                                                                 948
Customer list, net                                                            357
Domain names, net                                                              49
Goodwill                                                                    1,123
                                                                         --------

   Total assets                                                          $  8,875
                                                                         ========

Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable                                                      $  1,500
   Accrued expenses                                                           570
   Income tax payable                                                         130
   Accrued employee benefits                                                   30
   Other current liabilities                                                  669
                                                                         --------

   Total current liabilities                                                2,899
                                                                         --------

Non-current liabilities                                                        41
                                                                         --------

   Total liabilities                                                        2,940
                                                                         --------

Commitments                                                                  --
                                                                         --------

Minority interest                                                             123
                                                                         --------

Stockholders' Equity:
   Series A Preferred shares, $0.0001 par value: authorized 10,000,000
     shares; issued and outstanding 9,500,000                                   1
   Common stock, $0.0001 par value: authorized 500,000,000 shares;
     issued and outstanding 13,176,436                                          1
   Additional paid-in capital                                              22,405
   Accumulated deficit                                                    (16,546)
   Accumulated other comprehensive loss                                       (49)
                                                                         --------

   Total stockholders' equity                                               5,812
                                                                         --------

   Total liabilities and stockholders' equity                            $  8,875
                                                                         ========

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)
--------------------------------------------------------------------------------

                                                                        Three months ended
                                                                             March 31,
                                                                       2 0 0 6         2 0 0 5
                                                                    ------------    ------------
Revenue                                                             $      1,780    $      1,588
                                                                    ------------    ------------

Expenses:
   Operations                                                              1,809             934
   Research and development                                                  230             144
   Sales and marketing                                                       912             436
   General and administrative                                                999             738
   General and administrative (non-cash)                                     437           1,140
                                                                    ------------    ------------

   Total expenses                                                          4,387           3,392
                                                                    ------------    ------------

   (Loss) from operations                                                 (2,607)         (1,804)

Interest income                                                               29            --
Interest expense - related party                                            --               (13)
Interest expense - other                                                      (6)            (88)
Financing fees - convertible notes                                          --              (351)
                                                                    ------------    ------------

   Net (loss) before income taxes                                         (2,584)         (2,256)

Income taxes                                                                 (29)            (28)
                                                                    ------------    ------------
   Net (loss) before minority interest                                    (2,613)         (2,284)

Minority interest                                                            (34)            (13)
                                                                    ------------    ------------

   Net (loss)                                                       $     (2,647)   $     (2,297)
                                                                    ============    ============

Basic and diluted net (loss) per common share                       $      (0.20)   $      (0.58)
                                                                    ============    ============

Average common shares outstanding                                     13,176,436       3,927,669
                                                                    ============    ============

Comprehensive (loss):
   Net (loss)                                                       $     (2,647)   $     (2,297)
   Foreign currency translation                                              (14)             (6)
   Fair market value adjustment for available for sale securities           --                (3)
                                                                    ------------    ------------

   Comprehensive (loss)                                             $     (2,661)   $     (2,306)
                                                                    ============    ============

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Amounts in Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                              Three months ended
                                                                  March 31,
                                                               2006       2005
                                                              -------    -------
Operating Activities:
   Net (loss)                                                 $(2,647)   $(2,297)
                                                              -------    -------
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
     Provision for doubtful accounts                             --            6
Depreciation                                                       39         35
     Amortization of intangible assets                            141        148
     Non cash stock based compensation                            437       --
     Non cash stock/options for services                         --          390
     Non cash preferred stock issued as performance bonuses      --          750
     Non cash interest on convertible note                       --          351
     Minority interest in subsidiaries                             34         13
   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                       (214)      (206)
       Other assets                                              (436)        (8)
     Increase (decrease) in:
       Accounts payable                                           426        242
       Accrued expenses                                           199       (198)
       Income tax payable                                           5         27
       Accrued employee benefits                                  (13)
                                                                               1
       Other liabilities                                          245         63
                                                              -------    -------

       Total adjustments                                          863      1,614
                                                              -------    -------

   Net Cash (Used) By Operating Activities                     (1,784)      (683)
                                                              -------    -------

Investing Activities:
   Investment in ROO Media Europe                                 (90)      --
   Creation of content                                            (51)       (54)
   Purchase of equipment                                          (39)       (58)
                                                              -------    -------

   Net Cash (Used) By Investing Activities                       (180)      (112)

Financing Activities:
   Bank overdraft                                                --          121
   (Decrease) in related party loans                             --         (139)
   Convertible note                                              --          914
   Conversion on convertible note                                --           79
   (Decrease) in capital leases                                    (5)        (8)
                                                              -------    -------

   Net Cash (Used) Provided By Financing Activities                (5)       967
                                                              -------    -------

Effect of Exchange Rate Changes on Cash                             1         (6)
                                                              -------    -------

   Net (Decrease) Increase in Cash                             (1,968)       166

   Cash - Beginning of Period                                   5,274        322
                                                              -------    -------

   Cash - End of Period                                       $ 3,306    $   488
                                                              =======    =======

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Income taxes                                             $    28    $  --
     Interest                                                 $     6    $    55

                  The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

(2) Summary of Significant Accounting Policies

(A) Principles of Consolidation - The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 51% owned subsidiary Reality Group (Note 3). Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media, its wholly owned subsidiary ROO Media Europe Pty Ltd (Note 3), its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Factory212 Pty. Ltd. and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

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

(G) Property and Equipment - Property and equipment are stated at cost. Depreciation is provided for using the straight-line and declining balance methods of accounting over the estimated useful lives of the assets.

(H) Intangible Assets - Intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. All intangible assets are reviewed for impairment annually or more frequently if deemed necessary, and no impairment write-offs were recorded.

(I) Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of March 31, 2006 was $46.

We generally do not require collateral for our financial instruments.

(J) Revenue Recognition - Revenues are derived principally from professional services, digital media management and advertising. Revenue is recognized when service has been provided.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that ROO Group's revenue recognition practices are in conformity with the guidelines of SAB 101 as amended by SAB 104.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(K) Earnings (Loss) Per Share Calculation - Net loss per share is based on the weighted average number of shares outstanding

Earnings (loss) per common share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires ROO Group to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect. These items may be dilutive in the future. Potential shares from the conversion of Series A Preferred Stock are excluded as these are not convertible for two years from the date of issuance.

(L) Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On January 1, 2006, the Company adopted SFAS 123R. The provisions of SFAS 123R became effective the first annual reporting period beginning after December 15, 2005. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, we included stock based compensation in general and administrative for the cost of stock options. Stock based compensation expense for the three months ended March 31, 2006 was $437.

Under SFAS 123R, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company granted options with an exercise price between $2.40 and $3.00 to purchase 250,000 shares of its common stock during the three months ended March 31, 2006.

At March 31, 2006, 350,000 stock options had vested with the remaining 1,683,050 still to vest under milestones.

(M) Restatement of Shares - Effective October 3, 2005, the Company amended its Certificate of Incorporation to effect a one-for-fifty reverse split of the Company's issued and outstanding shares of common stock. All references to numbers or values of the Company's shares have been adjusted to reflect this one-for-fifty reverse split. All option amounts and exercise prices have been adjusted to reflect the stock split.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(Amounts in Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------
(Unaudited)

(N) Financing Fees Convertible Notes

Financing Fees Convertible Notes reclassifies non cash expenses relating to the issuance of various convertible notes to investors in the Company. All such convertible securities were retired prior to September 30, 2005.

(O) Reclassification

Certain prior period amounts have been reclassified to conform with the current presentation.

(3) Acquisitions

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including, but not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel.

OVERVIEW

         Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the three months ended March 31, 2006 and 2005. The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 51% owned subsidiary Reality Group. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media, its wholly owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Factory212 Pty. Ltd. and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc. ROO Media Europe Pty Ltd. was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Pty Ltd. for $90,000. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED THREE MONTHS ENDED MARCH 31, 2005

REVENUE. Total revenues increased by $192,000 from $1,588,000 for the three months ended March 31, 2005 to $1,780,000 for the three months ended March 31, 2006, an increase of 12%. The increase is principally from inclusion of revenues of acquisitions not included in the prior year financial results.

EXPENSES

OPERATIONS. Operations expenses increased by $875,000 from $934,000 for the three months ended March 31, 2005 to $1,809,000 for the three months ended March 31, 2006, an increase of 94%. The increase over the periods reflects the inclusion of operating expenses of acquisitions not included in the results from the three months ended March 31, 2005 of $341,000 and the increasing costs associated with increased revenue generation of $534,000. These expenses are primarily the costs directly associated with the generation of revenues. They include web hosting, content delivery, content costs, and salaries.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs and consulting fees associated with product and software development. Research and development expenses increased by $86,000 from $144,000 for the three months ended March 31, 2005 to $230,000 for the three months ended March 31, 2006, an increase of 60%. The increase in research and development expenses was primarily due to the increase in development activities associated with enhancements to our management platform which was acquired in the acquisition of Videodome.com Networks, Inc.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for advertising, sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products and services to market. These expenses increased by $476,000 from $436,000 for the three months ended March 31, 2005 to $912,000 for the three months ended March 31, 2006, an increase of 109%. This increase was primarily due to an increase in sales and marketing personnel.

         We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses decreased by $442,000 from $1,878,000 for the three months ended March 31, 2005 to $1,436,000 for the three months ended March 31, 2006, a decrease of 24%. This decrease was primarily due to the decrease in non-cash costs of $703,000 which consists of the issuance of stock and options valued at $1,140,000 in the three months ended March 31, 2005 less non-cash expense associated with stock options vested of $437,000 in the three months ended March 31, 2006. This is offset by an increase of $261,000 that is primarily due to an increase in salaries providing administrative support to the increased activity of operations.

INTEREST INCOME. Interest income increased from $0 for the three months ended March 31, 2005 to $29,000 for the three months ended March 31, 2006. This increase is primarily due to the increase in cash-on-hand as a result of private equity placements.

INTEREST EXPENSE, RELATED PARTY. Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chairman and Chief Executive Officer. The expense decreased from $13,000 for the three months ended March 31, 2005 to $0 for the three months ended March 31, 2006. The outstanding balance from loans from Mr. Petty as of March 31, 2006 was $0.

INTEREST EXPENSE, OTHER. Interest expense, other, decreased by $82 from $88 for the three months ended March 31, 2005 to $6,000 for the three months ended March 31, 2006. Interest expense, other, primarily included the interest payable to callable secured convertible note holders in 2005. On August 23, 2005 we repaid all outstanding amounts due pursuant to the callable secured convertible notes.

FINANCING FEES CONVERTIBLE NOTES. Financing fees - convertible notes is the amount the Company computed as the value of the beneficial conversion feature on the callable secured convertible notes. For the three months ended March 31, 2005, $351,000 was expensed as the value of the beneficial conversion feature on the callable secured convertible notes. There were no such expenses incurred during the three months ended March 31, 2006.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $2,584,000 for the three months ended March 31, 2006, compared to a net loss of $2,256,000 for the three months ended March 31, 2005, an increase of $328,000 or 15%.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2006, we had working capital of approximately $2,825,000 with a cash balance of $3,306,000. Management believes that there will be an increase in overall expenses to expand the Company's operations on a global basis during 2006. Although revenues are expected to increase, it is unclear whether additional cash resources will be required during the next twelve months. We expect to undertake additional debt or equity financings if needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

         Net cash used in operating activities was $1,784,000 for the three months ended March 31, 2006, compared to $683,000 for the three months ended March 31, 2005, an increase of $1,101,000 or 161%. The increase in net cash used in operating activities is primarily the result of our increased expenses with our expanded operations.

         Net cash used in investing activities was $180,000 for the three months ended March 31, 2006, compared to net cash used in investing activities for the three months ended March 31, 2005 of $112,000, an increase of $68,000 or 61%. The net cash used in investing activities increased primarily due to the investment in ROO Media Europe of approximately $90,000 offset by the decrease in purchase of equipment of $19,000. On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90,000. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

         Net cash used in financing activities was $5,000 for the three months ended March 31, 2006 compared to net cash provided by financing activities of $967,000 for the three months ended March 31, 2005, a decrease in net cash provided by financing activities of $972,000 or 101%. The decrease in net cash provided by financing activities was primarily due to the net amount received from convertible notes of $914,000, conversion on convertible note of $79,000 and a bank overdraft of $121,000 in the three months ended March 31, 2005. There were no such expenses incurred during the three months ended March 31, 2006.

MARKET RISKS

         We conduct our operations in primary functional currencies: the United States dollar, the British pound and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in the United Kingdom and Australia, where we invoice our customers primarily in British pounds and Australian dollars, respectively. In the future we anticipate billing certain European customers in Euros, though we have not done so to date.

         We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three ended March 31, 2006 and 2005.

         Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

         Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of March 31, 2006, one customer accounted for approximately 19% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $2,647,000 for the three months ended March 31, 2006, compared to $2,297,000 for the three months ended March 31, 2005. Additionally, as of March 31, 2006, we had negative cash flows from operating activities of approximately $1,784,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in fiscal 2006, primarily as a result of an increase in sales, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

         Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We analyze goodwill and intangible assets for impairment on at least an annual basis.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets." SFAS No. 153 amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. We do not routinely enter into exchanges that could be considered nonmonetary, and the adoption of SFAS 153 has not had a material impact on our financial statements.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The "modified retrospective" method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

         We adopted SFAS 123R effective January 1, 2006 using the modified prospective method of accounting. We previously utilized a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and SFAS 123R permited us to continue to use such a model.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 has not had a significant impact on our financial position, results of operations or cash flows.

         In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 has not had a significant impact on our financial position, results of operations or cash flows.

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishes a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 also eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins September 15, 2006. SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

         In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." SFAS 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. SFAS 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material impact on the Company's consolidated financial statements.

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

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS.

Exhibit Number                                            Description
------------------    --------------------------------------------------------------------------------------------
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

4.15                  Stock Purchase  Warrant issued to AJW Partners,  LLC, dated July 18, 2005  (Incorporated by reference to the Company's Form 8-K filed with the  Securities  and Exchange  Commission on
                      July 22, 2005)
4.16                  Stock Purchase  Warrant issued to New Millennium  Capital  Partners II, LLC, dated July 18,
                      2005  (Incorporated  by reference to the Company's  Form 8-K filed with the  Securities and
                      Exchange Commission on July 22, 2005)
4.17                  Form  of  placement  agent  warrant  in  connection  with  August  2005  Equity   Financing
                      (Incorporated  by  reference  to the  Company's  Form 8-K  filed  with the  Securities  and
                      Exchange Commission on August 25, 2005)
4.18                  Form  of  placement  agent  warrant  in  connection  with  October  2005  Equity  Financing
                      (Incorporated  by  reference  to the  Company's  Form 8-K  filed  with the  Securities  and
                      Exchange Commission on October 26, 2005)
4.19                  Form of investor  warrant in connection with December 2005 Equity  Financing  (Incorporated by reference to the Company's Form 8-K filed with the  Securities  and Exchange  Commission on December 30, 2005)
4.20                  Form of  placement  agent  warrant  in  connection  with  December  2005  Equity  Financing
                      (Incorporated  by  reference  to the  Company's  Form 8-K  filed  with the  Securities  and
                      Exchange Commission on December 30, 2005)
31.1                  Certification by Chief Executive  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2                  Certification by Chief Financial  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1                  Certification by Chief Executive Officer, required by Rule
                      13a-14(b) or Rule 15d-14(b) of the Exchange Act and
                      Section 1350 of Chapter 63 of Title 18 of the United
                      States Code
32.2                  Certification by Chief Financial Officer, required by Rule
                      13a-14(b) or Rule 15d-14(b) of the Exchange Act and
                      Section 1350 of Chapter 63 of Title 18 of the United
                      States Code

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROO GROUP, INC.


         Dated:   May 19, 2006            By:  /s/ Robert Petty
                                              ----------------------------------
                                              Robert Petty
                                              Chief Executive Officer


         Dated:   May 19, 2006            By:  /s/ Robin Smyth
                                              ----------------------------------
                                              Robin Smyth
                                              Chief Financial Officer