Form 10QSB
period 2006-06-30
ROO GROUP INC
filed 2006-08-21
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

ROO GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3447894
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

228 East 45th Street 8th Floor New York, NY 10017

(Address of principal executive offices)

(212) 661-4111

(Issuer’s telephone number)

WITH COPIES TO:

Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
(212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2006, the issuer had 13,176,436 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

-i-

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$735
Accounts receivable, net	1,725
Other current assets	1,167
Total current assets	3,627

Property and equipment, net	491
Deferred tax assets	22
Content, net	206
Software, net	987
Customer list, net	316
Domain names, net	46
Goodwill	1,123
Total assets	$6,818

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$204
Accounts payable	1,636
Accrued expenses	663
Income tax payable	122
Other current liabilities	742
Total current liabilities	3,367

Non-current liabilities	38
Total liabilities	3,405

Commitments	—
Minority interest	125

Stockholders' Equity:
Series A Preferred shares, $0.0001 par value: authorized 10,000,000 shares; issued and outstanding 10,000,000	1
Common stock, $0.0001 par value: authorized 500,000,000 shares; issued and outstanding 13,176,436	1
Additional paid-in capital	23,560
Accumulated deficit	(20,229)
Accumulated other comprehensive loss	(45)
Total stockholders' equity	3,288
Total liabilities and stockholders' equity	$6,818

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue	$2,014	$1,549	$3,794	$3,137

Expenses:

Operations	1,916	1,088	3,725	2,022
Research and development	287	162	517	306
Sales and marketing	1,037	477	1,949	913
General and administrative	1,315	763	2,314	1,501
General and administrative (non-cash)	719		1,156	1,140
Total expenses	5,274	2,490	9,661	5,882

(Loss) from operations	(3,260)	(941)	(5,867)	(2,745)
Commission on Loan Procurement	—	(60)	—	(60)
Redemption premium on convertible note	—	(57)	—	(57)
Interest income	26	4	55	4
Interest expense - related party	—	(20)	—	(32)
Interest expense - other	(15)	(133)	(21)	(222)
Interest expense - other (non-cash)	--	—	—	(351)
Net (loss) before income taxes	(3,249)	(1,207)	(5,833)	(3,463)

Income taxes	—	(12)	(29)	(40)

Net (loss) before minority interest	(3,249)	(1,219)	(5,862)	(3,503)

Minority interest	2	(4)	(32)	(17)
Net (loss)	$(3,247)	$(1,223)	$(5,894)	$(3,520)

Basic and diluted net (loss) per common share	$(0.25)	$(0.29)	$(0.45)	$(0.84)

Weighted average common shares outstanding	13,176,436	4,208,745	13,176,436	4,184,745

Comprehensive (loss):
Net (loss)	$(3,247)	$(1,223)	$(5,894)	$(3,520)
Foreign currency translation	4	(3)	(10)	(9)
Fair market value adjustment for available for sale securities	—	1	—	(3)
Comprehensive (loss)	$(3,243)	$(1,225)	$(5,904)	$(3,532)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
(Unaudited)

	Six months ended
	June 30,
	2 0 0 6	2 0 0 5

Operating Activities:
Net (loss)	$(5,894)	$(3,520)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Provision for doubtful accounts	—	12
Depreciation	80	64
Amortization of intangible assets	283	319
Non cash stock based compensation	1,092	—
Non cash stock/options for services	—	391
Non cash preferred stock issued as performance bonuses	64	750
Amortization of debt discount and beneficial conversion features	—	440
Minority interest in subsidiaries	32	17
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(230)	(253)
Other assets	(842)	(85)
Increase (decrease) in:
Accounts payable	539	618
Accrued expenses	272	(170)
Income tax payable	(8)	(11)
Other liabilities	263	30
Total adjustments	1,545	2,122
Net Cash (Used) By Operating Activities	(4,349)	(1,398)

Investing Activities:
Investment in VideoDome	(20)	(100)
Investment in ROO Media Europe	(90)	—
Capitalization of software	(85)	—
Capitalization of content	(102)	(102)
Purchase of equipment	(96)	(149)
Net Cash (Used) By Investing Activities	(393)	(351)

Financing Activities:
Bank overdraft	204	195
(Decrease) in related party loans	—	(40)
Increase in stockholder loan	—	600
Convertible note	—	965
Repayment of convertible note	—	(143)
Repayment of capital leases	(9)	(13)
Net Cash Provided By Financing Activities	195	1,564

Effect of Exchange Rate Changes on Cash	8	(16)

Net (Decrease) in Cash	(4,539)	(201)

Cash and Cash Equivalents - Beginning of Period	5,274	322

Cash and Cash Equivalents - End of Period	$735	$121

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
(Unaudited)

	Six months ended
	June 30,
	2 0 0 6	2 0 0 5

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Income taxes	$49	$66
Interest	$21	$112

Supplemental disclosure of non-cash investing and financing activities
Purchase agreement of VideoDome.com Networks, Inc	$—	$44
Conversions of convertible notes	$—	$422

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

(Amounts in Thousands, Except Share and Per Share Data)
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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of June 30, 2006 was $37.

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

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(K) Earnings (Loss) Per Share Calculation - Net loss per share is based on the weighted average number of shares outstanding

Earnings (loss) per common share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires ROO Group to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect. Potential shares from the conversion of Series A Preferred Stock are excluded as these are not convertible for two years from the date of issuance, though any conversion thereof would also have an anti-dilutive effect.

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

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, we included stock based compensation in general and administrative for the cost of stock options. Stock based compensation expense for the three and six months ended June 30, 2006 was $655 and $1,092, respectively.

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company granted options with exercise prices ranging from $2.40 to $3.00 to purchase 855,000 shares of its common stock during the six months ended June 30, 2006.

During the three months ended March 31, 2006, a total of 350,000 employee stock options had vested. During the three months ended June 30, 2006, a total of 376,400 employee stock options had vested with the remaining 1,401,000 employee stock options still unvested pending the achievement of certain milestones. Management is unable to estimate when such milestones will be reached by the employees and no expense has been recorded as yet in relation to these stock options.

(M) Restatement of Shares - Effective October 3, 2005, the Company amended its Certificate of Incorporation to effect a one-for-fifty reverse split of the Company's issued and outstanding shares of common stock. All references to numbers or values of the Company’s shares have been adjusted to reflect this one-for-fifty reverse split. All option amounts and exercise prices have been adjusted to reflect the stock split.

ROO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(N) Financing Fees Convertible Notes

Financing Fees Convertible Notes reclassifies non cash expenses relating to the issuance of various convertible notes to investors in the Company. All such convertible securities were retired prior to September 30, 2005.

(O) Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation.

(3) Acquisitions

On October 28, 2005, the Company entered into an amendment (the "Amendment") to the Stock Purchase Agreement (the "Reality Purchase Agreement") dated as of March 11, 2004 among the Company and the shareholders of Reality Group Pty Ltd. ("Reality Group"). Pursuant to the Amendment, the Reality Group shareholders agreed to exercise their buyback option effective January 1, 2006 at which date the Company returned 29% of the shares in Reality Group to Reality Group shareholders reducing the Company's ownership of Reality Group to 51% in exchange for 66,200 shares of the common stock of the Company (the “exchange shares”). This buyback of shares was recorded as a reduction of goodwill of $957.

On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

(4) Goodwill

Goodwill of $1,123 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition of $1,033 and ROO Media Europe Limited of $90. The exercise of the Reality Group buy-back option led to a reduction of goodwill of $957 during the six months ended June 30, 2006 (Note 3).

(5) Preferred Shares

On June 30, 2006, ROO Group, Inc. (the “Company”) issued 500,000 shares of Series A Preferred Stock to an employee. These shares were valued at the equivalent number (1:25) of common shares based upon the fair market value as at the issue date at $64. Such amount is expensed in “General and administrative (non-cash)” for the three and six months ended June 30, 2006. These shares were issued as a performance bonus for, among other things, the employee’s role in helping expand and grow the Company’s business operations. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

(6) Subsequent Events

On August 18, 2006, the Company entered into a Common Stock Purchase Agreement pursuant to which the Company sold an aggregate of $4,675,000 of shares of common stock and warrants to accredited investors. The shares of common stock were sold at a price of $1.25 per share. Each investor will be issued warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased. The warrants have an exercise price of $2.00 per share and a term of five years. At any time at which the market price of the Company's Common Stock exceeds $5.00, the Company may elect to call the warrants provided that the shares underlying such warrants are registered pursuant to a registration statement. The transaction was exempt from registration requirements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective.

Savvian LLC (“Savvian”), Burnham Hill Partners, a division of Pali Capital, Inc. ("Burnham Hill") and Brimberg & Co. financial advisors ("Brimberg"), registered broker-dealers, acted as placement agents for the sale of the Company’s common stock. In connection with the closing, the Company paid the placement agents a cash fee equal to 6% of the gross proceeds. In addition, the Company is required to issue the placement agents warrants to purchase shares of common stock with an exercise price of $1.25 per share exercisable for a period of five years.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

OVERVIEW

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the three and six months ended June 30, 2006 and 2005. The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 51% owned subsidiary Reality Group. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media, its wholly owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Factory212 Pty. Ltd. and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc. ROO Media Europe Pty Ltd. was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Pty Ltd. for $90,000. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

NET REVENUE

Total net revenue increased by $465,000 from $1,549,000 for the three months ended June 30, 2005 to $2,014,000 for the three months ended June 30, 2006, an increase of 30% and by $657,000 from $3,137,000 for the six months ended June 30, 2005 to $3,794,000 for the six months ended June 30, 2006, an increase of 21%. The increases are principally from the increasing sales revenue from operations.

EXPENSES

OPERATIONS. Operating expenses increased by $828,000 from $1,088,000 for the three months ended June 30, 2005 to $1,916,000 for the three months ended June 30, 2006, an increase of 76% and increased by $1,703,000 from $2,022,000 for the six months ended June 30, 2005 to $3,725,000 for the six months ended June 30, 2006, an increase of 84%. The increases were due to the increasing costs associated with increased revenue generation. These costs include content costs, salaries, web hosting and content delivery.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $125,000 from $162,000 for the three months ended June 30, 2005 to $287,000 for the three months ended June 30, 2006, an increase of 77%. Research and development expenses increased by $211,000 from $306,000 for the six months ended June 30, 2005 to $517,000 for the six months ended June 30, 2006, an increase of 69%. The increases were due primarily to the increase in development activities associated with enhancements to our management platform which was acquired in the acquisition of Videodome Networks, Inc.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased by $560,000 from $477,000 for the three months ended June 30, 2005 to $1,037,000 for the three months ended June 30, 2006, an increase of 117% and by $1,036,000 from $913,000 for the six months ended June 30, 2005 to $1,949,000 for the six months ended June 30, 2006, an increase of 113%. These increases were primarily due to an increase in sales and marketing personnel.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $1,271,000 from $763,000 for the three months ended June 30, 2005 to $2,034,000 for the three months ended June 30, 2006, an increase of 167%. The increase was due to the increase in non-cash costs of $719,000 which consists of stock based compensation expense on stock options of $655,000 and preference shares of $62,000 plus $552,000 that is primarily due to an increase in salaries providing administrative support to the increased activity of operations. General and administrative expenses increased by $829,000 from $2,641,000 for the six months ended June 30, 2005 to $3,470,000 for the six months ended June 30, 2006, an increase of 31%. This increase is primarily due to an increase in salaries providing administrative support to the increased activity of operations.

INTEREST INCOME. Interest income increased by $22,000 from $4,000 for the three months ended June 30, 2005 to $26,000 for the three months ended June 30, 2006 and by $51,000 from $4,000 for the six months ended June 30, 2005 to $55,000 for the six months ended June 30, 2006. This increase was primarily due to an increase in our cash and cash equivalents.

INTEREST EXPENSE, RELATED PARTY. Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chairman and Chief Executive Officer. The expense decreased from $20,000 for the three months ended June 30, 2005 to $0 for the three months ended June 30, 2006 and decreased from $32,000 for the six months ended June 30, 2005 to $0 for the six months ended June 30, 2006. The outstanding balance from loans from Mr. Petty as of December 31, 2005 was $0.

INTEREST EXPENSE, OTHER. Interest expense, other, decreased by $118,000 from $133,000 for the three months ended June 30, 2005 to $15,000 for the three months ended June 30, 2006 and decreased by $201,000 from $222,000 for the six months ended June 30, 2005 to $21,000 for the six months ended June 30, 2006. Interest expense, other, primarily included the interest payable to callable secured convertible note holders in 2005. On August 23, 2005 we repaid all outstanding amounts due pursuant to the callable secured convertible notes.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $3,249,000 for the three months ended June 30, 2006, compared to $1,207,000 for the three months ended June 30, 2005, an increase of $2,042,000 or 169% and we reported a net loss before income taxes of $5,833,000 for the six months ended June 30, 2006, compared to $3,463,000 for the six months ended June 30, 2005, an increase of $2,370,000 or 68%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had working capital of approximately $260,000 with a cash balance of $735,000. Management believes that there will be an increase in overall expenses to expand the Company’s operations on a global basis during 2006. Although revenues are expected to increase, additional cash resources will be required during the next twelve months. We expect to undertake additional debt or equity financings when needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities. On August 18, 2006 the Company entered intro a common stock purchase agreement pursuant to which the Company sold an aggregate of $4,675,000 of shares of common stock and warrants to accredited investors (see Note 6 Subsequent Events in financial statements).

Net cash used in operating activities was $4,349,000 for the six months ended June 30, 2006, compared to $1,398,000 for the six months ended June 30, 2005, an increase of $2,951,000 or 211%. The increase in net cash used in operating activities is primarily the result of our increased expenses with our expanded operations.

Net cash used in investing activities was $393,000 for the six months ended June 30, 2006, compared to net cash used in investing activities for the six months ended June 30, 2005 of $351,000, an increase of $42,000 or 12%. The net cash used in investing activities increased primarily due to the investment in ROO Media Europe of approximately $90,000, the capitalization of software of $85,000 offset by the decrease in purchase of equipment of $53,000 and the decrease in investment in VideoDome of $80,000. On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90,000. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

Net cash provided by financing activities was $195,000 for the six months ended June 30, 2006 compared to net cash provided by financing activities of $1,564,000 for the six months ended June 30, 2005, a decrease in net cash provided by financing activities of $1,369,000 or 88%. The decrease in net cash provided by financing activities was primarily due to the net amount received from convertible notes of $822,000 and an increase in stockholder loan of $600,000 in the six months ended June 30, 2005.

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

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three and six months ended June 30, 2006 and 2005.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of June 30, 2006, one customer accounted for approximately 10% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $5,867,000 for the six months ended June 30, 2006, compared to $2,745,000 for the six months ended June 30, 2005. Additionally, as of June 30, 2006, we had negative cash flows from operating activities of approximately $4,349,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the second half of fiscal 2006, primarily as a result of an increase in sales, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans. On August 18, 2006 the Company entered intro a common stock purchase agreement pursuant to which the Company sold an aggregate of $4,675,000 of shares of common stock and warrants to accredited investors (see Note 6 subsequent events in financial statements).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2006, the Company entered into a Common Stock Purchase Agreement pursuant to which the Company sold an aggregate of $4,675,000 of shares of common stock and warrants to accredited investors. The shares of common stock were sold at a price of $1.25 per share. Each investor will be issued warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased. The warrants have an exercise price of $2.00 per share and a term of five years. At any time at which the market price of the Company's Common Stock exceeds $5.00, the Company may elect to call the warrants provided that the shares underlying such warrants are registered pursuant to a registration statement. The transaction was exempt from registration requirements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective.

Savvian LLC (“Savvian”), Burnham Hill Partners, a division of Pali Capital, Inc. ("Burnham Hill") and Brimberg & Co. financial advisors ("Brimberg"), registered broker-dealers, acted as placement agents for the sale of the Company’s common stock. In connection with the closing, the Company paid the placement agents a cash fee equal to 6% of the gross proceeds. In addition, the Company is required to issue the placement agents warrants to purchase shares of common stock with an exercise price of $1.25 per share exercisable for a period of five years.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROO GROUP, INC.

Dated: August 21, 2006
By:  /s/ Robert Petty

Robert Petty
Chief Executive Officer

Dated: August 21, 2006
By:  /s/ Robin Smyth

Robin Smyth
Chief Financial Officer