Form 10QSB
period 2006-09-30
ROO GROUP INC
filed 2006-11-20
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 17, 2006, the issuer had 25,974,813 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006

(Amounts in Thousands, Except Share Data)
(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$2,269
Accounts receivable, net	2,028
Other current assets	1,460

Total current assets	5,757

Property and equipment, net	544
Deferred tax assets	23
Content, net	186
Software, net	1,268
Customer list, net	276
Domain names, net	43
Goodwill	1,123

Total assets	$9,220

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$144
Accounts payable	2,033
Accrued expenses	717
Income tax payable	108
Other current liabilities	944

Total current liabilities	3,946

Non-current liabilities	34

Total liabilities	3,980

Commitments	--

Minority interest	123

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value: authorized 10,000,000
shares; issued and outstanding 10,000,000	1
Common Stock, $0.0001 par value: authorized 500,000,000 shares;
issued and outstanding 17,596,436	2
Additional paid-in capital	29,126
Accumulated deficit	(23,969)
Accumulated other comprehensive loss	(43)

Total stockholders' equity	5,117

Total liabilities and stockholders' equity	$9,220

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue	$2,230	$1,605	$6,024	$4,742

Expenses:

Operations	2,138	980	5,864	3,002
Research and development	382	207	899	513
Sales and marketing	1,415	727	3,364	1,640
General and administrative	1,455	913	3,769	2,414
General and administrative (non-cash)	581		1,737	1,140

Total expenses	5,971	2,827	15,633	8,709

(Loss) from operations	(3,741)	(1,222)	(9,609)	(3,967)
Non cash cost of capital	--	(498)	--	(498)
Cost of capital	--	(525)	--	(525)
Commission on loan procurement	--	--	--	(60)
Cost of Omnibus Consent and Waiver Agreement	--	(78)	--	(78)
Redemption premium on convertible note	--	(744)	--	(801)
Interest income	17	--	72	4
Interest expense - related party	--	(32)	--	(65)
Non-cash interest expense - related party	--	(62)	--	(62)
Interest expense - other	(21)	(31)	(42)	(163)
Financing fees - convertible notes	--	(320)	--	(760)
Net (loss) before income taxes	(3,745)	(3,512)	(9,579)	(6,975)

Income tax benefit (expense)	3	(33)	(26)	(73)

Net (loss) before minority interest	(3,742)	(3,545)	(9,605)	(7,048)

Minority interest	3	(14)	(29)	(31)

Net (loss)	$(3,739)	$(3,559)	$(9,634)	$(7,079)

Basic and diluted net (loss) per common share	$(0.24)	$(0.54)	$(0.65)	$(1.44)

Weighted average common shares outstanding	15,290,349	6,549,560	14,811,231	4,920,512

Comprehensive (loss):
Net (loss)	$(3,739)	$(3,559)	$(9,634)	$(7,079)
Foreign currency translation	2	(7)	(8)	(17)
Fair market value adjustment for available for sale securities	--	(2)	--	(4)
Comprehensive (loss)	$(3,737)	$(3,568)	$(9,642)	$(7,100)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
(Unaudited)

	Nine months ended
	September 30,
	2 0 0 6	2 0 0 5

Operating Activities:
Net (loss)	$(9,634)	$(7,079)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Provision for doubtful accounts	8	--
Depreciation	106	104
Amortization of intangible assets	444	455
Non cash cost of capital	--	498
Non cash cost of Omnibus Consent and Waiver agreement	--	78
Non cash stock based compensation	1,544	--
Non cash warrants and options for services	129	190
Non cash preferred stock issued for consulting services	--	200
Non cash preferred stock issued as performance bonuses	64	750
Non cash interest expense related party	--	62
Non cash financing fees on convertible note	--	759
Minority interest in subsidiaries	29	31
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(537)	(530)
Other assets	(1,121)	(53)
Increase (decrease) in:
Accounts payable	933	609
Accrued expenses	336	(224)
Income tax payable	(23)	1
Other liabilities	462	15

Total adjustments	2,374	2,945

Net Cash (Used) By Operating Activities	(7,260)	(4,134)

Investing Activities:
Investment in VideoDome	(20)	(100)
Investment in ROO Media Europe	(90)	--
Capitalization of software	(432)	--
Capitalization of content	(132)	(155)
Purchase of equipment	(178)	(188)

Net Cash (Used) By Investing Activities	(852)	(443)

Financing Activities:
Proceeds from private placements, net	4,985	5,750
Bank overdraft	144	192
(Increase) in related party loans	--	(80)
Increase in stockholder loan	--	600
(Decrease) in stockholder loan	--	(150)
Convertible note	--	1,465
Repayment of convertible note	--	(2,743)
(Decrease) in capital leases	(14)	(20)

Net Cash Provided By Financing Activities	5,115	5,014

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
(Unaudited)

	Nine months ended
	September 30,
	2 0 0 6	2 0 0 5

Effect of Exchange Rate Changes on Cash	(8)	(19)

Net (Decrease) Increase in Cash	(3,005)	418

Cash and Cash Equivalents - Beginning of Period	5,274	322

Cash and Cash Equivalents - End of Period	$2,269	$740

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Income taxes	$--	$98
Interest	$42	$228

Supplemental disclosure of non-cash investing and financing activities
Purchase agreement of VideoDome.com Networks, Inc	$--	$44
Conversions of convertible notes	$--	$807

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of September 30, 2006 was $19. As of September 30, 2006, one customer accounted for approximately 18% of our trade accounts receivable portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(L) Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On January 1, 2006, the Company adopted SFAS 123R. The provisions of SFAS 123R became effective the first annual reporting period beginning after December 15, 2005. SFAS 123R requires companies to adopt its requirements using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, we included stock based compensation in general and administrative for the cost of stock options. Stock based compensation expense for the three and nine months ended September 30, 2006 was $452 and $1,544, respectively.

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The Company granted options with exercise prices ranging from $2.00 to $3.00 to purchase 1,081,000 shares of its common stock during the nine months ended September 30, 2006.

During the three months ended March 31, 2006, a total of 350,000 employee stock options had vested. During the three months ended June 30, 2006, a total of 376,400 employee stock options had vested. During the three months ended September 30, 2006 322,250 employee stock options had vested with the remaining 1,404,750 employee stock options still unvested as of September 30, 2006.

(M) Reverse Stock Split - Effective October 3, 2005, the Company amended its Certificate of Incorporation to effect a one-for-fifty reverse split of the Company's issued and outstanding shares of common stock. All references to numbers or values of the Company’s shares have been adjusted to reflect this one-for-fifty reverse split. All option amounts and exercise prices have been adjusted to reflect the stock split.

(N) Financing Fees-Convertible Notes

Financing fees-convertible notes reclassifies non-cash expenses relating to the issuance of various convertible notes to investors in the Company. All such convertible securities were retired prior to September 30, 2005.

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

(4) Goodwill

Goodwill of $1,123 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition of $1,033 and ROO Media Europe Limited of $90. The exercise of the Reality Group buy-back option led to a reduction of goodwill of $957 during the nine months ended September 30, 2006 (Note 3).

(5) Preferred Shares

On June 30, 2006, ROO Group, Inc. (the “Company”) issued 500,000 shares of Series A Preferred Stock to an employee. These shares were valued at the equivalent number (1:25) of common shares based upon the fair market value as at the issue date at $64. Such amount is expensed in “General and administrative (non-cash)” for the three and nine months ended September 30, 2006. These shares were issued as a performance bonus for, among other things, the employee’s role in helping expand and grow the Company’s business operations. These shares were issued pursuant to the exemption from registration provided by Rule 506 under the Securities Act of 1933.

ROO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Stock Issuances

On July 28, 2006, the Company issued 50,000 warrants at an exercise price of $2.00 to Highbridge International LLC for investor related services. These warrants were valued under the Black-Scholes method as $129.

On August 18, 2006, the Company entered into a Common Stock Purchase Agreement pursuant to which the Company sold 4,420,000 shares of its common stock and 2,210,000 warrants to purchase shares of common stock to accredited investors, a number of which are existing shareholders of the Company. The offering closed on August 23, 2006. The warrants were valued under the Black-Scholes method as $2,658. The shares of common stock were sold at a price of $1.25 per share resulting in gross proceeds of $5,525. Each investor was issued warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased. The warrants have an exercise price of $3.00 per share and a term of five years. The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement was not filed within such time or if the registration statement was not declared effective within 120 days following the closing date, the Company would be required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. Savvian LLC, Burnham Hill Partners, a division of Pali Capital, Inc. and Brimberg & Co., registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing, the Company paid the placement agents a cash fee of $461. In addition, the Company issued the placement agents 801,369 warrants to purchase shares of common stock with an exercise price of $1.25 per share for a period of five years and were valued under the Black-Scholes method as $1,057. The net proceeds of $4,985 were received after deducting placement agent fees of $461 and legal fees of $79. The transaction was exempt from registration requirements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

(7) Subsequent Events

On November 14, 2006, the Company entered into a securities purchase agreement pursuant to which the Company sold an aggregate of 8,378,377 shares of the Company’s common stock and warrants to purchase an additional 2,513,513 shares of the Company’s common stock to accredited investors resulting in gross proceeds of $15,500. The offering closed on November 16, 2006. The unit price of the common stock and corresponding warrant was $1.85. The warrants have an exercise price of $3.00 per share and a term of five years. At any time at which the market price of the Company's Common Stock exceeds $5.00 for 10 trading days during any 20 consecutive trading days, the Company may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement. The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed, up to a maximum of 10%. Also, if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is declared effective, up to a maximum of 10%, which increases to 18% if the registration statement is not declared effective within 2 years following the closing date.

Merriman Curhan Ford & Co. and Brimberg & Co. financial advisors and registered broker-dealers, acted as placement agents for the sale of the Company’s common stock.

The offering was made pursuant to an exemption from securities registration afforded by Section 4(2) the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder.

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

OVERVIEW

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the three and nine months ended September 30, 2006 and 2005. The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 51% owned subsidiary Reality Group. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media, its wholly owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Factory212 Pty. Ltd. and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc. ROO Media Europe Pty Ltd. was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Pty Ltd. for $90,000. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

NET REVENUE

Total net revenue increased by $625,000 from $1,605,000 for the three months ended September 30, 2005 to $2,230,000 for the three months ended September 30, 2006, an increase of 39% and by $1,282,000 from $4,742,000 for the nine months ended September 30, 2005 to $6,024,000 for the nine months ended September 30, 2006, an increase of 27%. The increases are principally from the increasing sales revenue from operations.

EXPENSES

OPERATIONS. Operating expenses increased by $1,158,000 from $980,000 for the three months ended September 30, 2005 to $2,138,000 for the three months ended September 30, 2006, an increase of 118% and increased by $2,862,000 from $3,002,000 for the nine months ended September 30, 2005 to $5,864,000 for the nine months ended September 30, 2006, an increase of 95%. The increases were due to the increasing costs associated with increased revenue generation. These costs include content costs, salaries, web hosting and content delivery.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $175,000 from $207,000 for the three months ended September 30, 2005 to $382,000 for the three months ended September 30, 2006, an increase of 85%. Research and development expenses increased by $386,000 from $513,000 for the nine months ended September 30, 2005 to $899,000 for the nine months ended September 30, 2006, an increase of 75%. The increases were due primarily to the increase in development activities associated with enhancements to our management platform which was acquired in the acquisition of Videodome Networks, Inc.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased by $688,000 from $727,000 for the three months ended September 30, 2005 to $1,415,000 for the three months ended September 30, 2006, an increase of 95% and by $1,724,000 from $1,640,000 for the nine months ended September 30, 2005 to $3,364,000 for the nine months ended September 30, 2006, an increase of 105%. These increases were primarily due to an increase in sales and marketing personnel.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $1,123,000 from $913,000 for the three months ended September 30, 2005 to $2,036,000 for the three months ended September 30, 2006, an increase of 123%. The increase was due to the increase in non-cash costs of $581,000 which consists of stock based compensation expense on stock options of $452,000 and valuation on warrants for consulting services of $129,000 plus $542,000 that is primarily due to an increase in salaries for administrative support related to our increased operations. General and administrative expenses increased by $1,952,000 from $3,554,000 for the nine months ended September 30, 2005 to $5,506,000 for the nine months ended September 30, 2006, an increase of 55%. The increase was due to the increase in non-cash costs of $597,000, which consists of an increase stock based compensation expense on stock options of $1,545,000 less a decrease in preference shares of $886,000 less a decrease in warrants and options to consultants for services of $62,000, plus $1,355,000 that is primarily due to an increase in salaries providing administrative support to the increased activity of operations.

REDEMPTION PREMIUM ON CONVERTIBLE NOTE. On May 19, 2005, we applied $200,000 of the $600,000 gross proceeds from a loan from Mr. Petty to redeem $143,000 principal amount of the Company's outstanding $3,000,000 principal amount of callable secured convertible notes. The difference between the amount paid and the principal amount redeemed of $57,000 was expensed as a redemption premium on the callable secured convertible notes. On August 23, 2005 the Company repaid all outstanding amounts due pursuant to the callable secured convertible notes. As part of the payment to the noteholders $744,000 was paid as a redemption premium. The total amount of redemption premium paid for the nine months ended September 30, 2005 was $801,000.

INTEREST INCOME. Interest income increased by $17,000 from $0 for the three months ended September 30, 2005 to $17,000 for the three months ended September 30, 2006 and by $68,000 from $4,000 for the nine months ended September 30, 2005 to $72,000 for the nine months ended September 30, 2006. This increase was primarily due to an increase in our cash and cash equivalents.

INTEREST EXPENSE, RELATED PARTY. Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chairman and Chief Executive Officer. The expense decreased from $32,000 for the three months ended September 30, 2005 to $0 for the three months ended September 30, 2006 and decreased from $62,000 for the nine months ended September 30, 2005 to $0 for the nine months ended September 30, 2006. The outstanding balance from loans from Mr. Petty as of December 31, 2005 was $0.

INTEREST EXPENSE, OTHER. Interest expense, other, decreased by $10,000 from $31,000 for the three months ended September 30, 2005 to $21,000 for the three months ended September 30, 2006 and decreased by $121,000 from $163,000 for the nine months ended September 30, 2005 to $42,000 for the nine months ended September 30, 2006. Interest expense, other, primarily included the interest payable to callable secured convertible note holders in 2005. On August 23, 2005 we repaid all outstanding amounts due pursuant to the callable secured convertible notes.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $3,745,000 for the three months ended September 30, 2006, compared to $3,512,000 for the three months ended September 30, 2005, an increase of $233,000 or 7% and we reported a net loss before income taxes of $9,579,000 for the nine months ended September 30, 2006, compared to $6,975,000 for the nine months ended September 30, 2005, an increase of $2,604,000 or 37%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had working capital of approximately $1,811,000 with a cash balance of $2,269,000. Management believes that there will be an increase in overall expenses to expand the Company’s operations on a global basis during 2006. Although revenues are expected to increase, it is unclear whether additional cash resources will be required during the next twelve months. On November 14, 2006, the Company entered into a common stock purchase agreement pursuant to which the Company sold an aggregate of $15,500,000 of shares of common stock and warrants to accredited investors (See Note 7 Subsequent Events in financial statements). We may undertake additional debt or equity financings if needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Net cash used in operating activities was $7,260,000 for the nine months ended September 30, 2006, compared to $4,134,000 for the nine months ended September 30, 2005, an increase of $3,126,000 or 76%. The increase in net cash used in operating activities is primarily the result of our increased expenses with our expanded operations.

Net cash used in investing activities was $852,000 for the nine months ended September 30, 2006, compared to net cash used in investing activities for the nine months ended September 30, 2005 of $443,000, an increase of $409,000 or 92%. The net cash used in investing activities increased primarily due to the investment in ROO Media Europe of approximately $90,000, the capitalization of software of $432,000 offset by the decrease in investment in VideoDome of $80,000. On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90,000. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

Net cash provided by financing activities was $5,115,000 for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $5,014,000 for the nine months ended September 30, 2005, a decrease in net cash provided by financing activities of $101,000 or 2%.

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

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three and nine months ended September 30, 2006 and 2005.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of September 30, 2006, one customer accounted for approximately 18% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $9,609,000 for the nine months ended September 30, 2006, compared to $3,967,000 for the nine months ended September 30, 2005. Additionally, as of September 30, 2006, we had negative cash flows from operating activities of approximately $7,260,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to continue to improve, primarily as a result of an increase in sales, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3.  Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)   Changes in internal controls.   There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2006, we sold an aggregate of 4,420,000 of shares of common stock and 2,210,000 warrants to purchase shares of our common stock to accredited investors. The shares of common stock were sold at a price of $1.25 per share, resulting in aggregate proceeds of $5,525,000. Each investor received warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased. The warrants have an exercise price of $2.00 per share and a term of five years. The Company also issued an aggregate of 801,369 warrants to purchase shares of our common stock to the placement agents for the sale of the common stock. The warrants have an exercise price of $1.25 and a term of five years.

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

ROO GROUP, INC.

Dated: November 20, 2006	By:	/s/ Robert Petty
Robert Petty
Chief Executive Officer

Dated: November 20, 2006	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer