Form 10QSB/A
period 2005-09-30
ROO GROUP INC
filed 2006-12-19
CIK 1076700

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

         Transitional Small Business Disclosure Format (check one):
Yes [_]  No [X]

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 18, 2005. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This 10-QSB/A is being amended to correct the presentation in the Consolidated Statement of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows for placement agent fees and the value of placement agent warrants. These have been corrected as an offset against the proceeds for the August 23, 2005 private placement.

Other than as set forth above, we have not updated the information contained herein for events occurring subsequent to November 20, 2006, the filing date of the Original Form 10-QSB.

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005.
(UNAUDITED)
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                               $    740,172
   Accounts Receivable                                                        1,478,093
   Related Party Loans                                                          252,032
   Other Current Assets                                                         300,516
                                                                           ------------
   Total Current Assets                                                       2,770,813
                                                                           ------------
Marketable Equity Securities - Available for Sale                                10,575
Property and Equipment - Net                                                    477,847
Deferred Tax Assets                                                              18,182
Content - Net                                                                   177,379
Software - Net                                                                1,061,471
Customer List - Net                                                             419,830
Goodwill                                                                      1,990,413
                                                                           ------------
   Total Assets                                                            $  6,926,510
                                                                           ============
Liabilities and Stockholders' Equity:
Current Liabilities:
   Bank Overdraft                                                          $    443,476
   Accounts Payable                                                           1,024,922
   Capital Leases                                                                33,780
   Accrued Expenses                                                             199,863
   Stockholder Loans Payable                                                    950,000
   Income Tax Payable                                                            72,783
   Accrued Employee Benefits                                                    117,501
   Other Current Liabilities                                                    638,650
                                                                           ------------
   Total Current Liabilities                                                  3,480,975
                                                                           ------------
Non Current Liabilities:
   Capital Leases                                                                69,492
                                                                           ------------
   Total Non-Current Liabilities                                                 69,492
                                                                           ------------
Commitments                                                                          --
                                                                           ------------
Minority Interest                                                                50,052
                                                                           ------------
Stockholders' Equity:
   Series A Preferred Shares, $0.0001 Par Value: Authorized 10,000,000
     Shares; Issued and Outstanding 9,500,000                                       950
   Common Stock, $.0001 Par Value: Authorized 500,000,000 shares;
     Issued and Outstanding 8,963,155                                               896
   Paid-in Capital                                                           14,786,104
   Accumulated Deficit                                                      (11,433,534)
   Accumulated Other Comprehensive Loss                                         (28,425)
                                                                           ------------
   Total Stockholders' Equity                                                 3,325,991
                                                                           ------------
   Total Liabilities and Stockholders' Equity                              $  6,926,510
                                                                           ============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                    Three months ended               Nine months ended
                                                      September 30                      September 30
                                              ----------------------------      ----------------------------
                                                 2005             2004             2005              2004
                                              -----------      -----------      -----------      -----------
Revenues                                      $ 1,605,263      $   968,691      $ 4,742,317      $ 2,118,165
                                              -----------      -----------      -----------      -----------
Expenses:
  Operations                                      980,184          583,729        3,002,160        1,373,483
  Research and Development                        206,907           86,234          512,879          232,235
  Sales and Marketing                             726,787          266,288        1,639,474          434,349
  General and Administration                      913,258          762,975        2,414,090        1,354,135
  General and Administration (Non Cash)                --               --        1,140,456               --
                                              -----------      -----------      -----------      -----------
  Total Expenses                                2,827,136        1,699,226        8,709,059        3,394,202
                                              -----------      -----------      -----------      -----------
  (Loss) from Operations                       (1,221,873)        (730,535)      (3,966,742)      (1,276,037)
Non Cash Cost of Capital                               --          (78,483)              --        (512,230)
Cost of Capital                                        --               --               --         (72,530)
Commission on Loan Procurement                         --               --          (60,000)              --
Cost of Omnibus Consent and Waiver
     Agreement                                    (77,993)              --          (77,993)              --
Redemption Premium on Convertible Notes          (743,948)              --         (801,091)              --
Agreement Termination Costs                            --         (210,000)              --         (210,000)
Interest Income                                       284               76            4,329              850
Interest Expense - Related Party                  (32,385)         (12,853)         (64,767)         (38,378)
Non Cash Interest Expense - Related Party         (62,395)              --          (62,395)              --
Interest Expense - Other                          (31,070)         (10,476)        (163,287)         (39,974)
Financing Fees - Convertible Notes               (319,220)        (587,558)        (759,252)        (587,558)
                                              -----------      -----------      -----------      -----------
  Net (Loss) before Income Taxes               (2,488,600)      (1,629,829)      (5,951,198)      (2,735,857)

Income Taxes                                       32,525            7,518           72,978           10,612
                                              -----------      -----------      -----------      -----------
  Net (Loss) before Minority Interest          (2,521,125)      (1,637,347)      (6,024,176)      (2,746,469)

Minority Interest                                  14,181            2,724           30,949            4,101
                                              -----------      -----------      -----------      -----------
  Net (Loss)                                  $(2,535,306)     $(1,640,071)     $(6,055,125)     $(2,750,570)
                                              ===========      ===========      ===========      ===========
Net (loss) per Common Share,
Basic and Diluted                             $     (0.39)     $     (0.45)     $     (1.23)     $     (0.80)
                                              ===========      ===========      ===========      ===========
Average Common Shares outstanding               6,549,460        3,629,292        4,920,512        3,418,128
                                              ===========      ===========      ===========      ===========
Comprehensive (Loss):
  Net (Loss)                                  $(2,535,306)     $(1,640,071)     $(6,055,125)     $(2,750,570)
  Foreign Currency Translation                     (7,286)           5,533          (16,680)          (5,637)
  Fair Market Value Adjustment for
   available for sale securities                   (1,790)          (9,148)          (4,448)          (9,148)
                                              -----------      -----------      -----------      -----------
  Comprehensive (Loss)                        $(2,544,382)     $(1,643,686)     $(6,076,253)     $(2,765,355)
                                              ===========      ===========      ===========      ===========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDES' EQUITY (DEFICIT)
(UNAUDITED)
--------------------------------------------------------------------------------



                                                                           Preference                    Common
                                                        Series A             Shares      Common           Stock
                                                   Preference Shares       Par Value     Stock          Par Value
                                              --------------------------------------------------------------------
Balance December 31, 2003                                                              3,153,383             315
Issue of stock for services                                                              110,330              11
Issue of options for services
Issue of stock in private placements                                                     166,234              17
Issue of stock for acquision of Reality Group                                            167,200              17
Issue of stock for acquision of Undercover Media                                          20,000               2
Issue of stock for acquision of Bickhams Media                                            80,000               8
Issue of stock for investments                                                             8,807               1
Issue of stock for termination of agreement                                               60,000               6
Computed discount on convertible debt
Beneficial conversion feature of
   convertible debt
Foreign currency translation adjustment
Fair market value adjustment for
   available for sale securities
Profit (Loss) for nine months September 30, 2004
                                              --------------------------------------------------------------------
Balance September 30, 2004                                     0               0       3,765,954             377
                                              ====================================================================

Balance December 31, 2004                                      0               0       3,911,667             391
Issue of options for services
Issue of Preference Shares for services                2,000,000             200
Issue of Preference Shares as
   Performance Bonuses                                 7,500,000             750
Computed discount on convertible debt
Beneficial conversion feature of
   convertible debt
Issue of stock conversion of convertible debt                                          1,178,154             117
Computed discount on convertible debt
Issue of warrants for Omnibus Consent and
Waiver agreement
Issue of stock Videodome Share Purchase                                                   40,000               4
Issue of stock in private placements                                                   3,833,334             384
Issue of warrants for R Petty Funding
Foreign currency translation adjustment
Fair market value adjustment for
   available for sale securities
Profit (Loss) for nine months September 30, 2005
                                              --------------------------------------------------------------------
Balance September 30, 2005                             9,500,000             950       8,963,155             896
                                              ====================================================================


                                                                                   Accumulated
                                                      Other                           Other            Total
                                                    Additional     Accumulated    Comprehensive    Stockholders'
                                                     Paid-in        (Deficit)         Income           Equity
                                                     Capital                          (Loss)         (Deficit)
                                              -------------------------------------------------------------------
Balance December 31, 2003                             408,793      (1,152,642)         (12,938)        (756,472)
Issue of stock for services                           349,408                                           349,419
Issue of options for services                         425,715                                           425,715
Issue of stock in private placements                  871,798                                           871,815
Issue of stock for acquision of Reality Group       2,507,983                                         2,508,000
Issue of stock for acquision of Undercover Media      149,998                                           150,000
Issue of stock for acquision of Bickhams Media        279,992                                           280,000
Issue of stock for investments                         25,339                                            25,340
Issue of stock for termination of agreement           209,994                                           210,000
Computed discount on convertible debt                  46,578                                            46,578
Beneficial conversion feature of                      585,040                                           585,040
   convertible debt
Foreign currency translation adjustment                                                 (5,637)          (5,637)
Fair market value adjustment for
   available for sale securities                                                        (9,148)          (9,148)
Profit (Loss) for nine months September 30, 2004                   (2,750,570)                       (2,750,570)
                                              -------------------------------------------------------------------
Balance September 30, 2004                          5,860,638      (3,903,212)         (27,723)       1,930,080
                                              ===================================================================

Balance December 31, 2004                           6,930,157      (5,378,409)          (7,297)       1,544,842
Issue of options for services                         190,456                                           190,456
Issue of Preference Shares for services               199,800                                           200,000
Issue of Preference Shares as
   Performance Bonuses                                749,250                                           750,000
Computed discount on convertible debt                  32,338                                            32,338
Beneficial conversion feature of
   convertible debt                                   351,020                                           351,020
Issue of stock conversion of convertible debt         807,263                                           807,380
Computed discount on convertible debt                 117,198                                           117,198
Issue of warrants for Omnibus Consent and
Waiver agreement                                       77,993                                            77,993
Issue of stock Videodome Share Purchase                43,996                                            44,000
Issue of stock in private placements                5,224,238                                         5,224,622
Issue of warrants for R Petty Funding                  62,395                                            62,395
Foreign currency translation adjustment                                                (16,680)         (16,680)
Fair market value adjustment for
   available for sale securities                                                        (4,448)          (4,448)
Profit (Loss) for nine months September 30, 2005                   (6,055,125)                       (6,055,125)
                                              -------------------------------------------------------------------
Balance September 30, 2005                         14,786,104     (11,433,534)         (28,425)       3,325,991
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

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Nine months ended
                                                                          September 30,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 -----------      -----------
Operating activities:
   Net (Loss)                                                    $(6,055,125)     $(2,750,570)
                                                                 -----------      -----------
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
     Depreciation                                                    104,424           42,935
     Amortization of client lists                                    121,883           67,713
     Amortization of content                                         133,703            6,710
     Amortization of Software                                        199,766               --
     Non cash cost of capital                                             --          512,230
     Non cash cost of omnibus consent and waiver agreement            77,993               --
     Non cash agreement termination costs                                 --          210,000
     Non cash stock for services                                     190,456          334,599
     Non cash preference stock for consulting services               200,000               --
     Non cash preference stock issued as performance bonuses         750,000               --
     Non cash interest expense related party                          62,395               --
     Non cash Financing Fees on convertible note                     759,252          587,558
     Minority Interest in Reality                                     30,949               --
   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                          (529,820)         105,409
       Other assets                                                  (52,620)        (106,339)
     Increase (decrease) in:
       Accounts payable                                              608,875         (304,329)
       Accrued Expenses                                             (223,518)          89,186
       Income Tax payable                                                979          (18,378)
       Accrued Employee Benefits                                     (37,454)           4,919
       Other liabilities                                              49,701          366,542
                                                                 -----------      -----------
   Total adjustments                                               2,446,964        1,898,755
                                                                 -----------      -----------
   Net cash (used) by operating activities - Forward              (3,608,161)        (851,815)
                                                                 -----------      -----------
Investing activities:
   Capitalization of Content                                        (154,898)         (43,217)
   Proceeds from sale of equipment                                        --           30,955
   Purchase of equipment                                            (188,340)         (48,648)
   (Increase) in related party loans                                 (79,735)        (125,778)
   Investment in VideoDome                                          (100,000)        (250,000)
   Investment in Reality                                                  --         (144,456)
   Net cash received in acquisition of Reality & VideoDome                --           30,374
                                                                 -----------      -----------
   Net cash (used) by investing activities - Forward             $  (522,973)     $  (550,770)


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                        2005             2004
                                                                                    -----------      -----------
   Net cash (used) by operating activities - Forwarded                              $(3,608,161)     $  (851,815)
                                                                                    -----------      -----------
   Net cash (used) by investing activities - Forwarded                                 (522,973)        (550,770)
                                                                                    -----------      -----------
Financing activities:
   Capital contribution                                                               5,224,622          800,120
   Bank Overdraft                                                                       192,092           33,113
   Increase in stockholder loan                                                         600,000           87,983
   (Decrease) in stockholder loan                                                      (150,000)        (102,087)
   Convertible Note                                                                   1,465,000          950,021
   Repayment of Convertible Note                                                     (2,742,620)              --
   Note payable                                                                              --          (62,500)
   (Decrease) in capital leases                                                         (19,857)         (45,496)
                                                                                    -----------      -----------
   Net cash provided by financing activities                                          4,569,237        1,661,154
                                                                                    -----------      -----------
Effect of exchange rate changes on cash                                                 (19,533)         (10,060)
                                                                                    -----------      -----------
   Net increase in cash                                                                 418,570          248,509
Cash at beginning of periods                                                            321,602           26,371
                                                                                    -----------      -----------
   Cash at end of periods                                                           $   740,172      $   274,880
                                                                                    ===========      ===========

Supplemental Cash Flow Information:
Cash paid during the periods for:
Interest                                                                            $   228,054      $    78,352
Income taxes                                                                        $    97,600      $    24,925
Supplemental disclosure of non-cash financing and investing activities
Stock issued for achievement of second milestone as per share
Purchase agreement of Videodome Networks.com Inc.(see note 9)                       $    44,000      $        --
Conversions of Convertible Notes (see note 11)                                      $   807,381      $        --


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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

On August 23, 2005, the Company entered into a Common Stock Purchase Agreement and sold 3,833,333 shares of the Company's common stock to accredited investors in a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The common stock was sold at a price of $1.50 per share resulting in gross proceeds of $5,750,000. $3,400,000 of the proceeds was used to prepay all of the Company's outstanding callable secured convertible notes. In connection with the sale of the common stock, the Company was required to perform 1-for-50 reverse split of its outstanding shares of common stock within 45 days following the closing date (Note 2). In addition, the investors acknowledged and agreed that the Company may sell up to an additional $2,250,000 of shares of common stock on substantially identical terms or on terms more favorable to the Company within 45 days of the closing, which the investors have a right of first refusal to participate in. The Company's Chairman and Chief Executive Officer also agreed to convert at least $600,000 of a promissory note issued to him by the Company on May 18, 2005 in the aggregate principal amount of $1,100,000 into shares of the Company's common stock at a price of $1.50 per share within five business days of the reverse stock split. The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 45 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 2% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. Pali
Capital, Inc. and Brimberg & Co., both registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing, the Company paid the placement agents a cash fee equal to 10% of the gross proceeds up to $3,000,000 and 8% of the gross proceeds in excess of $3,000,000. In addition, the Company is required to issue the placement agents warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock sold in the private placement with an exercise price of $1.50 per share exercisable for a period of five years. The placement agents have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the placement agent warrants. The placement agents warrants totaling 383,333 were issued on August 23, 2005 with an exercise price of $1.50 and were valued under the Black-Scoles method as $498,291. The net proceeds of $5,224,622 were received after deducting placement agent fees of $525,378.

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

If the compensation cost for the stock-based employee compensation plans had been determined based on fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123, the Company's reported net (loss) and (loss) per share would have been reduced to the pro forma amounts shown below:

                                                            Nine months Ended     Nine months Ended
                                                           September 30, 2005    September 30, 2004
                                                           ------------------    ------------------
Net (Loss) as reported                                          (6,055,125)           (2,750,570)
Deduct: Amount by which stock-based employee
       compensation as determined under fair value
       based method for all awards exceeds the
       compensation as determined under the intrinsic
       value method                                               (350,660)           (1,026,876)
Pro Forma Net (Loss)                                            (6,405,785)           (3,777,446)
Basic and Diluted (Loss) Per Share as Reported                       (1.23)                (0.80)
Pro Forma Basic and Diluted (Loss) Per Share                         (1.30)                (1.11)

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

NET LOSS BEFORE INCOME TAXES

Net loss before income taxes was $2,488,600 for the three months ended September 30, 2005, compared to a net loss of $1,629,829 for the three months ended September 30, 2004, an increase of $858,771 or 53%, and $5,951,198 for the nine months ended September 30, 2005, compared to a net loss of $2,735,857 for the nine months ended September 30, 2004, an increase of $3,215,341 or 118%. The increase in our net loss is due to the increase in activities to develop products for revenue generation, sales and marketing expenses in generating revenue and the increase in administrative expenses to support these activities, which are described above. The increase also includes the costs associated with the repayment of the callable secured convertible notes and the Company's private equity placements.

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

Net cash used in operating activities was $3,608,161 for the nine months ended September 30, 2005, compared to $851,815 for the nine months ended September 30, 2004, an increase of 324%. The increase in net cash used in operating activities is primarily the result of our net operating losses.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses of approximately $1,222,000 for the three months ended September 30, 2005, compared to $731,000 for the three months ended September 30, 2004 and $3,967,000 for the nine months ended September 30, 2005, compared to $1,276,000 for the nine months ended September 30, 2004. Additionally, as of September 30, 2005, we had a net working capital deficiency of approximately $710,000 and negative cash flows from operating activities of approximately $3,608,000. Since ROO Media Corporation's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. The expansion and development of our business may require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in the second half of fiscal 2005, primarily as a result of an increase in sales, and plans to raise financing through various methods to achieve their business plans, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

                                          ROO GROUP, INC.

         Dated:   December 19, 2005       By:  /s/ Robert Petty
                                              --------------------------------
                                              Robert Petty
                                              Chief Executive Officer

         Dated:   December 19, 2005       By:  /s/ Lou Kerner
                                              --------------------------------
                                              Lou Kerner
                                              Chief Financial Officer