Form 10QSB/A
period 2006-09-30
ROO GROUP INC
filed 2006-12-19
CIK 1076700

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2006 (the “Original Form 10-QSB”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 20, 2006. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

This 10-QSB/A is being amended to correct the presentation in the Consolidated Statement of Operations and Comprehensive Loss, and Consolidated Statements of Cash Flows for placement agent fees and the value of placement agent warrants. These have been corrected as an offset against the proceeds of the August 23, 2005 private placement.

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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue	$2,230	$1,605	$6,024	$4,742

Expenses:

Operations	2,138	980	5,864	3,002
Research and development	382	207	899	513
Sales and marketing	1,415	727	3,364	1,640
General and administrative	1,455	913	3,769	2,414
General and administrative (non-cash)	581		1,737	1,140

Total expenses	5,971	2,827	15,633	8,709

(Loss) from operations	(3,741)	(1,222)	(9,609)	(3,967)
Commission on loan procurement	--	--	--	(60)
Cost of Omnibus Consent and Waiver Agreement	--	(78)	--	(78)
Redemption premium on convertible note	--	(744)	--	(801)
Interest income	17	--	72	4
Interest expense - related party	--	(32)	--	(65)
Non-cash interest expense - related party	--	(62)	--	(62)
Interest expense - other	(21)	(31)	(42)	(163)
Financing fees - convertible notes	--	(320)	--	(760)
Net (loss) before income taxes	(3,745)	(2,489)	(9,579)	(5,952)

Income tax benefit (expense)	3	(33)	(26)	(73)

Net (loss) before minority interest	(3,742)	(2,522)	(9,605)	(6,025)

Minority interest	3	(14)	(29)	(31)

Net (loss)	$(3,739)	$(2,536)	$(9,634)	$(6,056)

Basic and diluted net (loss) per common share	$(0.24)	$(0.39)	$(0.65)	$(1.23)

Weighted average common shares outstanding	15,290,349	6,549,560	14,811,231	4,920,512

Comprehensive (loss):
Net (loss)	$(3,739)	$(2,536)	$(9,634)	$(6,056)
Foreign currency translation	2	(7)	(8)	(17)
Fair market value adjustment for available for sale securities	--	(2)	--	(4)
Comprehensive (loss)	$(3,737)	$(2,545)	$(9,642)	$(6,077)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)
(Unaudited)

	Nine months ended
	September 30,
	2 0 0 6	2 0 0 5

Operating Activities:
Net (loss)	$(9,634)	$(6,056)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
Provision for doubtful accounts	8	--
Depreciation	106	104
Amortization of intangible assets	444	455
Non cash cost of Omnibus Consent and Waiver agreement	--	78
Non cash stock based compensation	1,544	--
Non cash warrants and options for services	129	190
Non cash preferred stock issued for consulting services	--	200
Non cash preferred stock issued as performance bonuses	64	750
Non cash interest expense related party	--	62
Non cash financing fees on convertible note	--	759
Minority interest in subsidiaries	29	31
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(537)	(530)
Other assets	(1,121)	(53)
Increase (decrease) in:
Accounts payable	933	609
Accrued expenses	336	(224)
Income tax payable	(23)	1
Other liabilities	462	15

Total adjustments	2,374	2,447

Net Cash (Used) By Operating Activities	(7,260)	(3,609)

Investing Activities:
Investment in VideoDome	(20)	(100)
Investment in ROO Media Europe	(90)	--
Capitalization of software	(432)	--
Capitalization of content	(132)	(155)
Purchase of equipment	(178)	(188)

Net Cash (Used) By Investing Activities	(852)	(443)

Financing Activities:
Proceeds from private placements, net	4,985	5,225
Bank overdraft	144	192
(Increase) in related party loans	--	(80)
Increase in stockholder loan	--	600
(Decrease) in stockholder loan	--	(150)
Convertible note	--	1,465
Repayment of convertible note	--	(2,743)
(Decrease) in capital leases	(14)	(20)

Net Cash Provided By Financing Activities	5,115	4,489

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

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $3,745,000 for the three months ended September 30, 2006, compared to $2,489,000 for the three months ended September 30, 2005, an increase of $1,256,000 or 50% and we reported a net loss before income taxes of $9,579,000 for the nine months ended September 30, 2006, compared to $5,952,000 for the nine months ended September 30, 2005, an increase of $3,627,000 or 61%.

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

Net cash used in operating activities was $7,260,000 for the nine months ended September 30, 2006, compared to $3,609,000 for the nine months ended September 30, 2005, an increase of $3,651,000 or 100%. The increase in net cash used in operating activities is primarily the result of our increased expenses with our expanded operations.

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

Net cash provided by financing activities was $5,115,000 for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $4,489,000 for the nine months ended September 30, 2005, a decrease in net cash provided by financing activities of $626,000 or 14%.

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

ROO GROUP, INC.

Dated: December 19, 2006	By:	/s/ Robert Petty
Robert Petty
Chief Executive Officer

Dated: December 19, 2006	By:	/s/ Lou Kerner
Lou Kerner
Chief Financial Officer