Form 10KSB
period 2006-12-31
ROO GROUP INC
filed 2007-04-02
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-25659

ROO GROUP, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-3447894 (I.R.S. Employer Identification No.)

228 East 45th Street, 8th Floor, New York, NY 10017
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (212) 661-4111

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $9,768,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 30, 2007, was $34,036,396.65

As of March 31, 2007, the issuer had 28,074,812 outstanding shares of Common Stock.

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

OTHER ACQUISITIONS: REALITY GROUP PTY LTD., UNDERCOVER MEDIA PTY LTD. BICKHAMS MEDIA, INC., FACTORY 212 PTY LTD., AND MYVIDEODAILY.

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

We paid $200,000 of the $1,263,500 Share Variance in cash and issued 425,400 shares (the "Variance Shares") of common stock as payment of the remaining $1,063,500 based on a stock price of $2.50 per share. We guaranteed (the "Variance Guarantee") the Reality Group shareholders that they will be able to sell their Exchange Shares (as defined in the Reality Purchase Agreement and as described in a Form 8-K filed by the Company on May 17, 2004) and Variance Shares for a price equal to or greater than $2.50 per share for a period of 14 days after the earliest date that the Reality Group shareholders can publicly sell their shares of our common stock (the "Variance Guarantee Period"). In the event the Reality Group shareholders are unable to sell any of the Exchange Shares or the Variance Shares for a price equal to or greater than $2.50 per share during the Variance Guarantee Period, then we must issue them such number of shares of common stock equal to: (x) the applicable number of Variance and/or Exchange Shares multiplied by $2.50, less (y) the applicable number of Variance and/or Exchange Shares multiplied by the average closing sale price of our common stock on the OTC Bulletin Board during the Variance Guarantee Period, divided by (z) the average closing sale price of our common stock on the OTC Bulletin Board during the Variance Guarantee Period. Notwithstanding the above agreements, if at any time during the Variance Guarantee Period an offer is presented to a Reality Group shareholder to purchase their Variance Shares for a price equal to or greater than $2.50 per share and such shareholder does not accept the offer, then our obligations pursuant to the Variance Guarantee shall be automatically terminated with respect to such shareholder. We agreed to prepare and file a registration statement providing for the resale of 359,280 of the Variance Shares by November 27, 2005. The variance guarantee in the amendment to the Reality Group Purchase Agreement has been satisfied.

ACQUISITION OF COOEE MELBOURNE PTY LTD.

On October 1, 2006, Reality Group and the shareholders of Cooee Melbourne Pty Ltd. (“Cooee”) entered into an agreement, pursuant to which Reality Group acquired the business and assets of Cooee. Cooee is a provider of integrated communication solutions, including direct marketing, internet advertising and sales promotion. As consideration for the business and assets of Cooee, Reality Group will make a cash payment monthly for a period of 21 months to the shareholders of Cooee, subject to adjustment as follows. For the first six months, a payment of approximately $20,000 will be paid to Cooee at the conclusion of the month. After every six months, the amount due and payable to Cooee will be reconciled against revenue earned and paid from Cooee’s clients. At the end of each six month period, a reconciliation statement will be prepared and provided by Reality Group to Cooee. In the event that revenue from the six month period exceeds $394,000 (based on the pro rata expectation of a $788,000 annualized revenue) or is less than $394,000, the variance percentage between the expected $394,000 revenue shall be either adjusted by way of deduction or an increase in respect of the fee paid in the following six month period in equal installments.

UNDERCOVER MEDIA PTY LTD.

On May 26, 2004, we entered into an asset purchase agreement to purchase the business and business assets of Undercover Media Pty Ltd. ("Undercover"), a Victorian, Australia corporation. The purchase price for Undercover's assets consisted of 20,000 shares of our common stock. We also agreed to issue additional shares of our common stock upon Undercover attaining performance milestones as follows: (a) upon the commercial launch of a broadband music portal suitable for operation as a stand alone site that is capable of worldwide syndication, the issuance of that number of shares of common stock that is equal to the quotient of (x) $75,000 divided by (y) the average closing sale price of the shares of common stock for the five trading days prior to such commercial launch; (b) upon the execution of an agreement for the supply and worldwide syndication of music videos with an aggregate of four mutually acceptable major music labels, the issuance of that number of shares of common stock that is equal to the quotient of (x) $75,000 divided by (y) the closing sale price prior to the execution of the last of the four of such agreements; (c) upon the generation of at least $30,000 per month in revenues for three consecutive months attributable to the company's music subdivision, the issuance of that number of shares of common stock that is equal to the quotient of (x) $75,000 divided by (y) the closing sale price prior to the determination that such revenues have been achieved; and (d) upon obtaining an aggregate of thirty video interviews with mutually acceptable recognized artists; the issuance of that number of shares of common stock that is equal to the quotient of (x) $75,000 divided by (y) the closing sale price prior to the last of the thirty interviews. On November 21, 2006, we issued 100,000 shares of common stock in full and final settlement of the milestones detailed in the Undercover Purchase Agreement. The shares were valued at $260,000, based on the closing trading value of the shares on the previous day.

Included in the purchase is the www.undercover.com.au web site, which at time of purchase served over 500,000 visitors per month with 55% from the United States, 18% from Europe, 7% from Asia and 20% from other countries throughout the world. The Undercover website, through its relationship with HMV, clearly displays the link between music content and the sale of music; the user reads the article or interview and can then click through to purchase the artist's CD from HMV's web site.

At the time of the acquisition, Undercover features included original music content ranging from raw interview footage to propriety editorial content combined with industry released footage. Undercover has served both the music industry and music community with daily music news, reviews and editorial bulletins. Undercover's clients included Telstra Corporation, AAP and Coca Cola, and its distribution partners include Google, VH1, Nova, Artist Direct and News Now. In addition, Undercover had a strategic online partnership with HMV for online music sales.

BICKHAMS MEDIA, INC.

On September 10, 2004, we entered into an agreement to purchase all of the outstanding shares of common stock of Bickhams Media, Inc. ("Bickhams") from Avenue Group, Inc. pursuant to a Stock Purchase Agreement dated September 10, 2004. The only business of Bickhams is its ownership interest in VideoDome.com Networks, Inc. ("VideoDome"), a California corporation. In consideration for the purchase, we agreed to: (1) pay Avenue Group $300,000 cash; (2) issue Avenue Group 80,000 shares of our common stock; and (3) guaranty all of the obligations of VideoDome under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. In addition, we agreed to issue Avenue Group 60,000 shares of our common stock in consideration for a termination letter which shall serve to terminate a Registration Rights Agreement dated as of November 28, 2003.

As of November 1, 2004, we entered into an agreement with Bickhams and Daniel and Vardit Aharonoff for Bickhams to purchase 50% of the outstanding common stock of VideoDome. Prior to November 1, 2004, Bickhams already owned the other 50% of the outstanding common stock of VideoDome. As a result of this transaction, Bickhams now owns 100% of the outstanding common stock of VideoDome. Under the agreement, we agreed to: (1) issue 100,000 shares of our common stock to Daniel Aharonoff on the closing date; (2) issue an additional 60,000 shares of our common stock to Daniel Aharonoff upon meeting jointly agreed milestones; and (3) pay up to $220,000 in cash to Daniel Aharonoff upon meeting jointly agreed milestones.

The jointly agreed milestones are as follows: (1) upon the commercial launch of VideoDome's embedded player and music player, we agreed to pay Mr. Aharonoff $100,000 cash and issue Mr. Aharonoff 20,000 shares of our common stock; (2) upon the commercial launch of a combined ROO Media and VideoDome Media Manager platform, we agreed to pay Mr. Aharonoff $100,000 cash and issue Mr. Aharonoff 40,000 shares of our common stock; and (3) after the combined platform has delivered a minimum of 50,000,000 video views for two consecutive months excluding mini player views, we agreed to pay Mr. Aharonoff $20,000 cash. On December 21, 2004 the first milestone was reached and we issued 20,000 shares of common stock and $100,000 in cash to Mr. Aharonoff. On May 9, 2005 the requirements of the second milestone was reached and we issued 40,000 shares of common stock and $100,000 in cash to Mr. Aharonoff. On April 11, 2006, the third and final milestone payment of $20,000 in cash was paid to Mr. Aharonoff

In connection with the agreement, Mr. Aharonoff agreed not to directly or indirectly agree or offer to sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of the shares of our common stock acquired by him under the agreement until the earlier of: (a) two years from the respective issuance(s) of such shares; or (b) the date that holders (the "Holders") of certain Callable Secured Convertible Notes (the "Notes") and Stock Purchase Warrants (the "Warrants"), issued by us on September 10, 2004, no longer hold the Notes and the Warrants and no longer beneficially own any shares of our common stock issuable upon conversion or exercise of the Notes or the Warrants, without the prior written consent of such Holders of the Notes and the Warrants. The Holders agreed to waive any adjustment that otherwise would have been required to the conversion and exercise prices of the Notes and the Warrants due to the issuance of shares of common stock to Mr. Aharonoff.

VideoDome was a Los Angeles based company that provides a range of Media Management solutions through its flagship 5th generation ASP application, VideoDome Media Manager(R). VideoDome customers had direct access to their individual accounts, media inventory, customized media delivery method and style, as well as the ability to add, edit, delete, schedule and track streaming media from any Internet enabled browser. Some of VideoDome's clients included Kenneth Cole, L'Oreal Cosmetics, Redken, and Stanley Tools. VideoDome provided its media management application to these customers which allowed them the ability to manage and publish video on their web sites. The VideoDome Publishing Platform was a database driven, web-based application that allowed clients to upload, organize and publish streaming media through unified interface.

The most current version of VideoDome Media Manager \was Media Manager 4.0, which offered VideoDome customers direct access to their individual accounts, media inventory, customized media delivery method and style, as well as the ability to add, edit, delete, schedule & track streaming media from any Internet enabled browser.

The features of Media Manager 4.0 included:

•	VideoDome Tracker(R) - Generate colorful user reports/statistics and find out what your viewing audience is experiencing.

•	VideoDome Scheduler(R) - Schedule when you would like certain media to be available on your web site.

•	VideoDome AutoSense(R) - AutoSense technology automatically takes the guess work out of the equation by detecting installed media player & available bandwidth across all media formats.

•	VideoDome Skin Wizard(R) - Create a compelling branded media player or video portal within minutes using our skin wizard system.

•	VideoDome Syndication Manager(R) - Powerful syndication module allows you to replicate then syndicate streaming content to your partners in a completely controlled environment.

Since the acquisition of Videodome, we have made significant enhancements to the original Videodome software which has included the integration of ROO’s technology and the combined platform is now the primary video platform for ROO.

FACTORY 212 PTY LTD.

On October 28, 2005, we entered into an agreement with ROO Broadcasting Limited ("ROO Broadcasting"), a wholly owned subsidiary of the Company, and the shareholders of Factory 212 Pty Ltd. ("Factory212"), pursuant to which ROO Broadcasting acquired 51% of the outstanding ordinary shares of Factory212. Factory212 is an Australian based interactive marketing agency.
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

If we do not issue the maximum number of Additional Shares, ROO Broadcasting’s 51% ownership of Factory212 will be reduced on a pro rata basis by the difference between the maximum number of Additional Shares and the actual number of Additional Shares issued. If we do not issue any Additional Shares, ROO Broadcasting will relinquish all of its 51% ownership of Factory212. However, if the Factory212 Earnings are greater than 15% of the Factory212 Revenue and the number of Additional Shares to be issued are less than 4.9% of the then current outstanding shares of our common, we must proceed with issuing the maximum number of Additional Shares in accordance with the above formula.

The acquisition of Factory212 was conditioned upon the parties entering into the Amendment described above under "Amendment to Reality Group Purchase Agreement." If we fail to meet our material obligations under the terms of the Amendment, then the Company and ROO Broadcasting agreed that the Factory212 shareholders may in their sole discretion require ROO Broadcasting to relinquish all of its ownership of Factory212. In such event, we agreed that the Factory212 shareholders shall be entitled to retain ownership of their Initial Shares.

ACQUISITION OF SPUTNIK AGENCY PTY LTD.

On October 1, 2006, Factory 212 Pty Ltd. (“Factory212”), our 51% owned subsidiary, and the shareholders of Sputnik Agency Pty Ltd. (“Sputnik”) entered into an agreement, pursuant to which Factory212 acquired the business and assets of Sputnik. Sputnik is an Australian based interactive marketing agency. As consideration for the business and assets of Sputnik, Factory212 issued shares representing 24.5% of the issued shares in Factory212 to the shareholders of Sputnik. These shares shall be issued through the reduction in the shareholding of all shareholders other than ROO Broadcasting, our wholly owned subsidiary. Also, a cash amount of $250,000 is payable by ROO Broadcasting to the shareholders of Sputnik. In addition to this amount, 50% of any further payment of Additional Shares, as described in the agreement between Factory212 and ROO Broadcasting, will be made to the shareholders of Sputnik less the cash amount of $250,000. Factory212 acknowledges and agree to such payment and that accordingly, they will receive 50% less than originally provided in Additional Shares. The cash payment of $250,000 was made in December 2006.

MYVIDEODAILY

On January 22, 2007, we entered into an Asset Purchase Agreement with RJM Price & Company, Inc. (“RJM”) and Robertson Price. Pursuant to the Agreement, we acquired all of the properties, rights and assets constituting the business of RJM, which operates under the name MyVideoDaily (“MVD”). The Agreement provides for a consideration of up to an aggregate of $1,350,000 payable as follows: (i) $250,000 paid upon the execution of the Agreement, (ii) $1,000,000 in shares of our common stock will be paid to Mr. Price in equal quarterly installments upon the achievement of certain milestones at a price per share which will be equal to equal to the average closing price of our common stock over the final 20 trading days of the quarterly period in which the milestone is achieved; (iii) $100,000 payable upon the second anniversary of the closing of the acquisition. The milestones include: (i) the full integration of MVD’s keyword generation and search marketing engine into our operations; (ii) Robertson Price utilizing his best efforts to increase organic traffic to our properties by 50%; (iii) Robertson Price use of MVD in our best interests, which determination shall be made by us; (iv) Robertson Price leading and delivering product development initiative to provide the most profitable customer /consumer traffic driven feature for our 2007 product offering, including community and user generated content modules; (v) Robertson Price assisting in traffic driving recommendations initiatives for key clients leading to increased revenues over and above original customer projections; (vi) continued employment of Robertson Price for a full year; provided that if his employment is terminated by (a) Robertson Price due to a breach by us of the APA or the employment agreement, which breach is not cured within the permitted cure-period, or (b) us for any reason other than for “Cause” (as defined in the Employment Agreement), then Robertson Price will, as of the date of termination, automatically be deemed to have been employed for a full year.

Pursuant to the terms of the Agreement, the Company has entered into an Employment Agreement with Robertson Price, a principal of RJM pursuant to which Mr. Price will be retained by ROO Media Corporation as Senior Vice President of Product & Network Management.

STRATEGIC RELATIONSHIPS

NEWS CORPORATION

On January 25, 2007, we entered into an agreement with News Corporation (“News Corp”). The Agreement provides for the issuance of 2,000,000 shares of our common stock upon execution of the Agreement, which shall be held in escrow and released to News Corp. on January 1, 2008, upon the achievement of certain milestones. The Agreement provides that if the milestones are not met, we shall issue to News Corp warrants to purchase 2,000,000 shares of our common stock which shall be exercisable for a term of two years at a price of $3.00 per share or such lesser price per share that is the closing price per share of our common stock on any date that is within ten days prior to the date of the Agreement. The Agreement provides for the release of the shares to News Corp upon a change of control as defined in the Agreement, if certain conditions exist.

We also agreed to issue an additional 2,000,000 shares of its common stock to News Corp upon the achievement of certain milestones. Further, we agreed that if the milestones are not timely achieved, we shall issue to News Corp warrants to purchase 2,000,000 shares of our common stock which shall be exercisable for a term of two years at a price of $3.00 per share or such lesser price per share that is the closing per share of our common stock on any date that is within ten days prior to the date of the Agreement.

We have granted News Corp piggy back registration rights in connection with shares issuable to News Corp pursuant to the Agreement.

OVERVIEW OF OUR BUSINESS

We, through our operating subsidiaries, are a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. This includes providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery. We also operate a global network of individual destination portals under the brand ROO TV that enables end users in different regions around the world to view video content over the Internet that is topical, informative, up to date, and specific to the region in which they live. In conjunction with our subsidiaries, we currently provide the video solution for over 150 web sites in the United States, United Kingdom, and Australia. Comscore, an independent research company that tracks the video streams sent to users per month placed us as the 9th largest broadcaster of video in the world in it’s most recent Deccember 2006 report.

HISTORY OF THE DEVELOPMENT OF OUR BUSINESS

Our consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 51% owned subsidiary Reality Group. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover, its 100%-owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Factory212 and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome. ROO Media Europe Pty Ltd. was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Pty Ltd. for $90,000. We provide topical video content, including news, business, entertainment, fashion, video games, movies, music, sport and travel video, and associated services for broadcasting video over the Internet to a global base of clients. ROO Media's delivery platform supports worldwide syndication and television-style advertising. During 2001 and 2002, ROO Media focused on developing and refining its products and solutions, and commenced the commercial selling of its solutions in late 2003. ROO Media developed a technology platform specifically designed to provide a cost effective, robust, and scaleable solution to manage and syndicate video content over the Internet.

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

Our business plan is to develop a worldwide network of websites that utilize our technology and content to broadcast video from individual websites. The network of websites includes third party websites that license our technology and content as well as our own network of websites, which are branded as ROO TV. The network is designed to be similar to traditional satellite or cable networks that distribute content throughout the world, with the difference being it is broadcasted over the Internet rather than via television. Our technology platform allows access to over 20,000 videos that can be viewed on a daily basis by computer users. The video content available for viewing includes topical content such as news, business, entertainment, fashion, music, movies and travel. We update the video content and distribute the content to websites receiving our services on a daily basis. We generate revenue from fees paid by the websites for our content and technology services and, like traditional media companies, from TV style ads which play before the topical videos across our network of websites. We also generate revenue through the sale of online and traditional advertising.

OPERATIONS STRATEGY

Our operations strategy for the next twelve months is broken into the following core areas:
•	Expanding content database and developing new products based on our existing pool of video content for emerging technologies such as wireless and IPTV;
•	Increase market deployment of the ROO VX Platform among large enterprise clients in the United States, Europe, Asia and Australia;
•
Expanding the network of websites in which we provide content and technology by expanding the ROO branded network of websites to more countries, and activating new customers to our content solutions using our direct sales force and resellers of our products and services in markets in the United States, Australia, United Kingdom, Continental Europe and Asia;

•	Increase revenue through the sale and rental of movies, TV shows and music online;
•	Acquiring commercially viable companies or businesses that have the potential for accelerating or enhancing our business model;
•	Investing in research and development of products, platform and technology to offer a wider range of video content and improved user experience for users viewing videos from our platform; and
•	Developing awareness and relationships with advertising agencies and advertisers of the benefits of advertising on our network of websites for traditional and creative online solutions.

The implementation of our operational strategies will depend on our capital and we cannot be sure that such operational strategies will be achieved. See "Item 6. Management's Discussion and Analysis or Plan of Operation" beginning on page 14 of this report.

SALES AND MARKETING

Our products and services are sold by our direct sales force and appointed resellers. Our syndication and video solutions products are sold by our direct sales force based in the United States, Asia Pacific Australia and Europe, our online and traditional advertising is sold by our direct sales force and through appointed interactive online advertising agencies.

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

TECHNOLOGY

Our proprietary technology platform and infrastructure is largely based in the United States and is designed to be accessed and maintained from satellite offices anywhere in the world via a Virtual Private Network (VPN) over the Internet. The technology platform has been specifically designed to provide a robust, scaleable solution to manage and syndicate video content over the Internet. The platform architecture allows for the flexible use of third party software, hardware and internally developed applications. Components forming the platform are housed with various third party service providers located within the United States, Europe and Australia.

The key features of our technology platform include:

•	Full screen video viewing;
•	Viewing of all content via either a narrowband (Dial up) or broadband connection;
•	Platform supporting Microsoft Windows Media, Flash and Real Networks formats;
•	Global delivery and hosting allowing for video viewing throughout the world by anyone connected to the Internet;
•	Ability to program video commercials to be played before selected videos on selected web sites;
•	Secure storage and protection of media files;
•	Full reporting on videos viewed by type, date, country, web site, etc.;
•	The ability to present the videos in players and templates which match the branding of the multiple web sites on which the content is syndicated; and
•	Central technology platform allowing videos to be automatically updated across the multiple web sites in which they are displayed.

INTELLECTUAL PROPERTY

We have obtained a service mark of the name "ROO" (Reg. No. 3095622) from the U.S. Patent and Trademark Office. We have applied for a trademark of the name "ROO" in both the European Union (European Community Application No. 004758488) and in Australia (Australian Trademark Application Serial No. 1110843). Both applications are pending.

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

OUR PRODUCTS

Our products and services, including those of our subsidiaries, are broken into the following core areas:

ROO VIDEO SOLUTIONS. We utilize our expertise in video broadcasting over the Internet to build customized video solutions for specific customers or industry segments. Our platform has been designed to be flexible in accommodating various opportunities for activating video for broadcast over the Internet and accommodating emerging technologies such as wireless devices (i.e., mobile phones and PDAs) and IPTV. The same platform, or components thereof, used by us to run our network of websites can be adapted to suit the individual needs of clients with specific objectives in mind. As our profile within the market segment increases, organizations have increasingly approached us to aid them in addressing a variety of individual Internet broadcasting requirements. An example is The Street, an online provider of financial markets information at www.thestreet.com. We generally get paid a per stream fee when we provide the video enabling technology.

ROO SYNDICATION OF LICENSED VIDEO CONTENT. We provide a turnkey solution for customers located throughout the world to activate licensed topical video content on their web sites. ROO Media supplies our wholesale clients with a cost-effective turnkey solution whereby the client receives the licensed video content it selects, such as news, business, music, fashion, entertainment, travel, etc., the technology to integrate the video into its website, daily management and updating of the content, and regular reporting on which content is being viewed. We generally receive a fee based on the number of times the syndicated video has been streamed month from the client. An example of a website that streams ROO syndicated content is www.thesun.co.uk, a newspaper in the United Kingdom owned by News Corp..

ROO'S ONLINE ADVERTISING NETWORK. Through our clients, we have developed a network of web sites across which we can sell advertising inventory. Specifically, we have developed and implemented an advertising platform specifically designed to provide advertisers with a targeted demographic The advertising solutions we provide include traditional banner ads and television-style 15 second and 30 second commercials, which can be programmed to play before and after topical video clips that are most likely to be viewed by the advertisers' chosen demographic. The platform has also been designed to allow for two to three minute advertorials to be included on a wholesale client's website, or as a standalone clip within certain content categories of our content bank. Advertising inventory across our network of web sites is sold by our direct sales force and through appointed interactive online advertising agents. Revenue is generated for us every time an advertising clip is streamed. Our clients can receive a percentage of the advertising revenue generated on their websites by our online advertising.

Our platform provides the ability to:

•	Program an advertisement to run only on selected web sites in selected countries;
•	Program a commercial to run a specific amount of times or between a selected range of dates;
•	Program a commercial to run within a selected content category; and
•	Provide reports on how many times the advertisement was viewed.

Recent advertisers over our network of websites utilizing our in-stream advertising have included General Motors, Ford, Nikon, Discovery Channel, Showtime and Sony.

Through our partially owned subsidiaries Reality Group and Factory212 based in Australia, we also offer a range of specialized online and offline marketing solutions.

INDUSTRY

We focus on providing technology and content solutions to the emerging and growing segment of broadcasting video over the Internet and emerging broadcasting platforms such as wireless and IPTV. Through technology advancements and the expansion of broadband services worldwide, the Internet now enables the viewing of video from a computer connected to the Internet. This creates a fundamental change in the way people can view media and transforms the Internet into a broadcasting platform similar to television and radio platforms. Internet access and audio and video steaming over the Internet have grown substantially over the past twelve months as residential broadband access expands.

COMPETITION

The provisioning and streaming of digital media content over the Internet is rapidly becoming a competitive industry. The key barriers to new firms to enter and compete against existing companies within the digital media segment are (1) the timeframe and costs to develop a commercially robust, feature rich media delivery platform, and (2) the time involved to build a digital media data base of licensed videos. While there are only a few industry participants similar to us that provide a full suite of associated products and services, there are a number of traditional content syndicators who have entered the industry by providing their own content for streaming over their own portals. For example, Disney, Time Warner and CNN all provide access to their own content in digital format over their own destination Internet portals. There are also a number of smaller operations that provide wholesale syndication services such as The FeedRoom (www.feedroom.com), as well as Maven Networks (www.maven.net) and Brightcove (www.brightcove.com), which provide a range of online broadcasting solutions. Other competitors on select products of ROO Media include: Real Networks, Inc., a global provider of network-delivered digital media service and the technology that enables digital media creation, distribution and consumption; and Loudeye Corporation, a service provider facilitating the use of digital media for live and on-demand applications for enterprise communication, marketing and entertainment. We believe that as the market segment continues to grow, new competitors will enter the market and compete directly with us. We compete with these firms and emerging competitors by offering competitive pricing, unique products, flexible business models for our customers to generate revenue, and continually developing and adding new functionality to our media management platform. We also compete by continuing to expand our media database and the amount of content categories and videos available.

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

EMPLOYEES

As of January 31, 2007, we had 140 full time employees based in Australia, Europe and the United States. We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

We have three offices in the United States which are in New York, New York and Los Angeles, California, two offices in South Melbourne, Australia and an office in London, United Kingdom.

Our principal office and operations are located at 228 East 45th Street 8th Floor New York, NY 10017. These premises consist of 9,000 square feet of office space. The related sublease agreement expires November 29, 2008. Rent on the premises is currently $17,896 per month until December 31, 2007, and is scheduled to increase on January 1, 2008 through November 29, 2008, to $19,207 per month.

Our second New York office is located at 222 East 44th Street, 8th Floor, New York, NY 10017. This office consists of 4,030 square feet of office space. The related sublease agreement expires on March 30, 2008. Rent on the premises is $11,754 per month through the end of the term.

Our Los Angeles office is located at 10 Universal City Plaza, Universal City, CA 91608. These premises consist of 6,694 square feet of office space. The lease is on a month-to-month basis. Rent on the premises is $19,413.

We have an Australian office located at 210 Albert Road, South Melbourne 3205, Victoria, Australia. These premises consist of 18,654 square feet of office space. The lease period commences July 15, 2006 and expires on July 14, 2011. Rent on these premises is (Australian dollars) 31,050 per month until July 14, 2007, and is scheduled as follows: from July 15, 2007 to July 14, 2008, (Australian dollars) 32,292, from July 15, 2008 to July 14, 2009, (Australian dollars) 33,583, from July 15, 2009 to July 14, 2010, (Australian dollars) 34,927, from July 15, 2010 to July 14, 2011, (Australian dollars) 36,324.

We have another Australian office located at 116 - 122 Chapel Street, Windsor 3181, Victoria, Australia. These premises consist of 8,611 square feet of office space. The lease period commenced for us on October 1, 2006 to coincide with the purchase of Sputnik and schedules to expire on June 30, 2013. Rent on these premises is (Australian dollars) 7,667 per month.

Our London office is a serviced office at 131-151 Great Tichfield Street London W1W5BB. Rent for the office is (pound) £6,250 per month. This lease is on a month-to-month basis.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “RGRP.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Quarter Ended (1)	High	Low	High (2)	Low (2)	High (2)	Low (2)
March 31	$3.65	$2.35	$4.00	$2.50	$12.50	$3.50
June 30	$3.76	$1.95	$3.00	$2.00	$17.50	$3.50
September 30	$3.43	$1.35	$2.50	$0.50	$12.00	$3.00
December 31	$3.42	$1.35	$4.20	$0.60	$4.00	$2.50

(1)	On January 23, 2004, we changed our fiscal year end from July 31 to December 31.
(2)	Prices adjusted to reflect a one-for-50 reverse stock split effective October 3, 2005.

As of March 30, 2007, our shares of common stock were held by approximately 290 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

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

RECENT SALES OF UNREGISTERED SECURITIES

  We sold the following equity securities during the fiscal year ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On August 18, 2006, we sold 4,420,000 shares of common stock and 2,210,000 warrants to purchase shares of common stock to accredited investors. The shares of common stock were sold at a price of $1.25 per share, resulting in $5,525,000 of gross proceeds. Each investor was issued warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased. The warrants have an exercise price of $2.00 per share and a term of five years. We also issued an aggregate of 801,369 warrants to the placement agents in connection with the sale of the Company’s common stock. The warrants issued to the placement agents have an exercise price of $1.25 per share and a term of five years. These securities were sold pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

On November 16, 2006, we sold 8,378,377 shares of common stock and 2,513,513 warrants to purchase shares of common stock to accredited investors. The shares of common stock were sold at a price of $1.85 per share, resulting in $15,500,000 of gross proceeds. Each investor was issued warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock purchased. The warrants have an exercise price of $3.00 per share and a term of five years. We also issued an aggregate of 326,757 warrants to the placement agents in connection with the sale of the Company’s common stock. The warrants issued to the placement agents have an exercise price of $3.00 per share and a term of five years. These securities were sold pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

On November 21, 2006, we issued 100,000 shares of common stock to Cashmere Family Trust in settlement of the milestones achieved pursuant to the asset purchase agreement with Undercover Media Pty. Ltd.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the twelve months ended December 31, 2006 and 2005. The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 51% owned subsidiary Reality Group. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover, its wholly owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Factory212 Pty. Ltd. and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc. ROO Media Europe Pty Ltd. was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Pty Ltd. for $90,000. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

NET REVENUE

Total revenue increased by $3,149,000 from $6,619,000 for the year ended December 31, 2005 to $9,768,000 for the year ended December 31, 2006, an increase of 48%. The increase is principally from the increasing sales revenue from operations and the inclusion of revenue of acquisitions not included for the full prior year financial results.

EXPENSES

OPERATIONS. Operating expenses increased by $4,065,000 from $4,465,000 for the year ended December 31, 2005 to $8,530,000 for the year December 31, 2006, an increase of 91%. The increases were due to the increasing costs associated with increased revenue generation. These costs include content costs, salaries, web hosting and content delivery.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $1,539,000 from $601,000 for the year ended December 31, 2005 to $2,140,000 for the year ended December 31, 2006, an increase of 256%. The increases were due primarily to the increase in development activities associated with enhancements to our technology platform.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased by $3,101,000 from $2,217,000 for the year ended December 31, 2005 to $5,318,000 for the year ended December 31, 2006, an increase of 140%. These increases were primarily due to an increase in sales and marketing personnel.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $3,344,000 from $5,351,000 for the year ended December 31, 2005 to $8,695,000 for the year December 31, 2006, an increase of 62%. The increase of $3,344,000 was due to the increase in non-cash costs of $686,000, which consists of stock based compensation expense on stock options of $2,404,000 less a decrease in the valuation on stock and warrants for services of $832,000 and a decrease in the valuation of preferred stock of $886,000, plus $2,658,000 that is primarily due to an increase in salaries for administrative support related to our increased operations.

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

INTEREST INCOME. Interest income increased by $159,000 from $7 for the year ended December 31, 2005 to $166,000 for the year ended December 31, 2006. This increase was primarily due to an increase in our cash and cash equivalents.

INTEREST EXPENSE, RELATED PARTY. Interest expense, related party, includes interest charges on our indebtedness to Robert Petty, our Chairman and Chief Executive Officer. The expense decreased from $143,000 for the year ended December 31, 2005 to $0 for the year ended December 31, 2006. The outstanding balance from loans from Mr. Petty as of December 31, 2005 was $0.

INTEREST EXPENSE, OTHER. Interest expense, other, decreased by $110,000 from $188,000 for the year ended December 31, 2005 to $78,000 for the year ended December 31, 2006. Interest expense, other, primarily included the interest payable to callable secured convertible note holders in 2005. On August 23, 2005 we repaid all outstanding amounts due pursuant to the callable secured convertible notes.

NET LOSS. As a result of the factors described above, we reported a net loss of $14,625,000 for the year ended December 31, 2006, compared to $8,957,000 for the year ended December 31, 2005, an increase of $5,668,000 or 63%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had working capital of approximately $11,793,000 with a cash balance of $11,937,000. Management believes that there will be an increase in overall expenses to expand the Company’s operations on a global basis during 2007. Although revenues are expected to increase, it is unclear whether additional cash resources will be required during the next twelve months. We may undertake additional debt or equity financings if needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Net cash used in operating activities was 12,426,000 for the year ended December 31, 2006, compared to $4,917,000 for the year ended December 31, 2005, an increase of $7,509,000 or 153%. The increase in net cash used in operating activities is primarily the result of our net loss.

Net cash used in investing activities was $822,000 for the year ended December 31, 2006, compared to net cash used in investing activities for the year ended December 31, 2005 of $714,000, an increase of $108,000 or 15%. The net cash used in investing activities increased primarily due to the investment in ROO Media Europe of approximately $90,000, the investment in Factory 212 of 197,000, and a $119,000 increase in equipment purchased, offset by the decrease in investment in Bickhams/VideoDome of $80,000 and Reality of $200,000. On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90,000. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

Net cash provided by financing activities was $19,903,000 for the year ended December 31, 2006 compared to net cash provided by financing activities of $10,597,000 for the year ended December 30, 2005, an increase in net cash provided by financing activities of $9,306,000 or 88%.

Below is a description of significant financings we completed during the fiscal year ended December 31, 2006.

AUGUST 2006 FINANCING

On August 18, 2006, we entered into a Common Stock Purchase Agreement pursuant to which we sold an aggregate of 4,420,000 of shares of common stock and 2,210,000 warrants to purchase shares of common stock to 28 accredited investors (the “August 2006 Financing”). The shares of common stock were sold at a price of $1.25 per share or an aggregate of $5,525,000. Each investor was issued warrants to purchase a number of shares of common stock equal to 50% of the number of shares of common stock purchased. The warrants have an exercise price of $2.00 per share and a term of five years.

The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time or if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. The Company failed to fulfill its obligations to timely file the Registration Statement and owes approximately $166,000 in liquidated damages to the investors. The Registration Statement was declared effective on December 27, 2006.

Savvian LLC (“Savvian”), Burnham Hill Partners, a division of Pali Capital, Inc. ("Burnham Hill") and Brimberg & Co. financial advisors ("Brimberg"), registered broker-dealers, acted as placement agents for the sale of the Company’s common stock. In connection with the closing, the Company paid the placement agents a cash fee equal to 6% of the gross proceeds. In addition, the Company issued to the placement agents 801,369 warrants to purchase shares of our common stock with an exercise price of $1.25 per share exercisable for a period of five years. In connection with the August 2006 Financing, we received net proceeds of $4,985,000 after payment of placement agent fees of $461,000, legal fees of $74,000 and escrow agent fees of $5,000. None of the investors are affiliates of the Company.

  NOVEMBER 2006 FINANCING

On November 14, 2006, we entered into a Securities Purchase Agreement pursuant to which we sold an aggregate of 8,378,377 shares of common stock and warrants to purchase 2,513,513 shares of common stock to 20 accredited investors (the “November 2006 Financing”). The offering closed on November 16, 2006. The shares of common stock were sold at a price of $1.85 per share or an aggregate of $15,500,000. Each investor was issued warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock purchased . The warrants have an exercise price of $3.00 per share and a term of five years.

The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed, up to a maximum of 10%. Also, if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is declared effective, up to a maximum of 10%. The Company failed to fulfill its obligations to timely file the Registration Statement and owe approximately $16,000 in liquidated damages to the investors. The Registration Statement was declared effective on December 27, 2006

Merriman Curhan Ford & Co. and Brimberg & Co., financial advisors and registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing we paid the placement agents a cash fee of an aggregate $930,000. In addition, the Company issued to the placement agents 326,757 warrants to purchase shares of our common stock with an exercise price of $3.00 per share exercisable for a period of five years.

In connection with the November 2006 Financing, we received net proceeds of $14,493,000 after payment of placement agent fees of $930,000, legal fees and expenses of $72,000, and escrow agent fees of $5,000.

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

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the years ended December 31, 2006 and 2005.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of December 31, 2006, one customer accounted for approximately 11% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since ROO Group's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. We expect this trend to continue. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenues, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 00-19-2 ("FSP ETF 00-19-2") that addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". The guidance in EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This pronouncement further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Under FSP 00-19-2, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007. We have not completed our evaluation of the possible impact on our financial position, if any, related to implementation of SAB 108.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The implementation of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not completed our evaluation of adopting FIN 48.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of SFAS 156 is not expected to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

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

On January 30, 2004, subsequent to approval of our Board of Directors, we engaged Moore Stephens, P.C. to serve as our independent auditors. During the two fiscal years prior to 2004, and during any subsequent period through January 30, 2004, we did not consult with Moore Stephens on any accounting or auditing issues.

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

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Robert Petty	42	Chief Executive Officer, President and Chairman of the Board of Directors
Lou Kerner	45	Chief Financial Officer
Robin Smyth	53	Executive Director and Director
Douglas M. Chertok	38	Director

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

LOU KERNER. Mr. Kerner was appointed as Chief Financial Officer on December 4, 2006. Mr. Kerner served as President and Chief Operating Officer of Bolt Media from May 2003 through August 2006, where he was responsible for day-to-day management of the corporation including strategy, finance, sales, marketing and business development. Prior to Bolt Mr. Kerner was as an equity analyst at Mark Asset Management from April 2002 through August 2002 where he followed media companies. From February 2000 through February 2002, Mr. Kerner was Chief Executive Officer of The .tv Corporation, where he built a successful, global organization to commercialize the top level domain .tv. The .tv Corporation was acquired by Verisign. Mr. Kerner holds a Bachelor of Arts degree from U.C.L.A and an MBA from Stanford University.

ROBIN SMYTH. Mr. Smyth currently serves as Executive Director of the Company. Mr. Smyth served as our Chief Financial Officer from December 2003 through December 2006. Mr. Smyth was appointed as a Director on December 3, 2003, the effective date of the merger with ROO Media Corporation. Mr. Smyth became involved with ROO Media Corporation in 2002 and was appointed a Director in 2003. Since 1998 Mr. Smyth was a partner at Infinity International, a consulting and IT recruitment operation. During the period from 1990 to 1998 Mr. Smyth worked for three years as EVP of Computer Consultants International in the U.S. and for five years in London as CEO of Computer Consultants International's European operations. Mr. Smyth was Secretary and a Director of the All-States group of companies involved in merchant banking operations, where he was responsible for corporate banking activities. Mr. Smyth is also on the Board of Directors of Reality Group Pty Ltd, Undercover Media Pty Ltd ROO Media (Australia) Pty Ltd, ROO Media Europe Ltd, Bickhams Media Inc, ROO Broadcasting Ltd, Factory 212 Pty Ltd, ROO TV Pty Ltd, VideoDome.com Networks Inc, and Corporate Advice Pty Ltd.

DOUGLAS M. CHERTOK. Mr. Chertok was appointed as a Director on July 13, 2003. From March 2000 through February 2006, Mr. Chertok served in various capacities with Hudson Management Associates LLC, a venture capital firm based in New York City. Since March 2006, Mr. Chertok has served as a General Partner of Archer Martin Ventures, a venture capital and advisory firm with offices in New York City and San Francisco.  Mr. Chertok also serves as a director of Daylife, Inc. and NMD Interactive, Inc.  Mr. Chertok holds a Bachelor of Science degree from Cornell University and Juris Doctorate (J.D) from New York University.

BOARD COMPOSITION

At each annual meeting of our stockholders, all of our directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the board of directors.

Each officer is elected by, and serves at the discretion of the board of directors. Each of our officers and employee directors devotes his full time to our affairs.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert as that term is defined in Item 401 of Regulation S-B. We have not been able to identify a suitable nominee to serve as an audit committee financial expert.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer. The Code of Ethics has been filed with our amended annual report for the fiscal year ended December 31, 2003 on Form 10-KSB/A as Exhibit 14.1, filed with the Securities and Exchange Commission on March 2, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Lou Kerner, ROO Group, Inc., 228 East 45th Street, 8th Floor, New York, NY 10017.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except Mssrs. Chertok and Kerner did not timely file Form 3s.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officers, for services as executive officers for the last three fiscal years.

Executive Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Petty (1)	2006	$310,766							$310,766
Chief Executive Officer	2005	$253,846		$600,000(4)					$853,846
President and Chairman of the Board	2004	$192,051							$192,051
Robin Smyth (2)	2006	$207,164							$207,164
Chief Financial Officer	2005	$152,307		$150,000(5)				$5,000	$307,307
Secretary, Treasurer, Principal Accounting Officer	2004	$101,619							$101,619
Lou Kerner (3)	2006	$16,025	$25,000						$41,025
Chief Financial Officer, Principal Accounting Officer

(1)	Mr. Petty became our Chief Executive Officer, President and Chairman on December 3, 2003.
(2)	Mr. Smyth became our Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer and a Director on December 3, 2003.
(3)	Mr. Kerner became our Chief Financial Officer and Principal Accounting Officer on November 17, 2006.
(4)
On March 17, 2005, we issued 6,000,000 shares of Series A Preferred Stock to Robert Petty as a performance bonus. These shares have been valued at the equivalent of common shares valued as at the issue date.

(5)
On March 17, 2005, we issued 1,500,000 shares of Series A Preferred Stock to Robin Smyth as a performance bonus. These shares have been valued at the equivalent of common shares valued as at the issue date

Options Grant Table

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2006. We did not have during such fiscal year, and currently do not have, any plans providing for the grant of stock appreciation rights ("SARs").

Option/SAR Grants in Last Fiscal Year
Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Robert Petty	600,000	14%	$2.20	Nov. 2010
Robin Smyth	450,000	11%	$2.20	Nov. 2010
Lou Kerner	500,000	12%	$2.20	Nov. 2010
Doug Chertok	100,000	2%	$2.10	June 2008
Doug Chertok	350,000	8%	$2.20	Nov. 2010

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

No options were exercised by the named executive officers during the most recent fiscal year.

COMPENSATION OF DIRECTORS

With the exceptions of Robert Petty and Robin Smyth pursuant to their employment agreements described below, Doug Chertok receives a quarterly cash compensation of $20,000 for service as a Director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

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

On December 4, 2006, we entered into an employment agreement with Mr. Kerner. The agreement may be terminated by either party upon two weeks written notice. Mr. Kerner’s base salary under the agreement is $3,846.15 per week. Mr. Kerner’s base salary will be reviewed at least annually and the Company may determine at such time to vary the base salary. Pursuant to the terms of the agreement, Mr. Kerner shall receive a $25,000 bonus per calendar quarter, with the first quarter’s bonus paid upon execution of the agreement. In addition, Mr. Kerner was granted an incentive stock option to purchase 500,000 shares of our common stock, which is exercisable at $2.20 per share, and expires on November 16, 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2007. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Furthermore, unless otherwise indicated, the address of the beneficial is c/o ROO Group, Inc., 228 East 45th Street, 8th Floor, New York, NY 10017.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)	Series A Preferred Stock Beneficially Owned (2)	Percentage of Series A Preferred Stock	Percentage of Total Vote (1) (2)
Robert Petty	2,416,507 (3)	8.6%	6,000,000	60%	48.5%

Robin Smyth	522,740 (4)	1.9%	1,500,000	15%	12.1%

Douglas Chertok	139,315 (5)	<1%			< 1%

Stephen Quinn	509,247 (6)	1.8%	500,000	5%	4.3%

Lou Kerner	131,507	< 1%	0	0	< 1%

Cobble Creek Consulting, Inc.
445 Central Ave.
Cedarhurst, NY 11516	40,000 (7)	< 1%	1,000,000	10%	7.8%

Rubin Irrevocable Family Trust
25 Highland Blvd.
Dix Hills, NY 11746	60,000 (8)	< 1%	1,000,000	10%	7.8%

Paul Tudor Jones, II
c/o Tudor Investment Corp.
1275 King street
Greenwich, CT 06831	4,216,216(9)	15.0%	0	0	3.3%

Ashford Capital Partners, L.P
One Walkers Mill Rd.
Wilmington, DE 19807	3,524,451(10)	12.5%	0	0	2.8%

033 Asset Management	1,922,455(11)
125 High Street, Suite 1405
Boston, MA 02110

Gotham Holdings, L.P
RLA Management Co., LLC
Russell L. Anmuth
650 Fifth Avenue, 6th Floor
New York, NY 10019	1,200,000(12)	4.3%	0	0	<1%

Lewis Asset Management, Corp.
45 Rockefeller Plaza, Suite 2570
New York, NY 10111	1,377,233(13)	4.9%	0	0	<1%

All Directors and Executive Officers as a Group (3 persons)	3,210,068	11.4%	7,500,000	75%	60.8%

(1)
Applicable percentage ownership is based on 28,107,953 shares of common stock outstanding as of March 28, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of March 28, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to ten votes for each share of Series A Preferred Stock owned. Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class. As of March 28, 2007 there were 10,000,000 outstanding shares of Series A Preferred Stock.

(3)
Represents: (a) 1,360,000 shares of common stock; (b) 120,000 shares of common stock issuable upon the exercise of vested stock options with an exercise price of $2.00 per share and an expiration date of August 23, 2007; (c) 400,000 shares of common stock issuable upon the exercise of vested stock options with an exercise price of $2.00 per share and an expiration date of August 23, 2007; (d) 600,000 share of common stock issuable upon the exercise of stock options of which 157,808 will be vested within the next 60 days with an exercise price of $2.20 per share and an expiration date of November 16, 2010; and (e) 1,250,000 share of common stock issuable upon the exercise of stock options of which 138,699 will be vested within the next 60 days with an exercise price of $4.50 per share and an expiration date of March 7, 2011; and (f) 240,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.

(4)
Represents: (a) 32,000 shares of common stock owned directly by Mr. Smyth; (b) 8,000 shares of common stock owned indirectly through the Smyth Family Superannuation Fund; (c) 60,000 shares of common stock issuable upon the exercise of vested stock options with an exercise price of $2.00 per share and an expiration date of August 23, 2007; (d) 200,000 shares of common stock issuable upon the exercise of vested stock options with an exercise price of $2.00 per share and an expiration date of August 23, 2007; (e) 450,000 share of common stock issuable upon the exercise of stock options of which 118,356 will be vested within the next 60 days with an exercise price of $2.20 per share and an expiration date of November 16, 2010; (f) 400,000 share of common stock issuable upon the exercise of stock options of which 44,384 will be vested within the next 60 days with an exercise price of $4.50 per share and an expiration date of March 7, 2011and (g) 60,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.

(5)
Represents (a) 100,000 shares of common stock issuable upon the exercise of stock options of which 47,260 will be vested within the next 60 days with an exercise price of $2.50 and an expiration date of June 15, 2008; and (b) 350,000 share of common stock issuable upon the exercise of stock options of which 92,055 will be vested within the next 60 days with an exercise price of $2.20 and an expiration date of November 16, 2010.

(6)
Represents (a) 100,000 shares of common stock issuable upon the exercise of stock options of which 60,274 will be vested within the next 60 days with and exercise price of $2.45 and an expiration date of February 15, 2010; (b) 400,000 shares of common stock issuable upon the exercise of stock options of which 214,247 will be vested within the next 60 days with and exercise price of $3.00 and an expiration date of May 1, 2010; (c) 500,000 shares of common stock issuable upon the exercise of stock options of which 131,507 will be vested within the next 60 days with and exercise price of $2.20 and an expiration date of November 16, 2010; (d) 750,000 share of common stock issuable upon the exercise of stock options of which 83,219 will be vested within the next 60 days with an exercise price of $4.50 per share and an expiration date of March 7, 2011; and (e) 20,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.

(7)	Represents 40,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.
(8)	Represents: (a) 20,000 shares of common stock; and (b) 40,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.
(9)
As reported in a Schedule 13G filed with the Securities and Exchange Commission on November 22, 2006, Witches Rock Portfolio, Ltd. directly owns 2,597,374 shares of common stock and 779,212 warrants to purchase common stock of the Company. BVI Portfolio directly owns 419,815 shares of common stock and 125,945 warrants. Tudor Investment Corporation provides investment advisory services to Witches Rock Portfolio and BVI Portfolio and may be deemed to beneficially own the securities held by Witches Rock Portfolio and BVI Portoflio, Ltd. TIC disclaims beneficial ownership of the securities held by Witches Rock Portfolio, LTD and BVI Portfolio, LTD. In addition, as the controlling shareholder of Tudor Investment Corporation and the indirect controlling shareholder of Tudor Proprietary Trading, L.L.C., Paul Tudor Jones, II may be deemed to be the beneficial owner of the shares of the Company held by Witches Portfolio, Ltd., BVI Portfolio, Ltd., and Tudor Proprietary Trading, L.L.C. Tudor Proprietary Trading, L.L.C. owns 226,054 shares of common stock and 67,816 warrants to purchase shares of the Company’s common stock. Tudor Investment Corporation and Mr. Jones disclaims beneficial ownership of the securities held by Witches Rock Portfolio, Ltd, BVI Portfolio Ltd., and Tudor Proprietary Trading L.L.C...

(10)
As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007, Represents 2,843,370 shares of common stock and 681,081 warrants. Theodore H. Ashford, President of Ashcap. Corp., the General Partner of Ashford Capital Partners, L.P. has voting and dispositive control over the securities held by Ashford Capital Partners, L.P.

(11)	As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2007, Represents 1,517,050 shares of common stock and 405,405 warrants.
(12)
As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 2, 2007. William A. Lewis has voting and dispositive control over the securities held by Lewis Opportunity Fund, LP.

(13)
As reported in a Schedule 13G filed with the Securities and Exchange Commission on January 19, 2007, Gotham Holdings, RLA Management Co. LLC Russell Anmuth share power to vote and dispose of the 1,200,000 shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2006. All common stock share amounts and exercise prices in this section have been adjusted to reflect a one-for-50 reverse split effective October 3, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	6,135,000	$2.32	1,865,000

Total	6,135,000	$2.32	1,865,000

On April 1, 2004 our Board of Directors adopted a stock option plan (the “2004 Stock Option Plan”). Pursuant to this plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 1,000,000 shares of common stock may be issued, as adjusted. The plan may be administered by our Board of Directors or by a committee to which administration of the plan, or part of the plan, may be delegated by our Board of Directors. Options granted under the plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our Board of Directors or designated committee thereof. To the extent that options are vested, they must be exercised within a maximum of three months of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan shall be determined by our Board of Directors or designated committee thereof. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

On November 16, 2006 our Board of Directors of ROO Group, Inc. increased the number of shares which may be issued under the 2004 Stock Option Plan to an aggregate of 8,000,000 shares of common stock.

As of December 31, 2006, the following options have been granted under our 2004 Stock Option Plan:

		Exercise	Date	Vest	Expiration
	Quantity	Price	Granted	Date	Date
Robert Petty	520,000	$2.00	August 23,2005	August 23,2005	August 23, 2007
Robin Smyth	260,000	$2.00	August 23, 2005	August 23, 2005	August 23, 2007
Robert Petty	600,000	$2.20	November 16, 2006	November 16, 2008	November 16, 2010
Robin Smyth	450,000	$2.20	November 16, 2006	November 16, 2008	November 16, 2010
Lou Kerner	500,000	$2.20	November 16, 2006	November 16, 2008	November 16, 2010
Other Staff	110,000	$2.00	August 23, 2005	August 23, 2005	August 23, 2010
Other Staff	611,000	$2.00	August 23, 2005	August 23, 2007	August 23, 2010
Other Staff	200,000	$2.45	February 15, 2006	February 15, 2008	February 15, 2010
Other Staff	545,000	$3.00	May 1, 2006	May 1, 2008	May 1, 2010
Other Staff	60,000	$2.00	June 1, 2006	June 1, 2008	June 1, 2010
Other Staff	226,000	$2.40	September 29, 2006	September 29, 2008	September 29, 2010
Other Staff	1,073,000	$2.40	November 28, 2006	November 28, 2008	November 28, 2010
Other Staff	50,000	$3.05	December 31, 2006	December 31, 2008	December 31, 2010

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

We have periodically received cash advances from Mr. Petty. These amounts are recorded as a loan payable. The interest on the loan is 10% per annum and the outstanding balance as of December 31, 2005 was $0. Interest expense for this loan amounts to $81 and $51 for the twelve months ended December 31, 2005 and 2004, respectively.

On May 18, 2005, we entered into a note purchase agreement with Mr. Petty. As consideration for a loan of $600,000, we incurred a debt payable to Mr. Petty in the amount of $600,000. In connection with this loan, we paid transaction fees totaling $92,500, which includes a $60,000 placement agent fee in connection with the sale by Mr. Petty of $600,000 principal amount of secured convertible promissory notes (described below) and $32,500 in legal fees in connection with such transaction. As evidence of the $600,000 debt and a prior existing $500,000 debt payable to Mr. Petty, we issued Mr. Petty a promissory note in the principal amount of $1,100,000. The principal sum of $1,100,000 plus interest at the rate of 10% per annum calculated beginning June 1, 2005 was due to be repaid on December 31, 2005. Our obligations under the promissory note were secured by a subordinated security interest in all of our assets. In October 2005, Mr. Petty converted $600,000 of the $1,100,000 principal amount promissory note into shares of our common stock at a price of $1.50 per share.

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

BICKHAMS MEDIA, INC.

On September 10, 2004, we entered into an agreement to purchase all of the outstanding shares of common stock of Bickhams Media, Inc. from Avenue Group, Inc. Avenue Group is a founding shareholder of ROO Group, Inc. and as of September 10, 2004 owned over 20% of our outstanding common stock. Also, in connection with the purchase of Bickhams, we agreed to guaranty all of the obligations of VideoDome under a promissory note of VideoDome that was issued to Avenue Group in October 2003 in the principal amount of $290,000. Our management believes that the terms of this transaction were at least as favorable as could have been obtained from an unrelated third party.

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

2.6
Amendment No. 1 dated October 28, 2005 to Stock Purchase Agreement among ROO Group, Inc. and the shareholders of Reality Group Pty Ltd. (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2005)

2.7
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
3.2
Certificate of Amendment of Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on October 31, 2003 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

3.3
Certificate of Amendment to the Amended Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on February 18, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

3.4
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 14, 2005)

3.5
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005)

3.6
Amendment to the Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on September 30, 2005 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2005)

3.7
Certificate of Amendment to Amended Certificate of Incorporation, effective as of October 3, 2005 (Incorporated by reference to Form SB-2 (File No. 333-131660), filed with the Securities and Exchange Commission on February 8, 2006)

3.8	Bylaws (Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the Securities and Exchange Commission on March 29, 1999)
4.1	Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)
4.2	Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)
4.3	Stock Purchase Warrant issued to AJW Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)
4.4
Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.5	Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)
4.6	Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)
4.7	Stock Purchase Warrant issued to AJW Partners, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)
4.8
Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on November 30, 2004)

4.9	Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

Exhibit Number	Description
4.10	Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)
4.11
Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated February 3, 2005 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 15, 2005)

4.12	Promissory Note in the principal amount of $1,100,000 issued to Robert Petty (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
4.13	Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated July 18, 2005 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)
4.14
Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated July 18, 2005 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

4.15	Stock Purchase Warrant issued to AJW Partners, LLC, dated July 18, 2005 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)
4.16
Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated July 18, 2005 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

4.17
Form of placement agent warrant in connection with August 2005 Equity Financing (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

4.18
Form of placement agent warrant in connection with October 2005 Equity Financing (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005)

4.19	Form of investor warrant in connection with December 2005 Equity Financing (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)
4.20
Form of placement agent warrant in connection with December 2005 Equity Financing (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

4.21	Form of investor warrant in connection with August 2006 Equity Financing (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 28, 2006)
4.22	Form of warrant in connection with November 2006 Equity Financing (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)
5.1*	Opinion and Consent of Sichenzia Ross Friedman Ference LLP
10.1	Employment Agreement with Robert Petty dated April 1, 2004 (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on August 16, 2004)
10.2	Employment Agreement with Robin Smyth dated April 1, 2004 (Incorporated by reference to Form 10-QSB, filed with the Securities and Exchange Commission on August 16, 2004)
10.3	Employment Agreement with Robert Petty dated November 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)
10.4	Employment Agreement with Robin Smyth dated November 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)
10.5	Sublease dated April 1, 2005 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 13, 2005)
10.6
AT&T Intelligent Content Distribution Service Agreement dated August 16, 2001 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

10.7
Network Services Agreement with Speedera Networks, Inc. dated June 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

10.8
Securities Purchase Agreement, dated September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

Exhibit Number	Description
10.9
Letter agreement dated May 12, 2005 between the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2005)

10.10
Note Purchase Agreement made as of May 18, 2005 by and between ROO Group, Inc. and Robert Petty (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $74,500 and $70,765 for the years ended December 31, 2006 and December 31, 2005, respectively.

AUDIT-RELATED FEES

We incurred fees of $15,498 and $-0- for the years ended December 31, 2006 and December 31, 2005, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2006 and December 31, 2005.

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

ROO GROUP, INC.

Dated:April 2, 2007	By:	/s/ Robert Petty
Robert Petty
Chief Executive Officer

Dated: April 2, 2007	By:	/s/ Lou Kerner
Lou Kerner
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Petty	Chief Executive Officer, President and Chairman of the Board	April 2, 2007
Robert Petty

/s/ Lou Kerner	Chief Financial Officer and Principal Accounting Officer	April 2, 2007
Lou Kerner

/s/ Robin Smyth	Executive Director and Director	April 2, 2007
Robin Smyth

/s/ Douglas Chertok	Director	April 2, 2007
Douglas Chertok

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ROO Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of ROO Group, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROO Group, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment."

MOORE STEPHENS, P. C.
Certified Public Accountants.
New York, New York
March 26, 2007

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006
(Amounts in Thousands, Except Share and Per Share Data)

Assets:
Current assets:
Cash and cash equivalents	$11,937
Accounts receivable, net	3,408
Other current assets	1,151

Total current assets	16,496

Property and equipment, net	948
Deferred tax assets	193
Content, net	438
Software, net	770
Customer list, net	601
Domain names, net	41
Goodwill	1,123

Total assets	$20,610

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft and other obligations	$634
Accounts payable	1,773
Accrued expenses	947
Income tax payable	102
Other current liabilities	1,247

Total current liabilities	4,703

Capital lease obligations	206
Total liabilities	4,909
Commitments	--
Minority interest	(89)

Stockholders' Equity:
Series A preferred shares, $0.0001 par value: authorized 10,000,000 shares; issued and outstanding 10,000,000	1
Common stock, $0.0001 par value: authorized 500,000,000 shares; issued and outstanding 26,074,813	3
Additional paid-in capital	44,738
Accumulated deficit	(28,960)
Accumulated other comprehensive income	8
Total stockholders' equity	15,790
Total liabilities and stockholders' equity	$20,610

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)

	Years ended December 31,
	2006	2005

Revenue	$9,768	$6,619
Expenses:
Operations	8,530	4,465
Research and development	2,140	601
Sales and marketing	5,318	2,217
General and administrative (exclusive of non-cash compensation)	6,098	3,440
Non-cash compensation	2,597	1,911

Total expenses	24,683	12,634

(Loss) from operations	(14,915)	(6,015)

Commission on loan procurement	--	(60)
Cost of Omnibus Consent and Waiver agreement	--	(78)
Redemption premium on convertible notes	--	(801)
Interest income	166	7
Interest expense - related party	--	(81)
Non-cash interest expense - related party	--	(62)
Interest expense - other	(78)	(188)
Financing fees - convertible notes	--	(759)
Registration rights liquidated damages	(70)	(710)
Loss on sale of marketable securities	--	(18)

Net (loss) before income taxes	(14,897)	(8,765)

Income tax benefit (expense)	92	(124)

Net (loss) before minority interest	(14,805)	(8,889)

Minority interest	180	(68)

Deduct: Preferred shares dividend	--	--

Net (loss) available to common shareholders	$(14,625)	$(8,957)

Basic and diluted net (loss) per common share	$(0.92)	$(1.40)

Weighted average common shares outstanding	15,901,049	6,403,458

Comprehensive (loss):
Net (loss)	$(14,625)	$(8,957)
Foreign currency translation	42	(38)
Fair market value adjustment for available for sale securities	--	10

Comprehensive (loss)	$(14,583)	$(8,985)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share and Per Share Data)

	Series A Preferred Shares	Preferred Shares Par Value	Common Stock	Common Stock Par Value

Balance January 1, 2005	--	--	3,911,683	$--
Issue of stock in private placements	--	--	7,034,834	1
Issue of stock for registration rights liquidated damages	--	--	236,667	--
Issue of Series A Preferred shares for services	2,000,000	--	--	--
Issue of Series A Preferred shares as Performance Bonuses	7,500,000	1	--	--
Issue of stock for services	--	--	5,818	--
Issue of stock for share price guarantee related to Reality Group	--	--	359,280	--
Issue of stock for achievement of milestones related to Videodome	--	--	40,000	--
Issue of stock for the acquisition of Factory212	--	--	10,000	--
Issue of options for services	--	--	--	--
Computed discount on convertible debt	--	--	--	--
Beneficial conversion feature of convertible debt	--	--	--	--
Issue of stock on conversion of convertible debt	--	--	1,178,154	--
Issue of warrants on conversion of convertible debt	--	--	--	--
Issue of warrants for Omnibus Consent and Waiver agreement	--	--	--	--
Issue of stock upon conversion of stockholder loan payable	--	--	400,000	--
Issue of warrants for stockholder funding	--	--	--	--
Issue of warrants for services	--	--	--	--
Foreign currency translation adjustment	--	--	--	--
Fair market value adjustment for available for sale securities	--	--	--	--
Net (loss)	--	--	--	--

Balance - December 31, 2005	9,500,000	$1	13,176,436	$1

Issue of stock in private placements	--	--	12,798,377	2
Stock-based compensation	--	--	--	--
Issue of Series A Preferred shares as Performance Bonuses	500,000	--	--	--
Buyback of stock for share price guarantee related to Reality Group	--	--	--	--
Issue of stock for achievement of milestones related to Undercover	--	--	100,000	--
Issue of warrants for services	--	--	--	--
Foreign currency translation adjustment	--	--	--	--
Net (loss)	--	--	--	--

Balance - December 31, 2006	10,000,000	$1	26,074,813	$3

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
(Amounts in Thousands, Except Share and Per Share Data)

	Other Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2005	$6,930	$(5,378)	(7)	$1,545

Issue of stock in private placements	11,900	--	--	11,901
Issue of stock for registration rights liquidated damages	710	--	--	710
Issue of Series A Preferred shares for services	200	--	--	200
Issue of Series A Preferred shares as Performance Bonuses	749	--	--	750
Issue of stock for services	19	--	--	19
Issue of stock for share price guarantee related to Reality Group	(200)	--	--	(200)
Issue of stock for achievement of milestones related to Videodome	44	--	--	44
Issue of stock for the acquisition of Factory212	25	--	--	25
Issue of options for services	849	--	--	849
Computed discount on convertible debt	32	--	--	32
Beneficial conversion feature of convertible debt	351	--	--	351
Issue of stock on conversion of convertible debt	807	--	--	807
Issue of warrants on conversion of convertible debt	117	--	--	117
Issue of warrants for Omnibus Consent and Waiver agreement	78	--	--	78
Issue of stock upon conversion of stockholder loan payable	600	--	--	600
Issue of warrants for stockholder funding	62	--	--	62
Issue of warrants for services	93	--	--	93
Foreign currency translation adjustment	--	--	(38)	(38)
Fair market value adjustment for available for sale securities	--	--	10	10
Net (loss)	--	(8,957)	--	(8,957)

Balance - December 31, 2005	$23,366	$(14,335)	$(35)	$8,998

Issue of stock in private placements	19,476	--	--	19,478
Stock-based compensation	2,404	--	--	2,404
Issue of Series A Preferred shares as Performance Bonuses	64	--	--	64
Issue of stock for share price guarantee related to Reality Group	(961)	--	--	(961)
Issue of stock for achievement of milestones related to Undercover	260	--	--	260
Issue of warrants for services	129	--	--	129
Foreign currency translation adjustment	--	--	43	43
Net (loss)	--	(14,625)	--	(14,625)

Balance - December 31, 2006	$44,738	$(28,960)	$8	$15,790

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2006	2005
Operating Activities:
Net (loss)	$(14,625)	$(8,957)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Provision for doubtful accounts	225	31
Depreciation	173	147
Amortization of intangible assets	674	581
Non cash cost of Omnibus Consent and Waiver agreement	--	78
Non cash stock based compensation	2,404	--
Non cash warrants and options for services	129	961
Non cash preferred stock for consulting services	--	200
Non cash preferred stock issued as performance bonuses	64	750
Non cash interest expense related party	--	62
Non cash stock for registration rights liquidated damages	--	710
Non cash interest on convertible note	--	759
Loss on sale of marketable securities	--	18
Minority interest in subsidiaries	(183)	68

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,134)	(449)
Other assets	(767)	1

Increase (decrease) in:
Accounts payable	673	381
Accrued expenses	297	(96)
Income tax payable	(198)	54
Other liabilities	842	(217)

Total adjustments	2,199	4,040

Net Cash (Used) By Operating Activities - Forward	(12,426)	(4,917)

Investing Activities:
Investment Bickhams/Videodome	(20)	(100)
Investment in Reality Group	--	(200)
Investment in ROO Media Europe	(90)	--
Cash paid in Sputnik acquisition	(197)	--
Net cash received in acquisition of Factory212	--	9
Proceeds from sale of marketable securities	--	7
Capitalization of content	(160)	(194)
Purchase of equipment	(355)	(236)

Net Cash (Used) By Investing Activities - Forward	$(822)	$(714)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2006	2005
Net Cash (Used) By Operating Activities - Forwarded	$(12,426)	$(4,917)

Net Cash (Used) By Investing Activities - Forwarded	(822)	(714)

Financing Activities:
Proceeds from private placements, net	19,478	11,901
Bank overdraft and other obligations	445	(260)
Increase in related party loans	--	225
(Decrease) in related party loans	--	(51)
Convertible note	--	1,465
Repayment of convertible note	--	(2,743)
Increase in stockholder loan	--	600
(Decrease) in stockholder loan	--	(500)
(Decrease) in capital leases	(20)	(40)

Net Cash Provided By Financing Activities	19,903	10,597

Effect of Exchange Rate Changes on Cash	8	(14)
Net Increase in Cash	6,663	4,952
Cash - Beginning of Year	5,274	322
Cash - End of Year	$11,937	$5,274

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Income taxes	$120	$72
Interest	$78	$279

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the year ended December 31, 2006, the Company acquired equipment under capital lease obligations of $211. During the year ended December 31, 2005 the Company issued 50,000 warrants at an exercise price of $3.00 to Brimberg & Co for investor relations services. These warrants were valued under the Black-Scholes method as $93. Also, during the year ended December 31, 2005, the Company issued 5,818 shares of common stock to a Company for investor relations services for a value of $19. The directors believe that all the non-cash financing and investing activities were for fair value.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(1) Basis of Presentation

ROO Group, Inc. ("we," "us," "our," the "Company" or "ROO Group"), through our operating subsidiaries, is a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. We specialize in providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as wireless devices (e.g., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery. We currently service websites based in Europe, Australia and the United States. We also generate revenues through the operation of Reality Group Pty. Ltd ("Reality Group") and Factory 212 Pty Ltd. (“Factory212”), our 51% owned subsidiaries. Reality Group and Factory212 are providers of integrated communication solutions, including direct marketing, internet advertising and sales promotion. Reality Group and Factory212 generate revenue through traditional and online services to their clients including strategy, creative and media placement.

 (2) Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams Media, Inc. (“Bickhams”) and its 51% owned subsidiary Reality Group. Included in the consolidation with ROO Media Corporation are ROO Media Corporation’s wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.’s wholly owned subsidiary Undercover Media Pty Ltd. (“Undercover”), its wholly owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Factory212 (included since November 1, 2005) and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams’ wholly owned subsidiary VideoDome.com Networks, Inc. (“VideoDome”).

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation - Assets and liabilities of ROO Group’s foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as a component of accumulated comprehensive income in stockholders' equity.

Fair value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of our cash and cash equivalents, trade receivables, other current assets, accounts payables, and other current liabilities, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities.

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts as of December 31, 2006, was $11,837.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. The allowance for doubtful accounts as of December 31, 2006 was $243. As of December 31, 2006, one customer accounted for approximately 11% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. Such investments are valued at quoted market prices. Cash equivalents amounted to $11,017 as of December 31, 2006.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for using the straight-line and declining balance methods of accounting over the estimated useful lives of the assets [See Note 6].

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

Income Taxes - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Intangible Assets - Intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. All intangible assets are reviewed for impairment annually or more frequently if deemed necessary and no impairment write-offs were recorded in 2005 and 2006 [See Note 8].

Research and Development - Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. The Company does not capitalize any software development costs, as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

Revenue Recognition - Revenues are derived principally from professional services, digital media management and advertising. Revenue is recognized when service has been provided.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation - On January 1, 2006, we adopted SFAS No. 123R, "Share-Based Payment," or SFAS 123R, which is a revision of SFAS No. 123 "Accounting For Stock-Based Compensation," or SFAS 123, and supersedes APB No. 25, "Accounting For Stock Issues To Employees," or APB 25. Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. Prior to our adoption of SFAS 123R, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards. Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. For restricted stock awards, the calculation of compensation expense under APB 25 and SFAS 123R is the same.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. Accordingly, our consolidated financial statements for the years ended December 31, 2005 have not been restated to reflect the impact of SFAS 123R. For the year ended December 31, 2006, we recognized $2,597 of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. [See Note 12] SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures we have experienced. In the pro-forma information required under SFAS 123 for periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

SFAS 123R requires us to calculate the pool of excess tax benefits, or the APIC pool, available as of January 1, 2006, to absorb tax deficiencies recognized in subsequent periods, assuming we had applied the provisions of the standard in prior periods. Pursuant to the provisions of FASB Staff Position 123R-3, "Transition Election Related To Accounting For The Tax Effects of Share-Based Payment Awards," we adopted the alternative method for determining the tax effects of share-based compensation, which, among other things, provides a simplified method for estimating the beginning APIC pool balance.

Financing Fees Convertible Notes - Financing Fees Convertible Notes reclassifies non cash expenses relating to the issuance of various convertible notes to investors in the Company. All such convertible securities were retired prior to December 31, 2005.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Net (Loss) Per Share - We compute net (loss) income per common share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires us to report both basic net (loss) income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net (loss) income per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. All equivalent shares underlying options, warrants, and convertible Series A Preferred Stock were excluded from the calculation of diluted loss per share because the Company had net losses for all years presented and therefore equivalent shares would have an anti-dilutive effect.

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

Reclassification - Certain prior period amounts have been reclassified to conform to the current presentation.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements - In December 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 00-19-2 ("FSP ETF 00-19-2") that addresses an issuer's accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". The guidance in EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This pronouncement further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Under FSP 00-19-2, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for us as of December 31, 2007. We have not completed our evaluation of the possible impact on our financial position, if any, related to implementation of SAB 108.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). FAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. This Statement also applies to other accounting pronouncements that require or permit a fair value measure. As defined by this Statement, the fair value of an Asset or Liability would be based on an “exit price” basis rather than an “entry price” basis. Additionally, the fair value should be market-based and not an entity-based measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The implementation of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Specifically, FIN 48 requires the recognition in financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on the de-recognition of previously recognized deferred tax items, classification, accounting for interest and penalties, and accounting in interim periods related to uncertain tax positions, as well as, requires expanded disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not completed our evaluation of adopting FIN 48.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of SFAS 156 is not expected to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140” (“SFAS 155”). SFAS155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. SFAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. In addition, it amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The implementation of SFAS 155 is not expected to have a material impact on our consolidated financial statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial net operating losses and used substantial amounts of cash in our operating activities. Since ROO Group’s inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. We expect this trend to continue. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

 (4) Acquisitions

Under the agreement related to the purchase of VideoDome by Bickhams the following milestones have been satisfied. In December 2004 the first milestone was reached and we issued 20,000 shares of common stock and $100 in cash to Mr. Aharonoff. In May 2005 the requirements of the second milestone were reached and we issued 40,000 shares of common stock and $100 in cash to Mr. Aharonoff. In April 2006, the third and final milestone payment of $20 in cash was paid to Mr. Aharonoff.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (November 1, 2004) and is inclusive of milestone payments made subsequent to that date.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisitions (Continued)

On October 28, 2005, ROO Broadcasting Limited ("ROO Broadcasting"), a wholly owned subsidiary of the Company, and the shareholders of Factory 212 Pty Ltd. ("Factory212") entered into an agreement, pursuant to which ROO Broadcasting acquired 51% of the outstanding ordinary shares of Factory212. Factory212 is an Australian based interactive marketing agency. As consideration for the ordinary shares of Factory212, the Company issued 10,000 shares (the "Initial Shares") of the Company's common stock to the Factory212 shareholders. Subject to the conditions described below, the Company may issue additional shares ("Additional Shares") of common stock to the Factory212 shareholders, issuable after December 31, 2007, calculated as follows:

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

If the Company does not issue the computed number of Additional Shares, ROO Broadcasting’s 51% ownership of Factory212 will be reduced on a pro rata basis by the difference between the computed number of Additional Shares and the actual number of Additional Shares issued. If the Company does not issue any Additional Shares, ROO Broadcasting will relinquish all of its 51% ownership of Factory212. However, if the Factory212 Earnings are greater than 15% of the Factory212 Revenue and the number of Additional Shares to be issued are less than 4.9% of the then current outstanding shares of common stock of the Company, the Company must proceed with issuing the maximum number of Additional Shares in accordance with the above formula.

The acquisition of Factory212 was conditioned upon the parties entering into the Amendment described above under "Amendment to Reality Group Purchase Agreement." If the Company fails to meet its material obligations under the terms of the Amendment, then the Company and ROO Broadcasting agreed that the Factory212 shareholders may in their sole discretion require that ROO Broadcasting relinquish all of its ownership of Factory212. In such event, the Company agreed that the Factory 212 shareholders shall be entitled to retain ownership of their Initial Shares.

The operations of Factory212 during the period from November 1, 2005 to December 31, 2006 have been included in the consolidated statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisitions (Continued)

On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

On October 1, 2006, Factory 212 Pty Ltd. (“Factory212”), a 51% owned subsidiary of the Company, and the shareholders of Sputnik Agency Pty Ltd. (“Sputnik”) entered into an agreement, pursuant to which Factory212 acquired the business and assets of Sputnik. Sputnik is an Australian based interactive marketing agency. As consideration for the business and assets of Sputnik, Factory212 issued shares representing 24.5% of the issued shares in Factory212 to the shareholders of Sputnik. These shares shall be issued through the reduction in the shareholding of all shareholders other than ROO Broadcasting. Also, a cash amount of $250 is payable by ROO Broadcasting to the shareholders of Sputnik. In addition to this amount, 50% of any further payment of Additional Shares, as described in the agreement between Factory212 and ROO Broadcasting, will made to the shareholders of Sputnik less the cash amount of $250. Factory212 acknowledges and agrees to such payment and that accordingly, they will receive 50% less than originally provided in Additional Shares. The cash payment of $250 was made in December 2006.

The operations of Sputnik, which are included in the operations of Factory212, during the period from October 1, 2006 to December 31, 2006 have been included in the consolidated statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisitions (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (October 1, 2006).

Current assets	$43
Property, Plant and Equipment	55
Intangible Asset - Customer List	262
Total Assets Acquired	360

Current Liabilities	163
Total Liabilities Assumed	163

Net Assets Acquired	$197

On October 1, 2006, The Reality Group Pty Ltd. (“Reality Group”), a 51% owned subsidiary of the Company, and the shareholders of Cooee Melbourne Pty Ltd. (“Cooee”) entered into an agreement, pursuant to which Reality Group acquired the business and assets of Cooee. Cooee is a provider of integrated communication solutions, including direct marketing, internet advertising and sales promotion. As consideration for the business and assets of Cooee, Reality Group will make a cash payment monthly for a period of 21 months to the shareholders of Cooee, subject to adjustment as follows. For the first six months, a payment of approximately $20 will be paid to Cooee at the conclusion of the month. After every six months, the amount due and payable to Cooee will be reconciled against revenue earned and paid from Cooee’s clients. At the end of each six month period, a reconciliation statement will be prepared and provided by Reality Group to Cooee. In the event that revenue from the six month period exceeds $394 (based on the pro rata expectation of a $788 annualized revenue) or is less than $394, the variance percentage between the expected $394 revenue shall be either adjusted by way of deduction or an increase in respect of the fee paid in the following six month period in equal installments.

The operations of Cooee, which are included in the operations of Reality Group, during the period from October 1, 2006 to December 31, 2006 have been included in the consolidated statements.

As of December 31, 2006, $179 has been recorded as Intangible Assets - Customer Lists.

On November 21, 2006, we issued 100,000 shares of common stock in full and final settlement of the milestones detailed in the Undercover Media Purchase Agreement. The shares were valued at $260, based on the closing trading value of the shares on the previous day of $2.60. The value of these shares have been recorded as an intangible asset on the balance sheet and included in “Content”.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(5) Commitments

Leases - The Company is a party to a number of non-cancelable lease agreements primarily involving office premises and computer equipment. Computer equipment leases are generally for three year periods. There are three leases of office premises. The first is in Australia and is for a five year period ending in July 2011. The second is in New York and is for three years and ten months ending in November 2008 with no renewal options. The third is in Australia and is for four years ending in September 2010.

The following is a schedule of future minimum payments under capital leases and operating leases and obligations under capital leases (present value of future minimum rentals) as of December 31, 2006.

Periods January to December unless stated otherwise	Capital	Operating Property	Total

2007	$79	$742	$821
2008	80	733	813
2009	45	463	508
2010	45	476	521
2011	74	309	383
Thereafter	--	109	109

Total Minimum Lease Payments	323	$2,832	$3,155
Less Amount Representing Interest	(47)

Total Obligations Under Capital Leases	$277

Short-term capital lease obligations of $71 is included in other current liabilities in the accompanying consolidated balance sheet.

Rent expense amounted to $743 and $336 for the years ended December 31, 2006 and 2005, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(6) Property and Equipment

Property and equipment at December 31, 2006 consists of the following:

		Motor
	Motor	Vehicles	Computer	Leasehold	Furniture and	Office
	Vehicles	Capital Lease	Software	Improvements	Fixtures	Equipment	Total
Cost	$8	$176	$114	$182	$304	$857	$1,641
Accumulated Depreciation	(6)	(108)	(68)	(26)	(24)	(461)	(693)

Net	$2	$68	$46	$156	$280	$396	$948

Estimated useful life	6 years	7 years	2 years	5 years	5 years	4 years

Depreciation expense (including amortization of capital lease assets) amounts to $173 and $147 for the years ended December 31, 2006 and 2005, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(7) Income Taxes

The (provision) benefit for income taxes consisted of the following:

	Years ended December 31,
	2006	2005
Current:
Australian Federal Tax Expense	$84	$(105)
Non-Current:
Australian Federal Tax Expense	8	(19)
Totals	$92	$(124)

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying Australian federal tax rates to pretax income is as follows:

Statutory Federal Income Tax	$138	$(117)
Other (Non Allowable Deductions)	(46)	(7)
Totals	$92	$(124)

The components of deferred tax assets and liabilities as of December 31, 2006 for Australian federal taxes, are as follows:

Deferred Tax Assets:
Provision Accounts	$30
Depreciation	(7)
Other Liabilities	20
Tax Loss Carryforward	150
Total	$193

At December 31, 2006, we had substantial U.S. federal net operating tax loss carryforwards expiring at various dates through 2026. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock issued by us from time to time, including the stock issued related to the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may have experienced an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited. A 100% valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(8) Goodwill and Intangible Assets

As of December 31, 2006, goodwill is $1,123 and it is comprised of $1,033, which represents the excess of acquisition costs over the fair value of net assets of the Reality Group acquisition at the date of acquisition of $1,990 less $957, which represents the buyback of shares which was recorded as a reduction of goodwill. Also included in goodwill is $90 related to the acquisition of the remaining 24% of ROO Media Europe Limited.

At December 31, 2006 intangible assets include the following:

	Customer List	Software	Content	Domain Name

Cost	$1,110	$1,300	$791	$54
Less Amortization	(509)	(530)	(353)	(13)

Totals	$601	$770	$438	$41

Estimated future annual amortization expense as of December 31, 2006 is as follows:

	Customer List	Software	Content	Domain Name

2007	$355	$265	$266	$11
2008	126	265	172	11
2009	71	226		11
2010	49	14		8
Totals	$601	$770	$438	$41

The customer lists were acquired as a component of the Reality Group, Factory212, Sputnik and Cooee acquisitions and are being amortized over a 4 year period on a straight line basis. The software is being amortized over a 5 year period on a straight line basis. Content is made up of digital videos, audio, and photographs and is capitalized at the cost of production. Content is amortized over a 2 year period on a straight line basis. The Company purchased the domain name www.roo.com in November 2005 and it is being amortized over a 5 year period on a straight line basis.

The Company’s policy is to regularly review goodwill and intangible assets to determine if they have been permanently impaired by adverse conditions. As of December 31, 2006 management does not believe the goodwill or intangible assets to be impaired.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(9) 2004 Callable Secured Convertible Notes and Related Statement of Operations Effects

On September 10, 2004, the Company entered into a securities purchase agreement for the sale of (i) $3,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of our common stock.

Upon placement of the $3,000 callable secured convertible notes and the issuance of the 3,000,000 detachable warrants we recorded the event under the guidance of the Emerging Issues Task Force (EITF) issue number 00-27 "Application of issue No. 98-5 to Certain Convertible Instruments".

We computed the value of a beneficial conversion feature related to the notes as $351 and expensed the amount as interest expense during the year ended December 31, 2005. We also recorded a discount of $32 for the detachable warrants issued in conjunction with the callable secured convertible notes.

On July 18, 2005, we entered into a securities purchase agreement for the sale of: (i) $2,500 in callable secured convertible notes; and (ii) warrants to purchase 100,000 shares of our common stock. The warrants were valued under the Black-Scholes method of $117.

On August 18, 2005, we entered into an omnibus consent and waiver agreement with the holders of the then outstanding callable secured convertible notes (the "Noteholders"). Under the agreement, the Noteholders consented to a private placement of up to 5,333,333 shares of the Company's common stock at a purchase price of $1.50 per share in one or more closings. Noteholders agreed to amend the amount of consideration required to prepay the then outstanding callable secured convertible notes in full to: (a) payment of $3,400 in cash within five business days of the date of the agreement; and (b) issuance of warrants entitling the Noteholders to purchase 60,000 shares of the Company's common stock with a fixed exercise price of $1.50 per share exercisable for a period of five years from the issue date. The warrants were valued under the Black-Scholes method at $78. In addition, the Noteholders waived certain notice and other requirements in order to facilitate prepayment of the outstanding callable secured convertible notes. The warrants were issued by the Company on October 11, 2005.

On August 23, 2005, the Company repaid the holders of the Company’s then outstanding callable secured convertible notes.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(10) Preferred Shares

On March 9, 2005, the Board of Directors of the Company amended the Company’s Certificate of Incorporation to designate the rights of Series A Preferred Stock. The Certificate of Designation authorizes the Company to issue up to 10,000,000 shares of Series A Preferred Stock, par value $.0001 per share. The Series A Preferred Stock has a stated value of $.0001 and a liquidation preference over the Company’s common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series A Preferred Stock should receive preferential payment. Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to ten votes for each share of Series A Preferred Stock owned. Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class.

Beginning two years from the date of issuance of the Series A Preferred Stock, each one share of Series A Preferred Stock is convertible, at the option of the holder, into two shares of the Company’s common stock. However, holders cannot convert any share of Series A Preferred Stock if the market price of the Company’s common stock is below $0.40 per share.

On March 17, 2005, ROO Group, Inc. (the “Company”) issued 6,000,000 shares of Series A Preferred Stock to its Chief Executive Officer, Robert Petty, and 1,500,000 shares of Series A Preferred Stock to its Chief Financial Officer, Robin Smyth. These shares have been valued at the equivalent number (2:1) of common shares valued as at the issue date to a combined valuation of $750. These shares were issued as a performance bonus to Messrs. Petty and Smyth for, among other things, their role in helping expand and grow the Company’s business operations.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(10) Preferred Shares (Continued)

On June 30, 2006, ROO Group, Inc. (the “Company”) issued 500,000 shares of Series A Preferred Stock to an employee. These shares were valued at the equivalent number (1:25) of common shares based upon the fair market value as at the issue date at $64. Such amount is included in "Non-Cash Compensation". These shares were issued as a performance bonus for, among other things, the employee’s role in helping expand and grow the Company’s business operations.

(11) Stock Issuances

On July 28, 2006, the Company issued 50,000 warrants at an exercise price of $2.00 to Highbridge International LLC for Investor Relations services. These warrants were valued under the Black-Scholes method as $129.

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

The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement was not filed within such time or if the registration statement was not declared effective within 120 days following the closing date, the Company would be required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. The Company failed to fulfill its obligations to timely file the Registration Statement and owes approximately $166 in liquidated damages to the investors. Such amount is included in other current liabilities in the accompanying consolidated balance sheet. The Registration Statement was declared effective on December 27, 2006.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(11) Stock Issuances (Continued)

Savvian LLC, Burnham Hill Partners, a division of Pali Capital, Inc. and Brimberg & Co., registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing, the Company paid the placement agents a cash fee of $461. In addition, the Company issued the placement agents 801,369 warrants to purchase shares of common stock with an exercise price of $1.25 per share for a period of five years and were valued under the Black-Scholes method as $1,057. The net proceeds of $4,985 were received after deducting placement agent fees of $461, legal fees of $74 and escrow agent fees of $5. The transaction was exempt from registration requirements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

On November 14, 2006, the Company entered into a securities purchase agreement pursuant to which the Company sold an aggregate of 8,378,377 shares of the Company’s common stock and warrants to purchase an additional 2,513,513 shares of the Company’s common stock to accredited investors resulting in gross proceeds of $15,500. The offering closed on November 16, 2006. The unit price of the common stock and corresponding warrant was $1.85. The warrants have an exercise price of $3.00 per share and a term of five years. The warrants were valued under the Black-Scholes method as $2,943. At any time at which the market price of the Company's Common Stock exceeds $5.00 for 10 trading days during any 20 consecutive trading days, the Company may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement.

The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed, up to a maximum of 10%. Also, if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is declared effective, up to a maximum of 10%. The Company failed to fulfill its obligations to timely file the Registration Statement and owes approximately $16 in liquidated damages to the investors. Such amount is included in other current liabilities in the accompanying consolidated balance sheet. The Registration Statement was declared effective on December 27, 2006.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(11) Stock Issuances (Continued)

Merriman Curhan Ford & Co. and Brimberg & Co., financial advisors and registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing we paid the placement agents a cash fee of an aggregate $930. In addition, the Company issued to the placement agents 326,757 warrants to purchase shares of our common stock with an exercise price of $3.00 per share exercisable for a period of five years and were valued under the Black-Scholes method as $383. In connection with the November 2006 Financing, we received net proceeds of $14,493 after payment of placement agent fees of $930, legal fees and expenses of $72, and escrow agent fees of $5.

On November 21, 2006, we issued 100,000 shares of common stock in full and final settlement of the milestones detailed in the Undercover Media Purchase Agreement. The shares were valued at $260, based on the closing trading value of the shares on the previous day of $2.60. The value of these shares have been recorded as an intangible asset on the balance sheet and included in “Content”.

 (12) Stock Option Plan

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

The Board of Directors have also determined that the currently outstanding incentive stock options or non-qualified options be reissued on terms in line with the Company’s current position to reinstate the incentive nature of the Plan for officers, directors, employees and consultants. On August 23, 2005 the Board of Directors reissued the 277,000 outstanding stock options under the Plan for two years and at an exercise price of $2.00 per share.

On November 16, 2006 our Board of Directors of ROO Group, Inc. increased the number of shares which may be issued under the 2004 Stock Option Plan to an aggregate of 8,000,000 shares of common stock.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(12) Stock Option Plan (Continued)

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

If the compensation cost for the stock-based employee compensation plans had been determined based on fair values of awards on the grant date, estimated using the Black-Scholes option pricing model, which would be consistent with the method described in SFAS No. 123(R), the Company's reported net (loss) and (loss) per share would have been reduced to the pro forma amounts shown below:

Year Ended
December 31, 2005

Net (Loss) as reported	$(8,957)
Deduct: Amount by which stock-based employee
compensation as determined under fair value
based method for all awards exceeds the
compensation as determined under the intrinsic
value method	(357)
Pro Forma Net (Loss)	$(9,314)

Basic and Diluted (Loss) Per Share as Reported	$(1.40)
Pro Forma Basic and Diluted (Loss) Per Share	$(1.45)

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(12) Stock Option Plan (Continued)

Under SFAS No. 123(R)  the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Expected life (in years)	2.77	2.00
Risk-free interest rate	4.74%	4.75%
Volatility	96%	351%
Dividend yield	0%	0%

A summary of the status of stock option awards as of December 31, 2006 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2005	1,783,050	$2.00
Granted	4,284,500	2.36
Exercised	--	--
Cancelled or expired	(419,695)	2.23
Outstanding at December 31, 2006	5,647,855	2.25	2.90	$4,518
Exercisable at December 31, 2006	1,825,967	2.15	1.35	1,643

The weighted-average grant-date fair value of option awards granted during the years ended December 31, 2006 and 2005 was $1.39 and $1.31, respectively. There have been no options exercised from inception to December 31, 2006.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(13) Subsequent Events

On January 22, 2007, we entered into an Asset Purchase Agreement with RJM Price & Company, Inc. (“RJM”) and Robertson Price. Pursuant to the Agreement, we acquired all of the properties, rights and assets constituting the business of RJM, which operates under the name MyVideoDaily (“MVD”). The Agreement provides for a consideration of up to an aggregate of $1,350 payable as follows: (i) $250 paid upon the execution of the Agreement, (ii) $1,000 in shares of our common stock will be paid to Mr. Price in equal quarterly installments upon the achievement of certain milestones at a price per share which will be equal to equal to the average closing price of our common stock over the final 20 trading days of the quarterly period in which the milestone is achieved; (iii) $100 payable upon the second anniversary of the closing of the acquisition. The milestones include: (i) the full integration of MVD’s keyword generation and search marketing engine into our operations; (ii) Robertson Price utilizing his best efforts to increase organic traffic to our properties by 50%; (iii) Robertson Price use of MVD in our best interests, which determination shall be made by us; (iv) Robertson Price leading and delivering product development initiative to provide the most profitable customer /consumer traffic driven feature for our 2007 product offering, including community and user generated content modules; (v) Robertson Price assisting in traffic driving recommendations initiatives for key clients leading to increased revenues over and above original customer projections; (vi) continued employment of Robertson Price for a full year; provided that if his employment is terminated by (a) Robertson Price due to a breach by us of the APA or the employment agreement, which breach is not cured within the permitted cure-period, or (b) us for any reason other than for “Cause” (as defined in the Employment Agreement), then Robertson Price will, as of the date of termination, automatically be deemed to have been employed for a full year.

Pursuant to the terms of the Agreement, the Company has entered into an Employment Agreement with Robertson Price, a principal of RJM pursuant to which Mr. Price will be retained by ROO Media Corporation as Senior Vice President of Product & Network Management..

On January 25, 2007, ROO Group, Inc. (the “Company”) entered into an agreement with News Corporation (“News Corp”). The Agreement provides for the issuance of 2,000,000 shares of the Company’s common stock upon execution of the Agreement, which shall be held in escrow and released to News Corp. on January 1, 2008, upon the achievement of certain milestones. The Agreement provides that if the milestones are not met as set forth in the Agreement, the Company shall issue to News Corp warrants to purchase 2,000,000 shares of the Company’s common stock which shall be exercisable for a term of two years at a price of $3.00 per share or such lesser price per share that is the closing per share of the Company’s common stock on any date that is within ten days prior to the date of the Agreement. The Agreement provides for the release of the shares to News Corp upon a change of control as defined in the Agreement, if certain conditions exist.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(13) Subsequent Events (Continued)

The Company also agreed to issue an additional 2,000,000 shares of its common stock to News Corp upon the achievement of certain milestones. Further, the Company agreed that if the milestones are not timely achieved, the Company shall issue to News Corp warrants to purchase 2,000,000 shares of the Company’s common stock which shall be exercisable for a term of two years at a price of $3.00 per share or such lesser price per share that is the closing per share of the Company’s common stock on any date that is within ten days prior to the date of the Agreement.

The Company has granted News Corp piggy back registration rights in connection with shares issuable to News Corp pursuant to the Agreement. The Company will rely upon an exemption from securities registration afforded by Section 4(2) the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder in connection with the issuance of the shares.

On February 16, 2007, Wurld Media, Inc. issued a promissory note to the Company in the principal amount of $1,500,000. Pursuant to the promissory note the Company advanced to Wurld Media the sum of $800,000, and in its sole discretion may make additional advances of up to, but not exceeding $1,500,000. The promissory note accrues interest at the rate of 8% and in the event of a default will accrue interest at the rate of 10%. The promissory note is secured by all of the assets of Wurld Media. The promissory note is due and payable upon the earlier of (i) the closing of the acquisition of the assets of Wurld Media, in which event, the loan amount will be credited against the purchase price of the assets or (ii) November 26, 2007.

The Company has entered into a Letter of Intent for the acquisition of the assets of Wurld Media and is currently conducting due diligence. In addition, pursuant to the letter of intent Wurld Media agreed to grant to the Company a perpetual worldwide, royalty-free license for all components of the Peer Impact store front and P2P platform which it owns and developed.

On March 6, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $380,000. Pursuant to the promissory note the Company advanced to Reality Group the sum of $190,000, and in its sole discretion may make additional advances of up to, but not exceeding $380,000. Interest on the promissory note accrues at the rate of 8% per annum. The promissory note is due on June 30, 2008 and is secured by all the assets of Reality Group. In addition, Grant Lee and Mike Bollan agreed to pledge 20% of the ordinary shares of Reality Group which they own as security for Reality Group’s obligations under the promissory note.