Form 10QSB
period 2007-03-31
ROO GROUP INC
filed 2007-05-21
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
61 Broadway, 32nd Floor
New York, New York 10006
(212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2007, the issuer had _____ outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$6,498
Accounts receivable, net	3,619
Notes receivable	800
Other current assets	1,323

Total current assets	12,240

Property and equipment, net	975
Deferred tax assets	198
Content, net	414
Software, net	704
Customer list, net	506
Domain names, net	38
Goodwill	1,373

Total assets	$16,448

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft and other obligations	$605
Accounts payable	2,902
Accrued expenses	564
Income tax payable	63
Other current liabilities	1,653

Total current liabilities	5,787

Capital lease obligations	235
Total liabilities	6,022
Commitments	--
Minority interest	(95)

Stockholders' Equity:
Series A preferred shares, $0.0001 par value: authorized 10,000,000 shares; issued and outstanding 10,000,000	1
Common stock, $0.0001 par value: authorized 500,000,000 shares; issued and outstanding 28,074,813	3
Less: subscription receivable, $0.0001 par value: 2,000,000 shares	--
Additional paid-in capital	45,980
Accumulated deficit	(35,490)
Accumulated other comprehensive income	27
Total stockholders' equity	10,521
Total liabilities and stockholders' equity	$16,448

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended March 31,
	2007	2006

Revenue	$3,002	$1,780
Expenses:
Operations	3,197	1,809
Research and development	1,339	230
Sales and marketing	1,613	912
General and administrative (exclusive of non-cash compensation)	2,262	999
Non-cash compensation	1,242	437

Total expenses	9,653	4,387

(Loss) from operations	(6,651)	(2,607)

Interest income	119	29
Interest expense - other	(7)	(6)

Net (loss) before income taxes	(6,539)	(2,584)

Income tax benefit (expense)	5	(29)

Net (loss) before minority interest	(6,534)	(2,613)

Minority interest	5	(34)

Net (loss) available to common shareholders	$(6,529)	$(2,647)

Basic and diluted net (loss) per common share	$(0.24)	$(0.20)

Weighted average common shares outstanding	27,541,480	13,176,436

Comprehensive (loss):
Net (loss)	$(6,529)	$(2,647)
Foreign currency translation	19	(14)

Comprehensive (loss)	$(6,510)	$(2,661)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months ended March 31,
	2007	2006
Operating Activities:
Net (loss)	$(6,529)	$(2,647)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Provision for doubtful accounts	9	--
Depreciation	71	39
Amortization of intangible assets	230	141
Non cash stock based compensation	1,242	437
Minority interest in subsidiaries	(5)	34

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(220)	(214)
Other assets	(174)	(436)

Increase (decrease) in:
Accounts payable	1,129	426
Accrued expenses	(313)	199
Income tax payable	(45)	5
Other liabilities	314	232

Total adjustments	2,238	863

Net Cash (Used) By Operating Activities - Forward	(4,291)	(1,784)

Investing Activities:
Issuance of notes receivable	(800)	--
Cash paid in MyVideoDaily acquisition	(250)	--
Investment in ROO Media Europe	--	(90)
Capitalization of content	(18)	(51)
Purchase of equipment	(82)	(39)

Net Cash (Used) By Investing Activities - Forward	$(1,150)	$(180)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months ended March 31,
	2007	2006
Net Cash (Used) By Operating Activities - Forwarded	$(4,291)	$(1,784)

Net Cash (Used) By Investing Activities - Forwarded	(1,150)	(180)

Financing Activities:
Bank overdraft and other obligations	(7)	--
(Decrease) in capital leases	(5)	(5)

Net Cash (Used) By Financing Activities	(12)	(5)

Effect of Exchange Rate Changes on Cash	14	1
Net Decrease in Cash	(5,439)	(1,968)
Cash - Beginning of Period	11,937	5,274
Cash - End of Period	$6,498	$3,306

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$--	$28
Interest	$4	$6

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

(2) Summary of Significant Accounting Policies

(A) Principles of Consolidation - The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 51% owned subsidiary Reality Group (Note 3). Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media, its wholly owned subsidiary ROO Media Europe Pty Ltd (Note 3), its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Sputnik Agency Pty. Ltd. and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of March 31, 2007 was $234.   As of March 31, 2007, one customer accounted for approximately 14% of our trade accounts receivable portfolio.

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

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, we included stock based compensation in general and administrative for the cost of stock options. Stock based compensation expense for the three months ended March 31, 2007 was $1,242.

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The Company granted options with exercise prices ranging from $2.75 to $4.50 to purchase 3,760,000 shares of its common stock during the three months ended March 31, 2007.

During the three months ended March 31, 2007, a total of 841,347 employee stock options had vested, with 6,697,000 employee stock options still unvested as of March 31, 2007.

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

On January 22, 2007, we entered into an Asset Purchase Agreement with RJM Price & Company, Inc. (“RJM”) and Robertson Price. Pursuant to the Agreement, we acquired all of the properties, rights and assets constituting the business of RJM, which operates under the name MyVideoDaily (“MVD”). The Agreement provides for a consideration of up to an aggregate of $1,350 payable as follows: (i) $250 paid upon the execution of the Agreement, (ii) $1,000 in shares of our common stock will be paid to Mr. Price in equal quarterly installments upon the achievement of certain milestones at a price per share which will be equal to the average closing price of our common stock over the final 20 trading days of the quarterly period in which the milestone is achieved; (iii) $100 payable upon the second anniversary of the closing of the acquisition.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Notes Receivable

On February 16, 2007, Wurld Media, Inc. issued a promissory note to the Company in the principal amount of $1,500. Pursuant to the promissory note the Company advanced to Wurld Media the sum of $800 and in its sole discretion may make additional advances of up to, but not exceeding $1,500. The promissory note accrues interest at the rate of 8% and in the event of a default will accrue interest at the rate of 10%. The promissory note is secured by all of the assets of Wurld Media. The promissory note is due and payable upon the earlier of (i) the closing of the acquisition of the assets of Wurld Media, in which event, the loan amount will be credited against the purchase price of the assets or (ii) November 26, 2007.

The Company has entered into a Letter of Intent for the acquisition of the assets of Wurld Media and is currently conducting due diligence. In addition, pursuant to the letter of intent Wurld Media agreed to grant to the Company a perpetual worldwide, royalty-free license for all components of the Peer Impact store front and P2P platform which it owns and developed.

On March 6, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $380. Pursuant to the promissory note the Company advanced to Reality Group the sum of $190 on March 6, 2007, and $190 on March 13, 2007. Interest on the promissory note accrues at the rate of 8% per annum. The promissory note is due on June 30, 2008 and is secured by all the assets of Reality Group. In addition, Grant Lee and Mike Bollan agreed to pledge 20% of the ordinary shares of Reality Group which they own as security for Reality Group’s obligations under the promissory note.

(5) Goodwill

Goodwill of $1,373 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition of $1,033, ROO Media Europe Limited of $90 and the acquisition of RJM of $250. The exercise of the Reality Group buy-back option led to a reduction of goodwill of $957 during the three months ended March 31, 2006 (Note 3).

(6) Stock Issuances

On January 25, 2007, we entered into an agreement with News Corporation (“News Corp”). The Agreement provides for the issuance of 2,000 shares of our common stock upon execution of the Agreement, which shall be held in escrow and released to News Corp on January 1, 2008, upon the achievement of certain milestones. The Agreement provides that if the milestones are not met, we shall issue to News Corp warrants to purchase 2,000 shares of our common stock which shall be exercisable for a term of two years at a price of $3.00 per share or such lesser price per share that is the closing price per share of our common stock on any date that is within ten days prior to the date of the Agreement. The Agreement provides for the release of the shares to News Corp upon a change of control as defined in the Agreement, if certain conditions exist.

We also agreed to issue an additional 2,000 shares of our common stock to News Corp upon the achievement of certain milestones. Further, we agreed that if the milestones are not timely achieved, we shall issue to News Corp warrants to purchase 2,000 shares of our common stock which shall be exercisable for a term of two years at a price of $3.00 per share or such lesser price per share that is the closing per share of our common stock on any date that is within ten days prior to the date of the Agreement.

We have granted News Corp piggy back registration rights in connection with shares issuable to News Corp pursuant to the Agreement.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Subsequent Events

On May 4, 2007, we entered into a securities purchase agreement pursuant to which we sold an aggregate of 10,000 shares of our common stock and warrants to purchase an additional 3,000 shares of our common stock to accredited investors resulting in gross proceeds of $25,000. The offering closed on May 10, 2007. The unit price of the common stock and corresponding warrant was $2.50. The warrants have an exercise price of $4.50 per share and a term of five years. At any time at which the market price of the Company's Common Stock exceeds $6.00 for 10 trading days during any 20 consecutive trading days, the Company may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement. The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed, up to a maximum of 10%. Also, if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is declared effective, up to a maximum of 10%, which increases to 18% if the registration statement is not declared effective within 2 years following the closing date.

Merriman Curhan Ford & Co. and Brimberg & Co, registered broker-dealers, acted as placement agents for the sale of the Company’s common stock The offering was made pursuant to an exemption from securities registration afforded by Section 4(2) the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder.

On May 11, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $400. Pursuant to the promissory note the Company advanced to Reality Group the sum of $400 on May 11, 2007. Interest on the promissory note accrues at the rate of 8% per annum. The promissory note is due on May 11, 2008.

(8) GOING CONCERN

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. We expect this trend to continue. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenues, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

OVERVIEW

We, through our operating subsidiaries, are a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. This includes providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery. We also operate a global network of individual destination portals under the brand ROO TV that enables end users in different regions around the world to view video content over the Internet that is topical, informative, up to date, and specific to the region in which they live. In conjunction with our subsidiaries, we currently provide the video solution for over 150 web sites in the United States, United Kingdom, and Australia. Comscore, an independent research company that tracks the video streams sent to users per month placed us as the 9th largest broadcaster of video in the world in its most recent December 2006 report.

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the three months ended March 31, 2007 and 2006. The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams and its 51% owned subsidiary Reality Group. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover, its wholly owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Factory212 Pty. Ltd. and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc. ROO Media Europe Pty Ltd. was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Pty Ltd. for $90,000. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

NET REVENUE

Total net revenue increased by $1,222,000 from $1,780,000 for the three months ended March 31, 2006 to $3,002,000 for the three months ended March 31, 2007, an increase of 69%. The increase is principally from the increasing sales revenue from operations.

EXPENSES

OPERATIONS. Operating expenses increased by $1,388,000 from $1,809,000 for the three months ended March 31, 2006 to $3,197,000 for the three months ended March 31, 2007, an increase of 77%. The increases were due to the increasing costs associated with increased revenue generation. These costs include content costs, salaries, web hosting and content delivery.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $1,109,000 from $230,000 for the three months ended March 31, 2006 to $1,339,000 for the three months ended March 31, 2007, an increase of 482%. The increases were due primarily to the increase in development activities associated with enhancements to our technology platform.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased by $701,000 from $912,000 for the three months ended March 31, 2006 to $1,613,000 for the three months ended March 31, 2007, an increase of 77%. These increases were primarily due to an increase in sales and marketing personnel.

We believe that additional sales and marketing personnel and programs are required to remain competitive. Therefore, we expect that our sales and marketing expenses will continue to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $2,068,000 from $1,436,000 for the three months ended March 31, 2006 to $3,504,000 for the three months ended March 31, 2007, an increase of 144%. The increase was due in part to the increase in non-cash costs of $805,000 which consists of stock based compensation expense on stock options, plus $1,263,000 that is primarily due to an increase in salaries for administrative support related to our increased operations.

INTEREST INCOME. Interest income increased by $90,000 from $29,000 for the three months ended March 31, 2006 to $119,000 for the three months ended March 31, 2007, an increase of 310%. This increase was primarily due to an increase in our cash and cash equivalents.

INTEREST EXPENSE, OTHER. Interest expense, other, was $6,000 for the three months ended March 31, 2006 and $7,000 for the three months ended March 31, 2007, respectively.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $6,539,000 for the three months ended March 31, 2007 compared to $2,584,000 for the three months ended March 31, 2006, an increase of $3,955,000 or 153%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 we had working capital of approximately $6,453,000 with a cash balance of $6,498,000. Management believes that there will be an increase in overall expenses to expand the Company’s operations on a global basis during 2007. Although revenues are expected to increase, it is unclear whether additional cash resources will be required during the next twelve months. On May 4, 2007, the Company entered into a common stock purchase agreement pursuant to which the Company sold an aggregate of $25,000,000 of shares of common stock and warrants to accredited investors (See Note 7 Subsequent Events in financial statements). We may undertake additional debt or equity financings if needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Net cash used in operating activities was $4,291,000 for the three months ended March 31, 2007, compared to $1,784,000 for the three months ended September 30, 2006, an increase of $2,507,000 or 141%. The increase in net cash used in operating activities is primarily the result of our increased expenses with our expanded operations.

Net cash used in investing activities was $1,150,000 for the three months ended March 31, 2007 compared to net cash used in investing activities for the three months ended March 31, 2007 of $180,000 an increase of $970,000 or 539%. The net cash used in investing activities increased primarily due to the issuance of $800,000 in notes and the cash investment in RJM of $250,000, the capitalization of software of $432,000 offset by the decrease in investment in ROO Media Europe of $90,000. On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90,000. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

Net cash used in financing activities was $12,000 for the three months ended March 31, 2007 compared to net cash used in financing activities of $5,000 for the three months ended March 31, 2006, an increase in net cash provided by financing activities of $7,000 or 140%.

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

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three months ended March 31, 2007 and 2006.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of March 31, 2007, one customer accounted for approximately 14% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2007, we sold an aggregate of 10,000,000 shares of common stock and 3,000,000 warrants to purchase shares of our common stock to accredited investors. The shares of common stock were sold at a price of $2.50 per share. Each investor will be issued warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock purchased. The warrants have an exercise price of $4.50 per share and a term of five years.

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

Item6.    Exhibits.

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

ROO GROUP, INC.

Dated: May 21, 2007	By:	/s/ Robert Petty
Robert Petty
Chief Executive Officer

Dated: May 21, 2007	By:	/s/ Lou Kerner
Lou Kerner
Chief Financial Officer