Form 10QSB
period 2007-06-30
ROO GROUP INC
filed 2007-08-20
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
61 Broadway, 32 nd Floor
New York, New York 10006
(212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2007, the issuer had 38,972,918 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2007
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$23,840
Accounts receivable, net	3,246
Notes receivable	1,194
Other current assets	1,439
Total current assets	29,719

Property and equipment, net	1,058
Restricted cash	101
Deferred tax assets	208
Content, net	350
Software, net	637
Customer list, net	410
Domain names, net	35
Goodwill	1,623
Total assets	$34,141

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft and other obligations	$395
Accounts payable	2,694
Accrued expenses	539
Income tax payable	65
Other current liabilities	1,749
Total current liabilities	5,442

Capital lease obligations	220
Total liabilities	5,662
Commitments and contingencies	—
Minority interest	(62)

Stockholders' Equity:
Series A preferred shares, $0.0001 par value: authorized 10,000,000 shares; issued and outstanding 10,000,000	1
Common stock, $0.0001 par value: authorized 500,000,000 shares; issued and outstanding 38,372,918	4
Less: subscription receivable, $0.0001 par value: 2,000,000 shares	—
Additional paid-in capital	71,358
Accumulated deficit	(42,849)
Accumulated other comprehensive income	27
Total stockholders' equity	28,541
Total liabilities and stockholders' equity	$34,141

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$3,584	$2,014	$6,586	$3,794
Expenses:
Operations	3,589	1,916	6,786	3,725
Research and development	1,557	287	2,896	517
Sales and marketing	1,857	1,037	3,470	1,949
General and administrative (exclusive of non-cash compensation)	2,878	1,315	5,140	2,314
Non-cash compensation	1,237	719	2,479	1,156
Total expenses	11,118	5,274	20,771	9,661

(Loss) from operations	(7,534)	(3,260)	(14,185)	(5,867)

Interest income	213	26	332	55
Interest expense - other	(26)	(15)	(33)	(21)
Other income (expense)	20	—	20	—
Net (loss) before income taxes	(7,327)	(3,249)	(13,866)	(5,833)

Income tax benefit (expense)	—	—	5	(29)

Net (loss) before minority interest	(7,327)	(3,249)	(13,861)	(5,862)

Minority interest	(33)	2	(28)	(32)

Net (loss) available to common shareholders	$(7,360)	$(3,247)	$(13,889)	$(5,894)

Basic and diluted net (loss) per common share	$(0.22)	$(0.25)	$(0.46)	$(0.45)
Weighted average common shares outstanding	33,899,002	13,176,436	30,459,898	13,176,436

Comprehensive (loss):
Net (loss)	$(7,360)	$(3,247)	$(13,889)	$(5,894)
Foreign currency translation	13	4	32	(10)
Comprehensive (loss)	$(7,347)	$(3,243)	$(13,857)	$(5,904)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating Activities:
Net (loss)	$(13,889)	$(5,894)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Provision for doubtful accounts	1	—
Depreciation	146	80
Amortization of intangible assets	517	283
Non cash stock based compensation	2,479	1,092
Non cash preferred stock issued as performance bonus	—	64
Minority interest in subsidiaries	27	32

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	161	(230)
Other assets	(289)	(842)

Increase (decrease) in:
Accounts payable	922	539
Accrued expenses	(338)	272
Income tax payable	(53)	(8)
Other liabilities	411	263
Total adjustments	3,984	1,545

Net Cash (Used) By Operating Activities - Forward	(9,905)	(4,349)

Investing Activities:
Investment in restricted cash	(101)	—
Notes receivable	(1,194)	—
Investment in MyVideoDaily	(250)	—
Investment in VideoDome	—	(20)
Investment in ROO Media Europe	—	(90)
Capitalization of software	—	(85)
Capitalization of content	(65)	(102)
Purchase of equipment	(204)	(96)
Net Cash (Used) By Investing Activities - Forward	$(1,814)	$(393)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006

Net Cash (Used) By Operating Activities - Forwarded	$(9,905)	$(4,349)

Net Cash (Used) By Investing Activities - Forwarded	(1,814)	(393)

Financing Activities:
Proceeds from private placement, net	23,880	—
Proceeds from exercise of warrants	13	—
Bank overdraft and other obligations	(206)	204
Repayment of capital leases	(32)	(9)

Net Cash Provided By Financing Activities	23,655	195

Effect of Exchange Rate Changes on Cash	(33)	8

Net Increase (Decrease) in Cash	11,903	(4,539)
Cash and Cash Equivalents - Beginning of Period	11,937	5,274
Cash and Cash Equivalents - End of Period	$23,840	$735

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$49
Interest	$33	$21

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Issuance of stock in investment in MyVideoDaily (see Note 3)	$250	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

(2) Summary of Significant Accounting Policies

(A) Principles of Consolidation - The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams, its 51% owned subsidiary Reality Group and its wholly owned subsidiary ROO HD, Inc. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media, its wholly owned subsidiary ROO Media Europe Pty Ltd (Note 3), its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Sputnik Agency Pty. Ltd. (formerly Factory212 Pty. Ltd.) and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(F) Cash and Cash Equivalents - ROO considers all highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

(F) Restricted Cash - As of June 30, 2007, ROO has pledged approximately $101 as collateral for standby letters of credit that guarantee its contractual obligations relating to its real estate lease agreement in Los Angeles, California.

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

(I) Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, which invest primarily in commercial paper, high quality corporate obligations, and high quality asset and loan backed securities. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of June 30, 2007 was $188.

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

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, we included stock based compensation in general and administrative expenses for the cost of stock options. Stock based compensation expense for the three and six months ended June 30, 2007 was $1,237 and $2,479, respectively.

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company granted options with exercise prices ranging from $2.15 to $4.50 to purchase 4,110,000 shares of its common stock during the six months ended June 30, 2007.

During the six months ended June 30, 2007, a total of 1,637,295 stock options vested, a total of 361,875 stock options were cancelled with 5,624,246 stock options unvested as of June 30, 2007. A total of 9,395,980 stock options were outstanding on June 30, 2007.

On April 3, 2007 our Board of Directors of ROO Group, Inc. increased the number of shares which may be issued under the 2004 Stock Option Plan to an aggregate of 12,000,000 shares of common stock.

(3) Acquisitions

On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

On January 22, 2007, we entered into an Asset Purchase Agreement with RJM Price & Company, Inc. (“RJM”) and Robertson Price. Pursuant to the Agreement, we acquired all of the properties, rights and assets constituting the business of RJM, which operates under the name MyVideoDaily (“MVD”). The Agreement provides for a consideration of up to an aggregate of $1,350 payable as follows: (i) $250 paid upon the execution of the Agreement, (ii) $1,000 in shares of our common stock will be paid to Mr. Price in equal quarterly installments upon the achievement of certain milestones at a price per share which will be equal to the average closing price of our common stock over the final 20 trading days of the quarterly period in which the milestone is achieved; (iii) $100 payable upon the second anniversary of the closing of the acquisition. On May 17, 2007, RJM was issued 92,379 shares of our common stock valued at $250 for achieving the first quarter milestone. The costs of this acquisition to date of $500 has been recorded as goodwill.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Notes Receivable

On February 16, 2007, Wurld Media, Inc. (“Wurld Media”) issued a promissory note to the Company in the principal amount of $1,500. Pursuant to the promissory note the Company advanced to Wurld Media the sum of $800, and in its sole discretion may make additional advances of up to, but not exceeding $1,500. The promissory note accrues interest at the rate of 8% and in the event of a default will accrue interest at the rate of 10%. The promissory note is secured by all of the assets of Wurld Media. The promissory note is due and payable upon the earlier of (i) the closing of the acquisition of the assets of Wurld Media (See subsequent events Note 9), in which event, the loan amount will be credited against the purchase price of the assets or (ii) November 26, 2007.

On June 15, 2005, Greg Kerber issued a promissory note to the Company in the principal amount of $400. Pursuant to the promissory note, the Company advanced to Greg Kerber the sum of $394. The promissory note accrues interest at the rate of 8% and in the event of a default will accrue interest at the rate of 10%. The promissory note is secured by certain of his shares in Wurld Media. The promissory note is due and payable upon demand by the Company. This promissory note has been paid in full and is included in the acquisition of the assets of Wurld Media (See subsequent events Note 9).

On March 6, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $380. Pursuant to the promissory note the Company advanced to Reality Group the sum of $190, on March 6, 2007, and $190 on March 13, 2007. Interest on the promissory note accrues at the rate of 8% per annum. The promissory note is due on June 30, 2008 and is secured by all the assets of Reality Group. In addition, Grant Lee and Mike Bollan agreed to pledge 20% of the ordinary shares of Reality Group which they own as security for Reality Group’s obligations under the promissory note. These eliminate in consolidation.

On May 11, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $400. Pursuant to the promissory note the Company advanced to Reality Group the sum of $400, on May 11, 2007. Interest on the promissory note accrues at the rate of 8% per annum. The promissory note is due on May 11, 2008. These eliminate in consolidation.

(5) Goodwill

Goodwill of $1,623 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition of $1,033, ROO Media Europe Limited of $90 and the acquisition of RJM of $500.

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

We also agreed to issue an additional 2,000,000 shares of our common stock to News Corp upon the achievement of certain milestones. Further, we agreed that if the milestones are not timely achieved, we shall issue to News Corp warrants to purchase 2,000,000 shares of our common stock which shall be exercisable for a term of two years at a price of $3.00 per share or such lesser price per share that is the closing per share of our common stock on any date that is within ten days prior to the date of the Agreement.

We have granted News Corp piggy-back registration rights in connection with the shares issuable pursuant to the Agreement.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Stock Issuances (Continued)

On May 4, 2007, we entered into a securities purchase agreement pursuant to which the Company sold an aggregate of 10,000,000 shares of our common stock and warrants to purchase an additional 3,000,000 shares of our common stock to accredited investors resulting in gross proceeds of $25,000. The offering closed on May 10, 2007. The unit price of the common stock and corresponding warrant was $2.50. The warrants have an exercise price of $4.50 per share and a term of five years. The warrants were valued under the Black-Scholes method as $5,117. At any time at which the market price of our Common Stock exceeds $6.00 for 10 trading days during any 20 consecutive trading days, we may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement. We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed, up to a maximum of 10%. Also, if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is declared effective, up to a maximum of 10%, which increases to 18% if the registration statement is not declared effective within 2 years following the closing date. Merriman Curhan Ford & Co. and Brimberg & Co., registered broker-dealers, acted as placement agents for the sale of the Company’s common stock. In connection with the May 2007 Financing, we received net proceeds of $23,880 after payment of placement agent fees of $1,000, legal fees and expenses of $115, and escrow agent fees of $5.

(7) Commitments and Contingencies

A contingent liability has been calculated based on the agreement between ROO Broadcasting Limited, a wholly owned subsidiary of the Company and Sputnik Agency Pty. Ltd. (“Sputnik”) on October 28, 2005. Subject to the conditions described below, the Company may issue additional shares ("Additional Shares") of common stock to the Sputnik shareholders, issuable after December 31, 2007, calculated as follows:

51% of [(1 * Sputnik Revenue) + (4 * Sputnik Earnings)]

Average ROO Share Price

where: "Sputnik Revenue" means the billings less all media and third party supplier costs of Sputnik for the twelve month period ending December 31, 2007; "Sputnik Earnings" means the earnings of Sputnikbefore tax and after deduction of interest and all other expenses for the twelve month period ending December 31, 2007; and "Average ROO Share Price" means the average price of the Company's common stock during the final five trading days of December 2007.

If the Company does not issue the computed number of Additional Shares, ROO Broadcasting’s 51% ownership of Sputnik will be reduced on a pro rata basis by the difference between the computed number of Additional Shares and the actual number of Additional Shares issued. If the Company does not issue any Additional Shares, ROO Broadcasting will relinquish all of its 51% ownership of Sputnik. However, if the Sputnik Earnings are greater than 15% of the Sputnik Revenue and the number of Additional Shares to be issued are less than 4.9% of the then current outstanding shares of common stock of the Company, the Company must proceed with issuing the maximum number of Additional Shares in accordance with the above formula.

The contingent liablity calculated is $1,424 as of June 30, 2007 based on actual results for the six months ended June 30, 2007. This contingent liability was consideration in the purchase and therefore will be recorded as customer lists and amortized over four years upon its completion. This contingent liablity is expected to approximately double, based on the full year results upon completion.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Reporting

We derive our revenue from two operating segments. These operating segments are presented on a worldwide basis and include: Online Digital Media and Advertising Agency.

Online Digital Media operations span all aspects from website creation and supply of technology, to content and delivery of static and video assets, online property development and management as well as monetizing video through advertising sales.

Advertising Agency operations represent varied forms of media and services which comprise and support client campaigns. These operations include direct marketing, incentive programs, internal communications, customer relationship management, brand planning, sales promotion, creative, brand identity, sponsorships, on-line marketing, new media, media planning, media buying and packaging.

As a result of the continued growth and the changing nature of our business, we believe it is now necessary to disclose our operations on a segment by segment basis. Although the Advertising Agency segment operations are greater than just traditional media, it has been decided that its activities are significantly different from the pure online activities of our Online Digital Media segment. As our operations continue to evolve, we will continue to regularly review the business to determine if there is a need to make changes to the reported segments.

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period information has been reported to conform to the new segment presentation. The following table provides revenue and segment income (loss) from operations for each of the segments. Segment income (loss) from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a segment, and include: salaries and benefits for the Company’s corporate executives, corporate governance costs, fees for professional service providers including audit, legal, tax, insurance; and, other corporate expenses.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Online Digital Media	$2,238	$909	$4,417	$1,611
Advertising Agency	1,346	1,105	2,169	2,183
Corporate	—	—	—	—
Total revenue	$3,584	$2,014	$6,586	$3,794

Operating (loss) income:
Online Digital Media	$(5,673)	$(2,084)	$(10,366)	$(3,907)
Advertising Agency	(93)	(59)	(292)	(46)
Corporate	(1,768)	(1,117)	(3,527)	(1,914)
Total operating (loss) income	$(7,534)	$(3,260)	$(14,185)	$(5,867)

	As of June 30,
	2007
Assets:
Online Digital Media	$4,792
Advertising Agency	2,283
Corporate	27,066
Total assets	$34,141

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(9) Subsequent Events

On July 12, 2007, ROO HD, Inc. (“ROO HD”), a wholly owned subsidiary of ROO Group Inc. (“ROO”), entered into an Asset Purchase Agreement with Wurld Media, Inc. (“Wurld Media”), Gregory Kerber and Kirk Feathers. Wurld Media specializes in the peer-to-peer distribution of music, movies, games, TV shows and other audio, video, and/or audio/video content.

The acquisition was completed on July 17, 2007. The assets acquired by ROO HD, Inc. pursuant to the Agreement, include: (i) certain fixed assets, equipment, fixtures, leasehold improvements located at Wurld Media’s office in Saratoga Springs, New York; (ii) certain intellectual property of Wurld Media; (iii) the goodwill of Wurld Media; (iv) the customer logs, location files and records of Wurld Media, (v) all claims, entitlements, rebates, refunds, settlements, awards or other rights related to the assets acquired by ROO HD.

The consideration for the assets acquired by ROO HD was an aggregate of approximately $4,300, consisting of approximately $3,200 in cash and the issuance of 655,000 shares of common stock of ROO.

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

OVERVIEW

We, through our operating subsidiaries, are a service provider that enables businesses to leverage digital media assets and provide an enhanced end user experience. Our business is divided into two segments: Online Digital Media and Advertising Agency.

Online Digital Media provides products and solutions that enable the broadcast of topical video content from our customers’ Internet web sites as well as monetizing that video through advertising sales. This includes providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcast platforms such as set top boxes and wireless devices (mobile phones and PDAs). We also provide customers with a hybrid distribution and delivery solution with our P2P technology and products.

Advertising Agency provides varied forms of media and services which support our client campaigns. Our competencies span from creative, account service and media planning and buying to technical web development, direct marketing, incentive programs, CRM, and sales promotion. Our Advertising Agency segment represents a range of clients in the automotive, consumer package goods and lifestyle product categories.

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the three and six months ended June 30, 2007 and 2006. The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams, its 51% owned subsidiary Reality Group, and its wholly owned subsidiary ROO HD, Inc. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover, its wholly owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Sputnik Agency Pty. Ltd. (formerly Factory212 Pty. Ltd.) and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc. ROO Media Europe Pty Ltd. was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Pty Ltd. for $90,000. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

REVENUE. Consolidated revenue increased by $1,570,000 from $2,014,000 for the three months ended June 30, 2006 to $3,584,000 for the three months ended June 30, 2007, an increase of 78%.

Online Digital Media segment revenue increased by $1,329,000 from $909,000 for the three months ended June 30, 2006 to $2,238,000 for the three months ended June 30, 2007, an increase of 146%. The increase is principally from the increase in customers and the inclusion of revenue from the acquisition of Sputnik in October 2006 not included for prior period results.

Advertising Agency segment revenue increased by $241,000 from $1,105,000 for the three months ended June 30, 2006 to $1,346,000 for the three months ended June 30, 2007, an increase of 22%. The revenue has increased but it varies quarter to quarter and has remained static for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

EXPENSES

OPERATIONS. Operating expenses consist primarily of content costs, salaries and related personnel costs, web hosting, content delivery and costs directly related to revenue generation. Operating expenses increased by $1,673,000 from $1,916,000 for the three months ended June 30, 2006 to $3,589,000 for the three months ended June 30, 2007, an increase of 87%. This increase was primarily due to the increase in operations personnel, content costs and content delivery costs due to increased revenue generation, and the inclusion of operating costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $1,270,000 from $287,000 for the three months ended June 30, 2006 to $1,557,000 for the three months ended June 30, 2007, an increase of 443%. The increases were due primarily to the increase in development activities associated with enhancements to our technology platform in our Online Digital Media segment.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased $820,000 from $1,037,000 for the three months ended June 30, 2006 to $1,857,000 for the three months ended June 30, 2007, an increase of 79%. These increases were primarily due to an increase in sales and marketing personnel, and the inclusion of sales and marketing costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $2,081,000 from $2,034,000 for the three months ended June 30, 2006 to $4,115,000 for the three months ended June 30, 2007, an increase of 102%. The increase of $2,081,000 was due to the increase in non-cash costs of $518,000, which consists of an increase in stock based compensation expense on stock options of $582,000 less $64,000 in preferred shares issued as a performance bonus in 2006, plus $1,563,000 that is primarily due to an increase in salaries for administrative support, an increase in office space, an increase in depreciation and amortization on assets, and the inclusion of general and administrative costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

INTEREST INCOME. Interest income increased by $187,000 from $26,000 for the three months ended June 30, 2006 to $213,000 for the three months ended June 30, 2007, an increase of 719%. This increase was primarily due to an increase in our cash and cash equivalents from the proceeds of the private placement in May 2007.

INTEREST EXPENSE, OTHER. Interest expense, other, was $15,000 for the three months ended June 30, 2006 and $26,000 for the three months ended June 30, 2007, respectively.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $7,327,000 for the three months ended June 30, 2007 compared to $3,249,000 for the three months ended June 30, 2006, an increase of $4,078,000 or 126%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

REVENUE. Consolidated revenue increased by $2,792,000 from $3,794,000 for the six months ended June 30, 2006 to $6,586,000 for the six months ended June 30, 2007, an increase of 74%.

Online Digital Media segment revenue increased by $2,806,000 from $1,611,000 for the six months ended June 30, 2006 to $4,417,000 for the six months ended June 30, 2007, an increase of 174%. The increase is principally from the increase in customers and the inclusion of revenue of the acquisition of Sputnik in October 2006 not included for prior period results.

Advertising Agency segment revenue decreased by $14,000 from $2,183,000 for the six months ended June 30, 2006 to $2,169,000 for the six months ended June 30, 2007, a decrease of 1%. The revenue has decreased but it varies quarter to quarter and has remained static for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

EXPENSES

OPERATIONS. Operating expenses consist primarily of content costs, salaries and related personnel costs, web hosting, content delivery and costs directly related to revenue generation. Operating expenses increased by $3,061,000 from $3,725,000 for the six months ended June 30, 2006 to $6,786,000 for the six months ended June 30, 2007, an increase of 82%. This increase was primarily due to the increase in operations personnel, content costs and content delivery costs due to increased revenue generation, and the inclusion of operating costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $2,379,000 from $517,000 for the six months ended June 30, 2006 to $2,896,000 for the six months ended June 30, 2007, an increase of 460%. The increases were due primarily to the increase in development activities associated with enhancements to our technology platform in our Online Digital Media segment.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased $1,521,000 from $1,949,000 for the six months ended June 30, 2006 to $3,470,000 for the six months ended June 30, 2007, an increase of 78%. These increases were primarily due to an increase in sales and marketing personnel, and the inclusion of sales and marketing costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $4,149,000 from $3,470,000 for the six months ended June 30, 2006 to $7,619,000 for the six months ended June 30, 2007, an increase of 120%. The increase of $4,149,000 was due to the increase in non-cash costs of $1,323,000, which consists of an increase in stock based compensation expense on stock options of $1,387,000 less $64,000 in preferred shares issued as a performance bonus in 2006, plus $2,826,000 that is primarily due to an increase in salaries for administrative support, an increase in office space, an increase in depreciation and amortization on assets, and the inclusion of general and administrative costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

INTEREST INCOME. Interest income increased by $277,000 from $55,000 for the six months ended June 30, 2006 to $332,000 for the six months ended June 30, 2007, an increase of 504%. This increase was primarily due to an increase in our cash and cash equivalents from the proceeds of the private placement in May 2007.

INTEREST EXPENSE, OTHER. Interest expense, other, was $21,000 for the six months ended June 30, 2006 and $33,000 for the six months ended June 30, 2007, respectively.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $13,866,000 for the six months ended June 30, 2007 compared to $5,833,000 for the six months ended June 30, 2006, an increase of $8,033,000 or 138%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 we had working capital of approximately $24,277,000 and a cash and cash equivalents balance of $23,840,000. Although revenues are expected to increase, it is unclear whether additional cash resources will be required during the next twelve months. On May 4, 2007, the Company entered into a common stock purchase agreement pursuant to which the Company sold an aggregate of $25,000,000 of shares of common stock and warrants to accredited investors (See Note 6 Stock Issuances in financial statements). We may undertake additional debt or equity financings if needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Net cash used in operating activities was $9,905,000 for the six months ended June 30, 2007, compared to $4,349,000 for the six months ended June 30, 2006, an increase of $5,556,000 or 128%. The increase in net cash used in operating activities is primarily the result of our increased expenses with our expanded operations.

Net cash used in investing activities was $1,814,000 for the six months ended June 30, 2007 compared to net cash used in investing activities for the six months ended June 30, 2006 of $393,000 an increase of $1,421,000 or 362%. The net cash used in investing activities increased primarily due to the issuance of $1,194,000 in notes and the cash investment in RJM of $250,000.

Net cash provided by financing activities was $23,655,000 for the six months ended June 30, 2007 compared to net cash provided by financing activities of $195,000 for the six months ended June 30, 2006, an increase in net cash provided by financing activities of $23,447,000. The increase is primarily the result of the proceeds from the May 2007 private placement of $23,880,000.

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

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three and six months ended June 30, 2007 and 2006.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2007, we entered into a Securities Purchase Agreement pursuant to which we sold an aggregate of 10,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock to 31 accredited. The shares of common stock were sold at a price of $2.50 per share or an aggregate of $25,000,000. Each investor was issued warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock purchased. The warrants have an exercise price of $4.50 per share and a term of five years. At any time at which the market price of the Company's Common Stock exceeds $6.00 for 10 trading days during any 20 consecutive trading days, the Company may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement and provided further that, in no event shall the number of shares that may be acquired by the holder in the event the Company calls the warrant will result in the holder's ownership of more than 4.9% of our common stock, for purposes of Section 13(d) or Section 16 of the 1934 Act.

We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time we are required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the registration statement is filed. Further, if the registration statement is not declared effective within (i) 90 days of the closing (or in the event of a review by the SEC, within 120 days following the closing date), or (ii) 5 trading days after being notified that the registration will not be reviewed or will not be subject to further review, the Company is required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the registration statement is declared effective; provided that if one or more registration statements shall not be effective two years after the closing, we will be required to pay an additional 8% in liquidated damages. In the event one or more registration statements is filed and declared effective, but shall thereafter cease to be effective and such lapse is not cured within 10 business days, we will be required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the earlier of (i) the date the lapse is cured or (ii) the earlier of the date on which all of the securities purchased by the investors can be sold pursuant to Rule 144(k) or all the securities are sold pursuant to a registration statement.

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

ROO GROUP, INC.

Dated: August 20, 2007	By:	/s/ Robert Petty
Robert Petty
Chief Executive Officer

Dated: August 20, 2007	By:	/s/ Robin Smyth
Robin Smyth
Interim Chief Financial Officer