Form 10QSB
period 2007-09-30
ROO GROUP INC
filed 2007-11-19
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-25659

ROO GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3447894 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16 2007, the issuer had 39,028,418 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2007
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$16,278
Accounts receivable, net	3,204
Other current assets	1,369
Total current assets	20,851

Property and equipment, net	2,281
Restricted cash	102
Content, net	307
Software, net	3,555
Customer list, net	310
Domain names, net	33
Goodwill	1,623
Deferred tax assets	218
Total assets	$29,280

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft and other obligations	$230
Accounts payable	3,312
Accrued expenses	967
Income tax payable	68
Other current liabilities	1,892
Total current liabilities	6,469

Capital lease obligations	217
Total liabilities	6,686
Commitments	-
Minority interest	(77)

Stockholders' Equity:
Series A preferred shares, $0.0001 par value: authorized 10,000,000 shares; issued and outstanding 10,000,000	1
Common stock, $0.0001 par value: authorized 500,000,000 shares; issued and outstanding 39,028,418	4
Less: subscription receivable, $0.0001 par value: 2,000,000 shares	-
Additional paid-in capital	73,639
Accumulated deficit	(51,061)
Accumulated other comprehensive income	88
Total stockholders' equity	22,671
Total liabilities and stockholders' equity	$29,280

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$3,434	$2,230	$10,020	$6,024
Expenses:
Operations	3,461	2,138	10,247	5,864
Research and development	2,093	382	4,989	899
Sales and marketing	2,095	1,415	5,565	3,364
General and administrative (exclusive of non-cash compensation)	3,090	1,455	8,230	3,769
Non-cash compensation	1,177	581	3,656	1,737
Total expenses	11,916	5,971	32,687	15,633

(Loss) from operations	(8,482)	(3,741)	(22,667)	(9,609)

Interest income	262	17	594	72
Interest expense - other	(18)	(21)	(51)	(42)
Other income (expense)	9	-	29	-

Net (loss) before income taxes	(8,229)	(3,745)	(22,095)	(9,579)

Income tax benefit (expense)	-	3	5	(26)

Net (loss) before minority interest	(8,229)	(3,742)	(22,090)	(9,605)

Minority interest	17	3	(11)	(29)

Net (loss) available to common shareholders	$(8,212)	$(3,739)	$(22,101)	$(9,634)

Basic and diluted net (loss) per common share	$(0.21)	$(0.24)	$(0.66)	$(0.65)
Weighted average common shares outstanding	38,907,293	15,290,349	33,388,117	14,811,231

Comprehensive (loss):
Net (loss)	$(8,212)	$(3,739)	$(22,101)	$(9,634)
Foreign currency translation	61	2	80	(8)
Comprehensive (loss)	$(8,151)	$(3,737)	$(22,021)	$(9,642)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating Activities:
Net (loss)	$(22,101)	$(9,634)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Provision for doubtful accounts	48	8
Depreciation	403	106
Amortization of intangible assets	957	444
Non cash stock based compensation	3,656	1,544
Non cash warrants and options for services	-	129
Non cash preferred stock issued as performance bonus	-	64
Minority interest in subsidiaries	11	29

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	155	(537)
Other assets	(219)	(1,121)

Increase (decrease) in:
Accounts payable	1,539	933
Accrued expenses	53	336
Income tax payable	(60)	(23)
Other liabilities	554	462
Total adjustments	7,097	2,374

Net Cash (Used) By Operating Activities - Forward	(15,004)	(7,260)

Investing Activities:
Investment in restricted cash	(102)	-
Cash paid in MyVideoDaily acquisition	(250)	-
Investment in assets acquired from Wurld Media	(3,174)	-
Investment in ROO Media Europe	-	(90)
Investment in VideoDome	-	(20)
Capitalization of software	-	(432)
Capitalization of content	(89)	(132)
Purchase of equipment	(448)	(178)

Net Cash (Used) By Investing Activities - Forward	$(4,063)	$(852)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Net Cash (Used) By Operating Activities - Forwarded	$(15,004)	$(7,260)

Net Cash (Used) By Investing Activities - Forwarded	(4,063)	(852)

Financing Activities:
Proceeds from private placements, net	23,875	4,985
Proceeds from exercise of warrants	13	-
Bank overdrafts and other obligations, net	(373)	144
Repayment of capital leases	(45)	(14)

Net Cash Provided By Financing Activities	23,470	5,115

Effect of Exchange Rate Changes on Cash	(62)	(8)

Net Increase (Decrease) in Cash	4,341	(3,005)
Cash and Cash Equivalents - Beginning of Periods	11,937	5,274
Cash and Cash Equivalents - End of Periods	$16,278	$2,269

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Income taxes	$-	$-
Interest	$50	$42

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

(2) Summary of Significant Accounting Policies

(A) Principles of Consolidation - The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams Media, Inc., its 51% owned subsidiary Reality Group Pty. Ltd. and its wholly owned subsidiary ROO HD, Inc. Included in the consolidation with ROO Media Corporation are its wholly owned subsidiary ROO Media (Australia) Pty. Ltd. and ROO Media (Australia) Pty. Ltd.'s wholly owned subsidiary Undercover Media Pty. Ltd., its wholly owned subsidiary ROO Media Europe Limited (Note 3), its wholly owned subsidiary ROO Broadcasting Limited, ROO Broadcasting Limited’s 51% owned subsidiary Sputnik Agency Pty. Ltd. (formerly Factory212 Pty. Ltd.) and its wholly owned subsidiary ROO TV Pty. Ltd. Included in the consolidation with Bickhams Media, Inc. is its wholly owned subsidiary VideoDome.com Networks, Inc.

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

(C) Foreign Currency Translation - Assets and liabilities of ROO's foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

(F) Restricted Cash - As of September 30, 2007, ROO has pledged approximately $102 as collateral for standby letters of credit that guarantee its contractual obligations relating to its real estate lease agreement in Los Angeles, California.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of September 30, 2007 was $236.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(L) Stock-Based Compensation - The company accounts for stock-based compensation using the guidance of SFAS No. 123R, "Share-Based Payment" which was adopted on January 1, 2006, using a "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.

Beginning in the 2006 calendar year, with the adoption of SFAS 123R, we included stock based compensation in general and administrative expenses for the cost of stock options. Stock based compensation expense for the three and nine months ended September 30, 2007 was $1,177 and $3,656, respectively.

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The Company granted options with exercise prices ranging from $2.15 to $4.50 to purchase 4,110,000 shares of its common stock during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, a total of 2,106,808 stock options vested, a total of 1,607,069 stock options were cancelled or expired, a total of 872,929 stock options were forfeited, with 4,952,151 stock options unvested as of September 30, 2007. A total of 7,277,857 stock options were outstanding on September 30, 2007.

On April 3, 2007 our Board of Directors of ROO Group, Inc. increased the number of shares which may be issued under the 2004 Stock Option Plan to an aggregate of 12,000,000 shares of common stock.

(3) Acquisitions

On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90. ROO Media Europe Limited is now a wholly owned subsidiary of ROO Media Corporation.

On January 22, 2007, we entered into an Asset Purchase Agreement with RJM Price & Company, Inc. (“RJM”) and Robertson Price. Pursuant to the Agreement, we acquired all of the properties, rights and assets constituting the business of RJM, which operates under the name MyVideoDaily (“MVD”). The Agreement provides for a consideration of up to an aggregate of $1,350 payable as follows: (i) $250 paid upon the execution of the Agreement, (ii) $1,000 in shares of our common stock will be paid to Mr. Price in equal quarterly installments upon the achievement of certain milestones at a price per share which will be equal to the average closing price of our common stock over the final 20 trading days of the quarterly period in which the milestone is achieved; (iii) $100 payable upon the second anniversary of the closing of the acquisition. On May 17, 2007, RJM was issued 92,379 shares of our common stock valued at $250 for achieving the first quarter milestone. The cost of this acquisition to date of $500 has been recorded as goodwill. See subsequent events (Note 9).

On July 12, 2007, ROO HD, Inc. (“ROO HD”), a wholly owned subsidiary of ROO, entered into an Asset Purchase Agreement with Wurld Media, Inc. (“Wurld Media”), Gregory Kerber and Kirk Feathers. Wurld Media specializes in the peer-to-peer distribution of music, movies, games, TV shows and other audio, video, and audio/video content.

The acquisition was completed and closed on July 17, 2007. The assets acquired by ROO HD, Inc. pursuant to the Agreement, include: (i) certain fixed assets, equipment, fixtures, and leasehold improvements located at Wurld Media’s office in Saratoga Springs, New York; (ii) certain intellectual property of Wurld Media; (iii) the customer logs, location files and records of Wurld Media, (iv) all claims, entitlements, rebates, refunds, settlements, awards or other rights related to the assets acquired by ROO HD.

The consideration for the assets acquired by ROO HD was an aggregate of $4,320, consisting of $3,212 in cash and the issuance of 655,500 shares of common stock of ROO valued on July 17, 2007 at $1.69 per share or $1,108. The total purchase consideration was allocated to the assets acquired at their estimated fair values as of the date of acquisition, as determined by ROO’s management, at $3,180 of software and $1,140 of fixed assets.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Notes Receivable

On February 16, 2007, Wurld Media issued a promissory note to the Company in the principal amount of $1,500. Pursuant to the promissory note the Company advanced to Wurld Media the sum of $800, and in its sole discretion may make additional advances of up to, but not exceeding $1,500. The promissory note accrues interest at the rate of 8% and in the event of a default will accrue interest at the rate of 10%. The promissory note is secured by all of the assets of Wurld Media. The promissory note is due and payable upon the earlier of (i) the closing of the acquisition of the assets of Wurld Media (Note 3), in which event, the loan amount will be credited against the purchase price of the assets or (ii) November 26, 2007. This promissory note has been paid in full and is included in the assets of Wurld Media acquired (Note 3).

On June 15, 2005, Greg Kerber issued a promissory note to the Company in the principal amount of $400. Pursuant to the promissory note, the Company advanced to Greg Kerber the sum of $394. The promissory note accrues interest at the rate of 8% and in the event of a default will accrue interest at the rate of 10%. The promissory note is secured by certain of his shares in Wurld Media. The promissory note is due and payable upon demand by the Company. This promissory note has been paid in full and is included in the assets of Wurld Media acquired (Note 3).

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

(5) Goodwill

Goodwill of $1,623 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition of $1,033, ROO Media Europe Ltd. of $90 and the acquisition of RJM of $500.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Stock Issuances (Continued)

On May 4, 2007, we entered into a securities purchase agreement pursuant to which the Company sold an aggregate of 10,000,000 shares of our common stock and warrants to purchase an additional 3,000,000 shares of our common stock to accredited investors resulting in gross proceeds of $25,000. The offering closed on May 10, 2007. The unit price of the common stock and corresponding warrant was $2.50. The warrants have an exercise price of $4.50 per share and a term of five years. The warrants were valued under the Black-Scholes method as $5,117. At any time at which the market price of our Common Stock exceeds $6.00 for 10 trading days during any 20 consecutive trading days, we may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement. We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed, up to a maximum of 10%. Also, if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is declared effective, up to a maximum of 10%, which increases to 18% if the registration statement is not declared effective within two years following the closing date. The registration statement was declared effective on August 14, 2007. Merriman Curhan Ford & Co. and Brimberg & Co., registered broker-dealers, acted as placement agents for the sale of the Company’s common stock. In connection with the May 2007 Financing, we received net proceeds of $23,875 after payment of placement agent fees of $1,000, legal fees and expenses of $120, and escrow agent fees of $5.

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

51% of [(1 * Sputnik Revenue) + (4 * Sputnik Earnings)]

Average ROO Share Price

where: "Sputnik Revenue" means the billings less all media and third party supplier costs of Sputnik for the twelve month period ending December 31, 2007; "Sputnik Earnings" means the earnings of Sputnik before tax and after deduction of interest and all other expenses for the twelve month period ending December 31, 2007; and "Average ROO Share Price" means the average price of the Company's common stock during the final five trading days of December 2007.

If the Company does not issue the computed number of Additional Shares, ROO Broadcasting Limited’s 51% ownership of Sputnik will be reduced on a pro rata basis by the difference between the computed number of Additional Shares and the actual number of Additional Shares issued. If the Company does not issue any Additional Shares, ROO Broadcasting will relinquish all of its 51% ownership of Sputnik. However, if the Sputnik Earnings are greater than 15% of the Sputnik Revenue and the number of Additional Shares to be issued are less than 4.9% of the then current outstanding shares of common stock of the Company, the Company must proceed with issuing the maximum number of Additional Shares in accordance with the above formula.

The contingent liability calculated is $2,285 as of September 30, 2007 based on actual results for the nine months ended September 30, 2007. This contingent liability was consideration in the purchase and therefore will be recorded as customer lists and amortized over four years upon its completion. This contingent liability is expected to increase by approximately a third, based on the full year results upon completion.

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

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period information has been reported to conform to the new segment presentation. The following table provides revenue and segment income (loss) from operations for each of the segments. Segment income (loss) from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a segment, and include: salaries and benefits for the Company’s corporate executives, corporate governance costs, fees for professional service providers including audit, legal, tax, insurance, and, other corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Online Digital Media	$2,417	$1,084	$6,834	$2,695
Advertising Agency Business	1,017	1,146	3,186	3,329
Corporate	-	-	-	-
Total revenue	$3,434	$2,230	$10,020	$6,024

Operating (loss) income:
Online Digital Media	$(6,101)	$(2,680)	$(16,467)	$(6,588)
Advertising Agency Business	116	(61)	(176)	(107)
Corporate	(2,497)	(1,000)	(6,024)	(2,914)
Total operating (loss) income	$(8,482)	$(3,741)	$(22,667)	$(9,609)

September 30, 2007
Assets:
Online Digital Media	$9,399
Advertising Agency Business	2,055
Corporate	17,826
Total assets	$29,280

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(9) Subsequent Events

On October 18, 2007, we entered into a settlement agreement (the “Agreement”) with RJM Price & Company, Inc. (“RJM”) and Robertson Price, resolving all payment and other obligations between the parties arising out of the Asset Purchase Agreement dated as of January 22, 2007. Pursuant to the Agreement, ROO paid RJM $500 on October 23, 2007, and RJM delivered to ROO 92,379 shares of ROO common stock, which had been previously issued by ROO. This agreement is the full and final settlement of any outstanding items or amounts related to the Asset Purchase Agreement

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

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

Online Digital Media provides products and solutions that enable the broadcast of topical video content from our customers’ Internet web sites as well as monetizing that video through advertising sales. This includes providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcast platforms such as set top boxes and wireless devices (mobile phones and PDAs). We are also in the process of expanding our product solutions to provide customers with a hybrid distribution and delivery solution with our P2P technology and products.

In light of our acquisition of additional technological assets and development of a suite of advanced digital media services, our business model and strategic direction have evolved. We are now even more focused on the global business-to-business market and less aggressively pursuing business-to-consumer advertising sales.  Our revenue sources have shifted accordingly, with a greater percentage than before coming from the business-to-business sector.

When we were more focused on business-to-consumer advertising sales, we placed more emphasis on the generation of advertising revenues through the monetization of video streams on websites we own, and we utilized various external marketing tools that were dedicated to driving increased traffic across those websites. The decrease in traffic on those sites beginning in early 2007 resulted from our decision to terminate the use of these marketing tools, which generated a high quantity, but not necessarily high quality, of traffic and were costly to implement.  This in turn affected our ComScore ranking (127th as of August, 2007). (ComScore measures videos served on both owned and hosted client sites but is limited to the United States and does not include hosted client sites that have their own ComScore accounts.)

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

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the three and nine months ended September 30, 2007 and 2006. The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams Media, Inc. and its 51% owned subsidiary Reality Group Pty. Ltd. Included in the consolidation with ROO Media Corporation are its wholly owned subsidiary ROO Media (Australia) Pty. Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty. Ltd., its wholly owned subsidiary ROO Media Europe Limited, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Sputnik Agency Pty. Ltd. (formerly Factory212 Pty. Ltd.) and its wholly owned subsidiary ROO TV. Pty. Ltd. Included in the consolidation with Bickhams Media, Inc. is its wholly owned subsidiary VideoDome.com Networks, Inc. ROO Media Europe Limited was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Limited for $90,000. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE. Consolidated revenue increased by $1,204,000 from $2,230,000 for the three months ended September 30, 2006 to $3,434,000 for the three months ended September 30, 2007, an increase of 54%.

Online Digital Media segment revenue increased by $1,333,000 from $1,084,000 for the three months ended September 30, 2006 to $2,417,000 for the three months ended September 30, 2007, an increase of 123%. The increase is principally from the increase in customers and the inclusion of revenue from the acquisition of Sputnik in October 2006 not included for prior period results.

Advertising Agency segment revenue decreased by $129,000 from $1,146,000 for the three months ended September 30, 2006 to $1,017,000 for the three months ended September 30, 2007, an decrease of 11%. The revenue has decreased but it varies quarter to quarter and has remained static for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

EXPENSES

OPERATIONS. Operating expenses consist primarily of content costs, salaries and related personnel costs, web hosting, content delivery and costs directly related to revenue generation. Operating expenses increased by $1,323,000 from $2,138,000 for the three months ended September 30, 2006 to $3,461,000 for the three months ended September 30, 2007, an increase of 62%. This increase was primarily due to the increase in operations personnel, content costs and content delivery costs due to increased revenue generation, and the inclusion of operating costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $1,711,000 from $382,000 for the three months ended September 30, 2006 to $2,093,000 for the three months ended September 30, 2007, an increase of 448%. The increases were due primarily to the increase in development activities associated with enhancements to our technology platform in our Online Digital Media segment.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased by $680,000 from $1,415,000 for the three months ended September 30, 2006 to $2,095,000 for the three months ended September 30, 2007, an increase of 48%. These increases were primarily due to an increase in sales and marketing personnel, and the inclusion of sales and marketing costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $2,231,000 from $2,036,000 for the three months ended September 30, 2006 to $4,267,000 for the three months ended September 30, 2007, an increase of 110%. The increase of $2,231,000 was due to the increase in non-cash costs of $596,000, which consists of an increase in stock based compensation expense on stock options, plus $1,635,000 that is primarily due to an increase in salaries for administrative support, an increase in office space, an increase in depreciation and amortization on assets, and the inclusion of general and administrative costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

INTEREST INCOME. Interest income increased by $245,000 from $17,000 for the three months ended September 30, 2006 to $262,000 for the three months ended September 30, 2007, an increase of 1441%. This increase was primarily due to an increase in our cash and cash equivalents from the proceeds of the private placements in May 2007 and November 2006.

INTEREST EXPENSE, OTHER. Interest expense, other, was $21,000 for the three months ended September 30, 2006 and $18,000 for the three months ended September 30, 2007, respectively.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $8,229,000 for the three months ended September 30, 2007 compared to $3,745,000 for the three months ended September 30, 2006, an increase of $4,484,000 or 120%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE. Consolidated revenue increased by $3,996,000 from $6,024,000 for the nine months ended September 30, 2006 to $10,020,000 for the nine months ended September 30, 2007, an increase of 66%.

Online Digital Media segment revenue increased by $4,139,000 from $2,695,000 for the nine months ended September 30, 2006 to $6,834,000 for the nine months ended September 30, 2007, an increase of 154%. The increase is principally from the increase in customers and the inclusion of revenue of the acquisition of Sputnik in October 2006 not included for prior period results.

Advertising Agency segment revenue decreased by $143,000 from $3,329,000 for the nine months ended September 30, 2006 to $3,186,000 for the nine months ended September 30, 2007, a decrease of 4%. The revenue has decreased but it varies quarter to quarter and has remained static for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

EXPENSES

OPERATIONS. Operating expenses consist primarily of content costs, salaries and related personnel costs, web hosting, content delivery and costs directly related to revenue generation. Operating expenses increased by $4,383,000 from $5,864,000 for the nine months ended September 30, 2006 to $10,247,000 for the nine months ended September 30, 2007, an increase of 75%. This increase was primarily due to the increase in operations personnel, content costs and content delivery costs due to increased revenue generation, and the inclusion of operating costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $4,090,000 from $899,000 for the nine months ended September 30, 2006 to $4,989,000 for the nine months ended September 30, 2007, an increase of 455%. The increases were due primarily to the increase in development activities associated with enhancements to our technology platform in our Online Digital Media segment.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased $2,201,000 from $3,364,000 for the nine months ended September 30, 2006 to $5,565,000 for the nine months ended September 30, 2007, an increase of 65%. These increases were primarily due to an increase in sales and marketing personnel, and the inclusion of sales and marketing costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $6,380,000 from $5,506,000 for the nine months ended September 30, 2006 to $11,886,000 for the nine months ended September 30, 2007, an increase of 116%. The increase of $6,380,000 was due to the increase in non-cash costs of $1,919,000, which consists of an increase in stock based compensation expense on stock options of $1,983,000 less $64,000 in preferred shares issued as a performance bonus in 2006, plus $4,461,000 that is primarily due to an increase in salaries for administrative support, an increase in office space, an increase in depreciation and amortization on assets, and the inclusion of general and administrative costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

INTEREST INCOME. Interest income increased by $522,000 from $72,000 for the nine months ended September 30, 2006 to $594,000 for the nine months ended September 30, 2007, an increase of 725%. This increase was primarily due to an increase in our cash and cash equivalents from the proceeds of the private placements in May 2007 and November 2006.

INTEREST EXPENSE, OTHER. Interest expense, other, was $42,000 for the nine months ended September 30, 2006 and $51,000 for the nine months ended September 30, 2007, respectively.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $22,095,000 for the nine months ended September 30, 2007 compared to $9,579,000 for the nine months ended September 30, 2006, an increase of $12,516,000 or 131%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007 we had working capital of approximately $14,382,000 and a cash and cash equivalents balance of $16,278,000. Although revenues are expected to increase, it is unclear whether additional cash resources will be required during the next twelve months. On May 4, 2007, the Company entered into a common stock purchase agreement pursuant to which the Company sold an aggregate of $25,000,000 of shares of common stock and warrants to accredited investors (See Note 6 Stock Issuances in financial statements). We may undertake additional debt or equity financings if needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Net cash used in operating activities was $15,004,000 for the nine months ended September 30, 2007, compared to $7,260,000 for the nine months ended September 30, 2006, an increase of $7,744,000 or 107%. The increase in net cash used in operating activities is primarily the result of our increased expenses with our expanded operations.

Net cash used in investing activities was $4,063,000 for the nine months ended September 30, 2007 compared to net cash used in investing activities for the nine months ended September 30, 2006 of $852,000 an increase of $3,211,000 or 377%. The net cash used in investing activities increased primarily due to the acquisition of assets from Wurld Media of $3,174 and the cash investment in RJM of $250,000.

Net cash provided by financing activities was $23,470,000 for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $5,115,000 for the nine months ended September 30, 2006, an increase in net cash provided by financing activities of $18,355,000. The increase is primarily the result of the proceeds from the May 2007 private placement of $23,875,000 less the proceeds form the August 2006 private placement of $4,985.

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

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three and nine months ended September 30, 2007 and 2006.

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

Item 3.       Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter covered by this report, we issued 600,000 shares of common stock to Wurld Media, Inc. pursuant to the Asset Purchase Agreement dated as of July 12, 2007. The shares are being held in escrow.

The Company relied upon an exemption under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

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

ROO GROUP, INC.

Dated: November 19, 2007	By:	/s/ Robert Petty
Robert Petty
Chief Executive Officer

Dated: November 19, 2007	By:	/s/ Robin Smyth
Robin Smyth
Interim Chief Financial Officer