Form 10KSB
period 2007-12-31
ROO GROUP INC
filed 2008-04-01
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 000-25659

ROO GROUP, INC.
(Name of the registrant in its charter)

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

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant’s revenues for its most recent fiscal year were $13,929,000

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on December 31, 2007 was $6,619,127.

The number of shares of registrant’s common stock outstanding, as of March 28, 2008 was 38,936,039.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

  BACKGROUND

ROO Group, Inc. was incorporated on August 11, 1998 under the laws of the State of Delaware as Virilitec Industries, Inc. We were not successful in implementing our original business plan, and our management determined that it was in the best interests of our shareholders to attempt to acquire an operating company. As a result, we terminated all of our existing contracts and were inactive until we acquired ROO Media Corporation (“ROO Media”), a Delaware corporation.

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

OVERVIEW OF OUR BUSINESS

We, through our operating subsidiaries, are a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. This includes providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery. In conjunction with our subsidiaries, we currently provide video solutions for over 400 web sites internationally through our offices in the United States, United Kingdom, Colombia and Australia. In 2007, over 80% of revenues were generated in the Asia Pacific and European zones.

Supporting the core digital media function are two key subsidiary businesses: (i) Sputnik Agency and (ii)Reality Group. Sputnik Agency is an online marketing services company providing integrated online marketing solutions, as agency services for client businesses. Services include strategic planning services, creative services, media planning and buying, technical development, data management and modeling. Reality Group provides integrated communication solutions, as agency services for client businesses, including but not limited to, brand and retail advertising, direct marketing, CRM (Customer Relationship Management) solutions, call centre solutions and design services.

HISTORY OF THE DEVELOPMENT OF OUR BUSINESS

Our consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams Media, Inc. (“Bickhams”), its 51% owned subsidiary Reality Group Pty. Ltd (“Reality Group”) and its wholly owned subsidiary ROO HD, Inc. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty Ltd. and ROO Media (Australia) Pty Ltd.'s wholly owned subsidiary Undercover Media Pty. Ltd., its wholly-owned subsidiary ROO Media Europe Pty Ltd, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Sputnik Agency Pty. Ltd. (“Sputnik”) (formerly Factory212 Pty. Ltd.) and its wholly owned subsidiary ROO TV Pty Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc.. ROO Media Europe Ltd. was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Ltd. for $90,000. We provide topical video content, including news, business, entertainment, fashion, music, sport and travel video, and associated services for broadcasting video over the Internet to a global base of clients. ROO Media's delivery platform supports worldwide syndication and television-style advertising. During 2001 and 2002, ROO Media focused on developing and refining its products and solutions, and commenced the commercial selling of its solutions in late 2003. ROO Media developed a technology platform specifically designed to provide a cost effective, robust, and scaleable solution to manage and syndicate video content over the Internet.

We announced on March 17, 2008 that we intend to exercise our right to complete the purchase of our 51% owned Sputnik subsidiary, and that an agreement had been reached in principle to acquire the remaining 49% of Sputnik. On March 31, 2008 we announced that the Company had executed definitive share purchase agreements with certain Sputnik shareholders. We expect to effect the purchase of the remaining Sputnik shares during the quarter ending June 30, 2008. As currently contemplated, the total consideration will be approximately $4.6 million of which net cash to be paid by us to the Sputnik shareholders to affect this purchase is to be approximately $4 million. Although we are optimistic that we will complete the purchase of Sputnik according to the key terms and conditions outlined in the Sputnik MOU, there is no guarantee that the Sputnik purchase will indeed close, that it will close in the form outlined in the Sputnik MOU or that it will close during the quarter ended June 30, 2008.

The full integration of Sputnik will include a consolidation of products and creative services to address current and future client needs. Our mission is to be the global leader in the provision of marketing services-driven online video solutions that grow clients’ businesses. Our product and service offerings include online video enablement through our proprietary technology platform, interactive marketing solutions to monetize our clients’ digital assets and content / programming consultation, syndication and rights acquisition.

OPERATIONS STRATEGY

Since December 2007, significant changes have been and continue to be made to the core operations of our business:

1.	Refocus of commercial proposition in market place.

We are in the process of repositioning our business focus towards providing marketing services driven Internet Protocol Television (“IPTV”) solutions that grow our clients’ businesses. We expect to deliver this revised focus through:

a. The formal integration of Sputnik’s services into to a unified client services approach. We expect this integration with Sputnik to further drive our customers’ businesses, and therefore our own, through our provision of:
i.	Strategic planning services;
ii.	Creative services;

iii.	Media planning and buying;
iv.	Technical development; and
v.	Data management and modeling

b.	Re-branding our business from ROO Group to “KIT Digital”.

2.	Revised and expanded new business acquisition strategy through:
a.	identifying and focusing on key corporate market verticals;
b.	targeting the expanding market for IPTV solutions internationally; and
c.	continuing to evolve our mutually beneficial pricing model (including contract minimums wherever possible).

3.	Cost Reduction. We are realizing cost savings and expect to realize additional significant cost savings from the following initiatives:
a.	Significantly reduced compensation, especially at the senior executive level;
b.	Assessment of our current office spaces both from the standpoint of geographic location as well as ability to sublet or cancel leases in favor of more appropriate office spaces and locations; and
c.	Consolidation and centralization of key back-office functions, including;
i.	Product Development;
ii.	Product and Service Deployment; and
iii.	Support.

4.	Product Strategy. We plan to implement:
a.	Greater product systemization and stability across our core technology functions;
b.	A market and client-led product development strategy;
c.	Partnerships with best-in-class technologies (viz.. Viewdle, Pando and Abacast partnerships mentioned below);
d.	Improved streaming capabilities; and
e.	Device-agnostic delivery capability to include mobile device delivery.

5.	Mergers & Acquisitions (“M&A”). Development of a suitable M&A strategy, seeking to identify companies compatible with our business model which ideally can be acquired accretively.

6.
Content Strategy. We are re-focusing our content strategy to deliver brand and target market-led content solutions that add measurable value to our clients without minimum guarantees to the content providers.

7.
Enabling advertising model. We have creative services, ad operations and ad reporting tools which we will be coalescing into an advertising model that provides key clients with the tools and skills to expand the value of their IPTV advertising market.

8.
Relocation of corporate headquarters to Dubai, UAE: We expect to complete this during the quarter ended June 30, 2008, allowing for streamlined executive communication and lower headquarter operating costs.

STRATEGIC RELATIONSHIPS

VIEWDLE, INC.

On March 26, 2008, the Company announced that it had concluded a letter of intent (the “Viewdle LOI”) to enter into a strategic partnership with Viewdle, Inc., whereby Viewdle will provide, with limited exclusivity, its facial recognition-based video search to the Company’s customers in the business-to-business IPTV platform marketplace. According to the Viewdle LOI, Viewdle will integrate its video search capability into the the Company’s video player to offer a seamless user experience as either a stand-alone product or integrated with a broader solution. The Company and Viewdle have begun to integrate their product offerings and the Company expects live customer deployment in the third quarter of 2008. The Viewdle LOI contemplates limited form exclusivity for ROO, where ROO’s direct competitors will not be able to use or integrate the Viewdle technology during the course of the agreement signed between the companies.

Viewdle, Inc. was founded to improve video search by solving the inefficiencies inherent in using text-based metadata and other existing tools for indexing video. Viewdle Inc.’s core technology is the Viewdle Engine, a facial-recognition powered digital media platform for indexing, searching and monetizing video assets.

ABACAST AND PANDO NETWORKS

On January 30, 2008, the Company partnered with Abacast, Inc. and Pando Networks, Inc. to offer current and future customers peer-to-peer (“P2P”) streaming solutions that deliver live streaming and video-on-demand (VoD) through the ROO Media Player. Through this partnership with Abacast and Pando, the Company will be able to offer these P2P products as white-label solutions to its international network of customers - with the hope and expectation of increasing streaming quality while reducing associated bandwidth costs. As part of the agreement, the Company has exclusive access to the technology of Abacast and Pando vis-à-vis certain of its direct competitors. We anticipate that Abacast and Pando will work with the Company to integrate their respective technologies into the ROO Media Player environment to facilitate a seamless end-user experience - offering both solutions through the single ROO client application.

Through the partnership, Abacast is expected to supply its hybrid P2P/CDN solution for live streaming content while Pando is expected to provide managed P2P distribution services for VoD content. Abacast and Pando, which are both privately held companies, reported having a combined installed base of approximately 62 million individual customers as of January 30, 2008

KAMERA CONTENT AB

On March 12, 2008, the Company entered into a binding Content Distribution Agreement (“CDA”) with Kamera Content AB (“Kamera”), providing for a collateralized and callable advance payment by the Company of $300,000. The CDA provides the Company with an exclusive time period during which to negotiate the acquisition of Kamera. Concurrent with the CDA, the Company executed a non-binding Letter of Intent (“Kamera LOI”) for the purchase of 100% of the capital stock of Kamera by the Company. According to the Kamera LOI, the cash immediately payable to effect the purchase of Kamera Content AB by the Company is US$2.5 million upon closing of the acquisition. As additional consideration, according to the Kamera LOI, the Company will issue to Kamera common shares upon closing of the acquisition and at future dates based on certain timing and performance related benchmarks and thresholds. All the common stock payments considered under the Kamera LOI may be paid in cash instead, at the election of the Company.

Kamera is privately held and based in Stockholm, Sweden, with certain back-office operations in Cairo, Egypt. Through its proprietary software and content distribution agreements, Kamera enables corporate clients such as Vodafone, MSN, Orange, Telefonica, O2, Hutchinson and China Mobile to deliver IPTV channels to their customers over mobile and online networks. Kamera’s content library includes localized, ready-to-publish clips from ABC News, Associated Press (AP), SNTV and others, and its proprietary ingestion engine allows for video content to be transcoded into a variety of mobile/digital formats.

NEWS CORPORATION

On January 25, 2007, we entered into an agreement with News Corporation (“News Corp”). The Agreement provides for the issuance of 2,000,000 shares of our common stock upon execution of the Agreement, which were to be held in escrow and released to News Corp on January 1, 2008, if the average monthly revenues from News Corp and its affiliates for the three month period ended December 31, 2007 is not less than the revenue from News Corp and its affiliates for the one month period ending December 31, 2006 (the “Revenue Target”). The Agreement provided that if the Revenue Target was not met, we were to issue to News Corp warrants to purchase 2,000,000 shares of our common stock which were to be exercisable for a term of two years at a price of $2.70. The exercise price of the warrants was subject to customary anti-dilution protection for stock splits, recapitalizations, stock dividends and the like. The Agreement provided for the release of the shares to News Corp upon a change of control, so long as the average monthly revenue from News Corp and its affiliates during the three months prior to the change of control was not materially less than the Revenue Target. On February 7, 2008, the escrowed shares were released to News Corp upon the achievement of the Revenue Target.

We also agreed to issue an additional 2,000,000 shares of our common stock to News Corp if within three years of the date of the Agreement the average monthly revenue from News Corp and its affiliates for any consecutive three month period equals at least six times the Revenue Target. Further, we agreed that if the foregoing is not timely achieved, we shall issue to News Corp warrants to purchase 2,000,000 shares of our common stock which shall be exercisable for a term of two years at a price of $2.70. The exercise price of the warrants will be subject to customary anti-dilution protection for stock splits, recapitalizations, stock dividends and the like. We have granted News Corp piggy-back registration rights in connection with shares issuable to News Corp pursuant to the Agreement.

INTELLECTUAL PROPERTY

We have obtained a service mark of the name "ROO" (Reg. No. 3095622) from the U.S. Patent and Trademark Office and obtained a trademark of the name "ROO" in the European Union (Reg. No. 4758488). We have applied for a trademark of the name “ROO” in Australia (Australian Trademark Application Serial No. 1110843). This application is pending.

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

OUR PRODUCTS AND SERVICES

The evolution of our business model, above, redefines our core service as:

Marketing services-driven IPTV solutions that grow our clients’ businesses.

Our strategy is to assist our clients not only in the deployment of world-class IPTV technology and content solutions, but also to guide our clients (and the industry as a whole) in the monetization of the IPTV capability—thus leading and growing the overall IPTV enablement category.

With a marketing services slant to our technology solutions, our strategy is to provide:

-	Strategic planning relating to brand, marketing and communications;

-	Media planning and buying;

-	Creative services;

-	Technical development and support; and

-	Data management and modeling.

ROO VIDEO SOLUTIONS. We build customized video solutions for specific customers or industry segments. Our platform has been designed to be flexible, scalable and device-agnostic, allowing for the delivery of video via Internet Protocol to computers, mobile phones or internet-enabled televisions.

ROO SYNDICATION OF LICENSED VIDEO CONTENT. We provide a turnkey solution for customers located throughout the world to activate licensed topical video content on their web sites. ROO Media supplies our wholesale clients with a cost-effective solution whereby the client receives the licensed video content it selects, such as news, business, music, fashion, entertainment, travel, etc., the technology to integrate the video into its website, daily management and updating of the content, and regular reporting on which content is being viewed.

Our platform has been developed around providing multiple verticals the ability to:

-	Increase online revenues;

-	Increase brand recognition;

-	Increase and retain competitive advantage;

-	Improve users buying and viewing experience; and

-	Reduce the divide between buying online and the in store experience.

The Technology platform provides:

-	Digital asset management;

-	The ability to manage multiple video properties through a single interface;

-	Content transcoding to ease penetration into multiple mediums and platforms;

-	Hosting and delivery;

-	Marketing tools;

-	Search engine tools;

-	Geo-targeting capabilities around content and advertising;

-	The ability to email a friend;

-	RSS reader linking;

-	The capability to program a commercial to run a specific amount of times or between a selected range of dates;

-	The capability to program a commercial to run within a selected content category; and

-	insightful, mission-critical reporting including how many times the advertisement was viewed, unique traffic data and duration of viewing time and geographic penetration.

INTERACTIVE ADVERTISING. Our operating subsidiary Sputnik Agency is an online marketing services company providing integrated online marketing solutions, as agency services for client businesses. Services include strategic planning services, creative services, media planning and buying, technical development, data management and modeling

TRADITIONAL ADVERTISING. Our operating subsidiary Reality Group Pty. Ltd. is a communications agency that combines various forms of media for each client campaign, such as incentive programs, internal communications, CRM, brand planning, sales promotion, brand identity, sponsorships, on-line advertising, new media, media planning, and packaging

INDUSTRY

We focus on providing technology, content, advertising and marketing solutions to consumer brands and content providers. Our proprietary, end-to-end video platform enables websites to publish, manage and distribute content, build communities and integrate advertising.  We offer consulting services for those clients interested in content procurement and distribution strategy. Our interactive marketing services arm, Sputnik Agency, helps clients grow their business by developing innovative online solutions that drive traffic, create new revenue streams and extend clients’ brands.  Sputnik provides a fully integrated service offering from creative development to trends and insights, media and strategy planning and online video activation.  Reality Group is an off line advertising agency offering clients a full range of traditional advertising services including media buying and planning, creative development, packaging and brand consultation.

COMPETITION

The provisioning and streaming of digital media content over the Internet is rapidly becoming a competitive industry. The key barriers to entry into the digital media segment are (1) the timeframe and costs to develop a commercially robust, feature rich media delivery platform, and (2) the time involved to build a digital media data base of licensed videos. While there are only a few industry participants similar to us that provide a full suite of associated products and services, there are a number of traditional content syndicators who have entered the industry by providing their own content for streaming over their own portals. For example, Disney, Time Warner and CNN all provide access to their own content in digital format over their own destination Internet portals. There are also a number of smaller operations that provide wholesale syndication services such as Narrowstep (www.narrowstep.com) as well as Maven Networks (www.maven.net), the Platform (www.theplatform.com) and Brightcove (www.brightcove.com), which provide a range of online broadcasting solutions. Other competitors on select products of ROO Media include: Real Networks, Inc., a global provider of network-delivered digital media service and the technology that enables digital media creation, distribution and consumption, as well as interactive advertising agencies such as 24-7/Real Media (www.247realmedia.com), BurstMedia (www.burstmedia.com) and Doubleclick (www.doubleclick.com), which on March 11, 2008 was purchased by Google Inc. We believe that as the market segment continues to grow, new competitors will enter the market and compete directly with us. We compete with these firms and emerging competitors by offering competitive pricing, unique products, flexible business models for our customers to generate revenue, and continually developing and adding new functionality to our media management platform. In addition, our global footprint and marketing solution offering distinguishes us in the marketplace.

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

RESEARCH AND DEVELOPMENT

We continue to pursue opportunities to improve and expand our products and services and have dedicated resources which continue to review and enhance our technology platform and the products and solutions we offer. Currently, research and development is conducted internally as well as through outsourcing agreements. We plan to consider opportunities to expand our current content categories to offer specific lifestyle, children's content, sport, science and educational content. We also plan to explore opportunities including both internal Company product development initiatives as well as partnership opportunities with best-in-class providers of technology such as Viewdle, Pando Networks and Abacast (see Strategic Partnerships) to further enhance our distribution and technological infrastructure, and maintain our competitive position. We cannot assure you, however, that we will achieve our research and development goals.

EMPLOYEES

As of March 21, 2008 we had a total of 125 full time employees and 10 part time employees based in Australia, Europe, Latin America and the United States. Included in this total, our subsidiary Reality Group had 28 full time employees and 3 part time employees. We consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

An investment in our common stock has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this report. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock

RISKS RELATED TO OUR BUSINESS:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We have incurred losses since our inception. For the years ended December 31, 2007 and 2006, we generated revenues of $13,929,000 and $9,768,000, respectively, and incurred net losses of $34,564,000 and $14,625,000, respectively. At December 31, 2007, we had working capital of $8,090,000 (current assets less current liabilities) and an accumulated deficit of $63,524,000. Our auditors, in their report dated March 27, 2008, have expressed substantial doubt about our ability to continue as going concern. There can be no assurance that future operations will be profitable. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products or services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

OUR OPERATING SUBSIDIARIES HAVE LIMITED OPERATING HISTORIES AND THEREFORE WE CANNOT ENSURE THE LONG-TERM SUCCESSFUL OPERATION OF OUR BUSINESS OR THE EXECUTION OF OUR BUSINESS PLAN.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the digital media software markets in which we operate. We must meet many challenges including:

•	Establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;

•	Establishing and maintaining adoption of our technology on a wide variety of platforms and devices;

•	Timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services;

•	Developing services and products that result in high degrees of customer satisfaction and high levels of customer usage;

•	Successfully responding to competition, including competition from emerging technologies and solutions; and

•	Developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services.

•	Identifying, attracting and retaining talented technical and creative services staff at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

OUR RESOURCES MAY NOT BE SUFFICIENT TO MANAGE OUR EXPECTED GROWTH; FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH WOULD BE DETRIMENTAL TO OUR BUSINESS.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected.

IF WE DO NOT SUCCESSFULLY DEVELOP NEW PRODUCTS AND SERVICES, OUR BUSINESS WILL BE HARMED.

Our business and operating results would be harmed if we fail to expand our suite of products and services (either through internal product or capability development initiatives or through partnerships with best-in-class providers of digital media technologies) that achieve widespread market acceptance or that fail to generate significant revenue or gross profits to offset our operating and other costs. We may not successfully identify, develop and market new product and service opportunities in a timely manner. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenue or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies or in new strategic partnerships, and we may not have sufficient resources to make these investments. Because the markets for our products and services are subject to rapid change, we must expand and/or evolve our product and service offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements.

IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW, OR IF THE INTERNET INFRASTRUCTURE CANNOT SUPPORT DEMANDS PLACED ON IT BY SUCH CONTINUED GROWTH, OUR BUSINESS WILL BE HARMED.

The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising, and also on the growth of the wireless data market, including the growth of devices with multimedia capability. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services, or if widespread adoption of technology to access data and multimedia content on wireless devices does not occur. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. If this were to occur, our business and financial condition would be harmed.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR PROVIDING THIRD-PARTY PRODUCTS, SERVICES OR CONTENT.

We have arrangements to offer third-party products, services, content or advertising via distribution on our Web sites. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, or provide access to these products, services, content or advertising. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate. It is also possible that if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. While to date we have not been subject to material claims, if any potential claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

OUR COMPETITORS MAY BE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

The market for software and services for media delivery over the Internet is relatively new and constantly changing. We expect that competition will continue to intensify. Increased competition may result in price reductions, reduced margins, loss of customers, and changes in our business and marketing strategies, any of which could harm our business. Current and potential competitors may have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services may enter the market at any time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

ANY FAILURE OF OUR NETWORK COULD LEAD TO SIGNIFICANT DISRUPTIONS IN OUR SERVICES BUSINESS, WHICH COULD DAMAGE OUR REPUTATION, REDUCE OUR REVENUES OR OTHERWISE HARM OUR BUSINESS.

Our business is dependent upon providing our customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of our Web sites and network infrastructure may harm our ability to distribute our products and services to our clients, as well as our reputation and ability to attract and retain clients, customers, advertisers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications, and our systems could be subject to greater vulnerability in periods of high employee turnover. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. Our failure to protect our network against damage from any of these events will harm our business.

Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on Web browsers, ISP’s (Internet Service Providers) and online service providers to provide Internet users access to our websites and the websites of our customers on which we display advertising. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

WE DEPEND ON VARIOUS THIRD PARTIES TO MAINTAIN OUR COMMUNICATIONS HARDWARE AND PERFORM MOST OF OUR COMPUTER HARDWARE OPERATIONS. IF THE THIRD PARTIES' HARDWARE AND OPERATIONS FAIL, OUR BUSINESS WILL BE HARMED.

Substantially all of our communications hardware and most of our computer hardware operations are operated by third parties. If any of these providers’ hardware and operations fail, our reputation and business will suffer. We do not have complete backup systems for these operations. We have a limited disaster recovery plan in the event of damage from fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our operations are dependent on our ability to protect our computer systems against these unexpected adverse events. If any of the foregoing occurs, we may experience a complete system shutdown. We have service level agreements in place with some telecommunication providers. A problem with, or failure of, our communications hardware or operations could result in interruptions or increases in response times on the Internet sites of our customers. If we cannot maintain our system in the event of unexpected occurrences, make necessary modifications and/or improvements to the technology, such deficiencies could have a material adverse effect upon our business, financial condition and results of operations.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN THESE LICENSES, OUR OPERATIONS AND FINANCIAL CONDITION WILL BE MATERIALLY ADVERSELY AFFECTED.

We license technology from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. The loss of, or our inability to maintain, these licenses could result in increased costs or delay sales of our products. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any individual licensed technology, some of the software that we license from third parties could be difficult for us to replace. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. The use of additional third-party software would require us to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation.

WE DEPEND ON CONTENT LICENSED TO US BY THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN THESE LICENSES, OUR OPERATIONS AND FINANCIAL CONDITION WILL BE MATERIALLY ADVERSELY AFFECTED.

We rely on content provided by third parties to increase market acceptance of our products and services. Currently, our major third party content providers are Associated Press, Reuters and Fox. If third parties do not develop or offer compelling content to be delivered over the Internet, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers to develop and offer content in formats that can be delivered using our products. We also rely entirely on third-party content for our programming and content offerings. In some cases, we pay substantial fees to obtain content for these services. We cannot guarantee that third-party content providers will continue to support our technology or offer compelling content in our formats, nor can we guarantee that we will be able to secure licenses to third-party content or that such licenses will be available at commercially reasonable rates, to encourage and sustain broad market acceptance of our products and services. The failure to do so would materially adversely harm our business operations and financial condition.

IF WE DO NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WE MAY EXPERIENCE A LOSS OF REVENUE AND OUR OPERATIONS MAY BE MATERIALLY HARMED.

A portion of our software was acquired from third parties. We have not registered copyrights on any of the software we have developed. We rely upon confidentiality agreements signed by our employees, consultants and third parties to protect our intellectual property. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF KALEIL ISAZA TUZMAN AND GAVIN CAMPION OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

Our success depends to a significant extent upon the continued service of Kaleil Isaza Tuzman, our Chief Executive Officer and Chairman of our Board of Directors and Gavin Campion, our President. The loss of the services of Mssrs. Isaza Tuzman and Campion could have a material adverse effect on our growth, revenues, and prospective business. We have entered into a management agreement with KIT Capital, including the services of Mr. Isaza Tuzman and other KIT Capital personnel, for a term of three years, pursuant to which Mr. Isaza Tuzman serves as Chief Executive Officer. We have also entered into an employment agreement with Mr. Campion. If either Mr. Isaza Tuzman or Mr. Campion were to resign, the loss could result in loss of sales, delays in new product development and diversion of management resources, and we could face high costs and substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. In addition, in order to successfully implement and manage our business plan, we are dependent upon, among other things, successfully recruiting qualified personnel who are familiar with the specific issues facing the Internet media industry. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

IF WE DO NOT MEET THE EARN-OUT REQUIRED PAYMENT TO SPUTNIK, WE WILL BE UNABLE TO COMPLETE OUR ACQUISITION OF SPUTNIK WHICH ACCOUNTS FOR A MATERIAL PORTION OF OUR REVENUES.

Pursuant to the agreement between the Company and Sputnik Agency Pty. Ltd. if we fail to make a payment of approximately $3,000,000 which is based upon our financial results as of December 31, 2007, we will lose the right to complete the purchase of the 51% interest in Sputnik. Sputnik currently accounts for approximately 35% of our revenues. While we have executed share purchase agreements with a number of Sputnik’s shareholders already and we have indicated our intention to acquire 100% of Sputnik, there is no guarantee that we will be able to consummate these purchases. If we do not complete the purchase of Sputnik our revenues will decline materially. Further, Gavin Campion, the managing director of Sputnik Agency Pty Ltd., may as a result terminate his employment agreement with ROO, which would cause us to lose the services of Mr. Campion as President of the Company.

WE MAY BE UNABLE TO INTEGRATE SUCCESSFULLY SPUTNIK’S BUSINESS AND REALIZE THE FULL BENEFITS OF THE COMBINED BUSINESS

The acquisition of Sputnik involves the integration of businesses that have previously operated separately. The difficulties of combining the operations of these businesses include:

•	The challenge of effecting integration while carrying on the ongoing businesses;

•	The necessity of coordinating geographically separate organizations; and

•	Effective integration of personnel with diverse business backgrounds.

    The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the Company and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two operations could have an adverse effect on our business, financial condition or results of operations.

OUR GROWTH STRATEGY DEPENDS, IN PART, ON OUR ACQUIRING COMPLEMENTARY BUSINESSES AND ASSETS AND EXPANDING ITS EXISTING OPERATIONS, WHICH WE MAY BE UNABLE TO DO

Our growth strategy is based, in part, on our ability to acquire other complementary businesses and assets. The success of this acquisition strategy will depend, in part, on its ability to accomplish the following:

•	Identify suitable businesses or assets to buy;

•	Complete the purchase of those businesses on terms acceptable to us

•	Complete the acquisition in the time frame we expect; and

•	Improve the results of operations of the businesses that we buy and successfully integrate its operations;

There can be no assurance that we will be successful in pursuing any or all of these steps. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, acquire those candidates that it identifies or integrate acquired businesses effectively or profitably.

RISKS RELATED TO OUR SECURITIES:

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Over the last two completed fiscal years and subsequent quarterly periods, the market price for our common stock has ranged from $0.14 to $4.49; see “Market for Common Equity and Related Stockholder Matters” in this report. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	That a broker or dealer approve a person's account for transactions in penny stocks; and

•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

IN ORDER TO APPROVE A PERSON’S ACCOUNT FOR TRANSACTIONS IN PENNY STOCKS, THE BROKER OR DEALER MUST:

•	Obtain financial information and investment experience objectives of the person; and

•
Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

We have two offices in the United States, one of which is in New York, New York, and one in Clifton Park, New York, which is vacated and we are in negotiations to terminate this lease. We also have two offices in Melbourne, Australia, one office in London, United Kingdom and one office in Bogota, Columbia. We also use KIT Capital’s office in Dubai, United Arab Emirates.

Our principal office and operations are located at 228 East 45th Street 8th Floor New York, NY 10017. These premises consist of 9,000 square feet of office space. The related sublease agreement expires November 29, 2008. Rent on the premises is currently $19,214 per month through November 29, 2008.

Our Clifton Park, New York office is located at 240 Clifton Corporate Parkway, Clifton Park, NY 12065. This office consists of 5,000 square feet of office space. The term of the lease expires on August 31, 2012. Rent on the premises is $50,000 for the first year and will increase to $165,000 in the second year of lease for 15,000, square feet. We have vacated this office and are in negotiations to terminate this lease.

We have an Australian office located at 210 Albert Road, South Melbourne 3205, Victoria, Australia. These premises consist of 18,654 square feet of office space and 19 parking spaces. The lease period commenced July 15, 2006 and expires on July 14, 2011 and includes parking and outgoings. Rent on these premises is (Australian dollars) 46,230 per month until July 14, 2007, and is scheduled monthly as follows: from July 15, 2007 to July 14, 2008, (Australian dollars) 47,639, from July 15, 2008 to July 14, 2009, (Australian dollars) 49,104, from July 15, 2009 to July 14, 2010, (Australian dollars) 50,628, from July 15, 2010 to July 14, 2011, (Australian dollars) 52,214. We are currently seeking to sublet approximately 40% of the 210 Albert Road premises,which will result in cost savings.

We have another Australian office located at 116 - 122 Chapel Street, Windsor 3181, Victoria, Australia. These premises consist of 8,611 square feet of office space. The lease period commenced for us on October 1, 2006 to coincide with the purchase of Sputnik and schedules to expire on June 30, 2013. Rent on these premises is (Australian dollars) 8,050 per month until June 30, 2008, and is scheduled monthly as follows: from July 1, 2008 to June 30, 2009, (Australian dollars) 8,453, from July 1, 2009 to June 30, 2010, (Australian dollars) 8,875, from July 1, 2010 to June 30, 2011, (Australian dollars) 9,319, from July 1, 2011 to June 30, 2012, (Australian dollars) 9,785, from July 1, 2012 to June 30, 2013, (Australian dollars) 9,785.

Our London office is located at 55 Greek Street, First Floor, London W1D 3DT.This office consists of 3,357 square feet. The lease commenced on August 6, 2007 and is for a term of 10 years. Rent on this premise is £ 11,190 per month. We are negotiating an assignment of the lease of our London office, and plan to move London-based staff to smaller and less expensive premises.

Our Bogota office is located at Cra 7 #74-64, Edificio Corficaldas, Bogota, Colombia. This office consists of 538 square feet. The lease commenced in February 2008 and is for one year. Rent on this premise is approximately $800 per month.

KIT Capital staff assigned to ROO under the Executive Management Agreement between the companies use KIT Capital’s office in Dubai, United Arab Emirates for ROO business. This office is located at Dubai Media City, Building #9, Suite 107, Dubai, UAE. KIT Capital does not currently charge the Company for the use of its Dubai office space, but in the future the Company may have to obtain its own Dubai office, with associated lease and leasehold improvement costs.

ITEM 3. LEGAL PROCEEDINGS.

Except as described below, we are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding that will have a material adverse effect on our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Our wholly owned subsidiary, ROO HD, Inc. (“ROO HD”), has been served as a defendant in a lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., a purported class action pending in New York Supreme Court, Saratoga County. The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”) purportedly on behalf of themselves and “others similarly situated,” claims that ROO HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that ROO HD is the alter-ego of Wurld. Plaintiffs seek the appointment of a receiver to take charge of the Company’s property in constructive trust for plaintiff and payment of plaintiff’s unpaid wages and costs of suit, both in an unspecified dollar amount. ROO HD timely filed its answer to the complaint, and there have been no further developments. ROO HD believes the suit is without merit and will defend it vigorously.
.
On December 24, 2007, Rick Gell and Todd Pavlin, two former consultants of ROO Media sued that entity together with ROO Group and ROO Group's Founder and Vice Chairman Robert Petty and ROO Media’s former President and Chief Operating Officer Steve Quinn in New York Supreme Court, New York County, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. On February 21, 2008, defendants moved to dismiss the complaint, and the motion will be fully briefed to the Court by April 24, 2008, whereupon the Court shall rule, either with or without first taking oral argument. We believe the suit is without merit and will defend it vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low	High (1)	Low (1)
March 31	$4.49	$2.42	$3.65	$2.35	$4.00	$2.50
June 30	$3.19	$1.84	$3.76	$1.95	$3.00	$2.00
September 30	$2.18	$0.55	$3.43	$1.35	$2.50	$0.50
December 31	$1.18	$0.14	$3.42	$1.35	$4.20	$0.60

(1)	Prices adjusted to reflect a one-for-50 reverse stock split effective October 3, 2005.

As of March 27, 2008, our shares of common stock were held by approximately 238 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

RECENT SALES OF UNREGISTERED SECURITIES

  We sold the following equity securities during the fiscal year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

ITEM 6. SELECTED FINANCIAL DATA
N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

GENERAL

We, through our operating subsidiaries, are a digital media company in the business of providing products and solutions that enable the broadcast of topical video content from our customers' Internet websites. This includes providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcasting platforms such as set top boxes and wireless devices (i.e., mobile phones and PDAs). Our core activities include the aggregation of video content, media management, traditional and online advertising, hosting, and content delivery. In conjunction with our subsidiaries, we currently provide video solutions for over 400 web sites internationally through our offices in the United States, United Kingdom, Colombia and Australia. In 2007, over 80% of revenues were generated in the Asia Pacific and European zones.

We are now keenly focused on the global business-to-business market and less aggressively pursuing business-to-consumer advertising sales.  Our revenue sources have shifted accordingly, with a greater percentage than before coming from the business-to-business sector.

When we were more focused on business-to-consumer advertising sales, we placed more emphasis on the generation of advertising revenues through the monetization of video streams on websites we own, and we utilized various external marketing tools, including pop-unders, that were dedicated to driving increased traffic across those websites. The decrease in traffic on those sites beginning in early 2007 resulted from our decision to terminate the use of these marketing tools, which generated a high quantity, but not necessarily high quality, of traffic and were costly to implement.  This in turn affected our ComScore ranking (127th as of August, 2007). (ComScore measures videos served on both owned and hosted client sites but is limited to the United States and does not include hosted client sites that have their own ComScore accounts.)

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the years ended December 31, 2007 and 2006. The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams Media, Inc. (“Bickhams”), its 51% owned subsidiary the Reality Group Pty. Ltd. (“Reality Group”), and its wholly owned subsidiary ROO HD, Inc. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty. Ltd. and ROO Media (Australia) Pty. Ltd.'s wholly owned subsidiary Undercover Media Pty. Ltd. (“Undercover Media”), its wholly owned subsidiary ROO Media Europe Limited, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Sputnik Agency Pty. Ltd. (formerly Factory212 Pty. Ltd.) and its wholly owned subsidiary ROO TV Pty. Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc. (“VideoDome.com”). ROO Media Europe Limited was 76% owned by ROO Media Corporation until January 27, 2006 when ROO Media Corporation purchased the remaining 24% of ROO Media Europe Limited for $90,000. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

REVENUE. Total revenue increased by $4,161,000 from $9,768,000 for the year ended December 31, 2006 to $13,929,000 for the year ended December 31, 2007, an increase of 43%.

Online Digital Media segment revenue increased by $4,164,000 from $5,361,000 for the year ended December 31, 2006 to $9,525,000 for the year ended December 31, 2007, an increase of 78%. The increase is principally from the increase in customers and the inclusion of revenue of the acquisition of Sputnik in October 2006 not included for prior period results.

Advertising Agency Business segment revenue decreased by $3,000 from $4,407,000 for the year ended December 31, 2006 to $4,404,000 for the year ended December 31, 2007. The revenue has remained static for the year ended December 31, 2007 compared to the year ended December 31, 2006.

EXPENSES

OPERATIONS. Operating expenses consist primarily of content costs, salaries and related personnel costs, web hosting, content delivery and costs directly related to revenue generation. Operating expenses increased by $5,011,000 from $8,530,000 for the year ended December 31, 2006 to $13,541,000 for the year December 31, 2007, an increase of 59%. This increase was primarily due to the increase in operations personnel, content costs and content delivery costs due to increased revenue generation, and the inclusion of operating costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses increased by $4,006,000 from $2,140,000 for the year ended December 31, 2006 to $6,146,000 for the year ended December 31, 2007, an increase of 187%. The increases were due primarily to the increase in development activities associated with enhancements to our technology platform in our Online Digital Media segment.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses increased by $2,212,000 from $5,318,000 for the year ended December 31, 2006 to $7,530,000 for the year ended December 31, 2007, an increase of 42%. These increases were primarily due to an increase in sales and marketing personnel, and the inclusion of sales and marketing costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $5,442,000 from $6,098,000 for the year ended December 31, 2006 to $11,540,000 for the year December 31, 2007, an increase of 89%. The increase of $5,442,000 is primarily due to an increase in salaries for administrative support, an increase in office space, an increase in depreciation and amortization on assets, and the inclusion of general and administrative costs related to the acquisition of Sputnik in October 2006 not included in prior period results.

NON-CASH COMPENSATION. Non-cash compensation increased by $2,151,000 from $2,597,000 for the year ended December 31, 2006 to $4,748,000 for the year December 31, 2007, an increase of 83%. The increase of $2,151,000 consists of an increase in stock based compensation expense on stock options of $2,344,000 less $129,000 in the valuation of warrants for services in 2006 and $64,000 in preferred shares issued as a performance bonus in 2006.

IMPAIRMENT OF PROPERTY AND EQUIPMENT. In 2007, a loss on impairment of property and equipment of $788,000 was recorded related to the abandonment of the assets of the peer-to-peer business that we acquired in the agreement with Wurld Media.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS. In 2007, a loss on impairment of goodwill and intangible assets of $3,288,000 was recorded. This is comprised of $2,783,000 related to the abandonment of the software assets of the peer-to-peer business that we acquired in the agreement with Wurld Media, $255,000 related to the impairment of content and $250,000 related to the impairment of goodwill related to the MyVideoDaily acquisition.

INTEREST INCOME. Interest income increased by $559,000 from $166,000 for the year ended December 31, 2006 to $725,000 for the year ended December 31, 2007. This increase was primarily due to an increase in our cash and cash equivalents from the proceeds of the private placements in May 2007 and November 2006.

INTEREST EXPENSE. Interest expense, decreased by $8,000 from $78,000 for the year ended December 31, 2006 to $70,000 for the year ended December 31, 2007.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $34,426,000 for the year ended December 31, 2007, compared to $14,897,000 for the year ended December 31, 2006, an increase of $19,529,000 or 131%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had working capital of approximately $8,090,000 with a cash balance of $10,189,000. Although revenues are expected to increase, it is unclear whether additional cash resources will be required during the next twelve months. We may undertake additional debt or equity financings if needed to better enable us to grow and meet our future operating and capital requirements. However, we cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

Net cash used in operating activities was $20,785,000 for the year ended December 31, 2007, compared to $12,426,000 for the year ended December 31, 2006, an increase of $8,359,000 or 67%. The increase in net cash used in operating activities is primarily the result of our increased expenses with our expanded operations during the 2007 fiscal year period. A substantial portion of these expanded operating activities have been scaled back in the first quarter of 2008.

Net cash used in investing activities was $4,342,000 for the year ended December 31, 2007, compared to net cash used in investing activities for the year ended December 31, 2006 of $822,000, an increase of $3,520,000 or 428%. The net cash used in investing activities increased primarily due to the investment in assets acquired from Wurld Media of $3,174,000, the $374,000 increase in property and equipment purchased and the cash paid in MyVideoDaily acquisition of $250,000 in 2007, offset by the investment in ROO Media Europe of $90,000 and the investment in Factory 212 of $197,000 in 2006. On January 27, 2006 ROO Media Corporation purchased 24% of ROO Media Europe Limited for $90,000. ROO Media Europe is now a wholly owned subsidiary of ROO Media Corporation.

Net cash provided by financing activities was $23,345,000 for the year ended December 31, 2007 compared to net cash provided by financing activities of $19,903,000 for the year ended December 31, 2006, an increase in net cash provided by financing activities of $3,442,000 or 17%. The increase is primarily the result of the proceeds from the May 2007 private placement of $23,875,000, which were greater than the proceeds from the August 2006 and November 2006 private placements, which totaled $19,478,000.

Below is a description of significant financings we completed during the fiscal year ended December 31, 2007.

MAY 2007 FINANCING

On May 4, 2007, we entered into a Securities Purchase Agreement pursuant to which we sold an aggregate of 10,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock to 31 accredited investors (the “May 2007 Financing”). The offering closed on May 10, 2007. The shares of common stock were sold at a price of $2.50 per share or an aggregate of $25,000,000. Each investor was issued warrants to purchase a number of shares of common stock equal to 30% of the number of shares of common stock purchased. The warrants have an exercise price of $4.50 per share and a term of five years. At any time at which the market price of the Company's Common Stock exceeds $6.00 for 10 trading days during any 20 consecutive trading days, the Company may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement and provided further that, in no event shall the number of shares that may be acquired by the holder in the event the Company calls the warrant will result in the holder's ownership of more than 4.9% of our common stock, for purposes of Section 13(d) or Section 16 of the 1934 Act.

We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time we are required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the Registration Statement is filed. The registration statement was filed on June 11, 2007.

Further, if the registration statement is not declared effective within (i) 90 days of the closing (or in the event of a review by the SEC, within 120 days following the closing date), or (ii) five trading days after being notified that the registration will not be reviewed or will not be subject to further review, the Company is required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the registration statement is declared effective; provided that if one or more registration statements shall not be effective two years after the closing, we will be required to pay an additional 8% in liquidated damages. The registration statement was declared effective on August 14, 2007. In the event one or more registration statements is filed and declared effective, but shall thereafter cease to be effective and such lapse is not cured within 10 business days, we will be required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the earlier of (i) the date the lapse is cured or (ii) the earlier of the date on which all of the securities purchased by the investors can be sold pursuant to Rule 144(k) or all the securities are sold pursuant to a registration statement. A post effective amendment to the registration statement was declared effective on December 26, 2007. There are no liquidated damages owed as of December 31, 2007 related to this private placement.

Merriman Curhan Ford & Co., registered broker-dealer, acted as placement agent for the sale of the common stock.

MARKET RISKS

We conduct our operations in three primary functional currencies: the United States dollar, the British pound and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in the United Kingdom and Australia, where we invoice our customers primarily in British pounds and Australian dollars, respectively. In the future we anticipate billing certain European customers in Euros, though we have not done so to date.

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the years ended December 31, 2007 and 2006.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. As of December 31, 2007, one customer accounted for approximately 12% of our trade accounts receivable portfolio. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since ROO Group's inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. We expect this trend to continue. The expansion and development of our business will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenues, although there can be no assurance thereof. The consolidated financial statements, included at the end of this annual report beginning on page F-1 do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts and determining the recoverability of our long-lived tangible and intangible assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

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

Tangible and Intangible Asset Impairment: We review our long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. In assessing the recoverability of our goodwill, we review goodwill for impaiment at each reporting period to determine whether events and circumstances continue to support the indefinite useful life of the asset. Then, we perform the first step of the goodwill impairment test which compares the fair value of the reporting unit with its carrying value, including goodwill. The fair value of the reporting unit is based on expected future cash flows associated with the group of assets. This valuation method is used if quoted market prices are not available. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of December 31, 2007.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

ITEM 8. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION.

On March 30, 2008, the Company reached negotiated settlements with Robert Petty and Robin Smyth, restructuring their respective employment agreements, each of which involved one-time cash severance payments. In exchange for entering into new below-market, "at will" employment agreements, Messrs. Petty and Smyth will receive upfront cash settlements of $675,000 and $275,000 respectively, as well as an aggregate of 8.65 million fully vested warrants to purchase the Company’s common stock, at a strike price equal to $0.133 per share (representing the 3-day weighted average of closing price of the Company’s common stock prior to and including March 28, 2008). These warrants will become exercisable in 1/12 increments on a monthly basis starting six months from March 30, 2008. Mr. Smyth's restructured employment agreement involves certain cash and warrant- based incentives which can be earned-in over a period of 3 years based on ongoing service to the Company. As part of their respective settlements, Messrs. Petty and Smyth agreed to vote their preferred shares according to the Company's designation.

Also, on March 30, 2008, Mr. Smyth was appointed as Chief Financial Officer of the Company. Mr. Smyth previously served as Interim Chief Financial Officer and Chief Financial Officer of the Company.

On March 30, 2008, our board of directors and shareholders holding a majority of our voting stock approved the filing of an amendment to our Articles of Incorporation to reduce our authorized preferred stock from 20,000,000 to 10,000,000. Also, a majority of the holders of our Series A Preferred Stock have approved the filing of an amendment to the Company's Certificate of Designation of the Series A Preferred Stock to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into 400,000 shares of common stock. The conversion of the Series A Preferred Stock into common stock shall be conditional upon the effectuation of the amendment to the Company's Articles of Incorporation to reduce the authorized preferred stock from 20,000,000 to 10,000,000. Upon the effectuation of the foregoing, the preferred class of stock will be eliminated.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Kaleil Isaza Tuzman	36	Chief Executive Officer and Chairman of the Board of Directors
Robert Petty	43	Vice-Chairman of the Board of Directors
Kamal El-Tayara	37	Director
Daniel Hart	34	Director
Lars Kroijer	36	Director
Robin Smyth	54	Chief Financial Officer and Director
Wayne Walker	48	Director

KALEIL ISAZA TUZMAN. Mr. Isaza Tuzman was appointed as Chief Executive Officer and Chairman of the Board of Directors effective January 9, 2008. Mr. Isaza Tuzman previously served as the President and COO of JumpTV Inc. (TSX, AIM: JTV), a leader in broadcasting international television and sports over the Internet. He has been a venture capitalist and entrepreneur in digital media since the late '90s, as managing partner of KIT Capital, a Dubai and New York-based merchant bank focusing on new media companies. Mr. Isaza Tuzman has served as chairman and CEO of KPE, Inc., a leading digital media services company with clients such as Sony Entertainment, Viacom and Carnival Cruises, and as chairman and CEO of govWorks, Inc., a venture-backed government technology services firm. Mr. Isaza Tuzman previously worked at Goldman Sachs, on investment banking and risk arbitrage teams. He has been a member of the Council of Foreign Relations, a U.S. trade representative, and was recently named one of the 100 Most Influential Hispanics by Hispanic Magazine. Mr. Isaza Tuzman graduated magna cum laude from Harvard University, with graduate certificates in International Relations from El Colegio de Mexio and in Latin American Studies from Harvard University. Mr. Isaza Tuzman is also on the Board of Directors of ROO Media Corporation, Reality Group Pty Ltd, Undercover Media Pty Ltd, ROO Media (Australia) Pty Ltd, ROO Media Europe Ltd, Bickhams Media Inc, VideoDome.com Newsworks Inc, ROO Broadcasting Ltd, Sputnik Agency Pty Ltd and ROO TV Pty Ltd.

ROBERT PETTY. Mr. Petty currently serves as Vice-Chairman. Mr. Petty previously served as Chief Executive Officer, President and Chairman of the Board of Directors through January 8, 2008. Mr. Petty has also served as the President, Chief Executive Officer and Chairman of the Board of Directors of ROO Media Corporation since May 2001. From December 2002 to June 30, 2003, Mr. Petty was a Director of A. Cohen & Co, Plc. From 1999 to 2002, Mr. Petty worked in New York in various positions, including Chairman and Chief Executive Officer of Avenue Group, Inc. (AVNU) (formerly I.T. Technology Inc.) and President of VideoDome.com Networks, Inc, a middleware streaming media service provider. From 1997 to 1999, Mr. Petty was Manager of Electronic Business Services for e-commerce products for Telstra Corp. Mr. Petty is also on the Board of Directors of Petty Consulting Inc. and BAS Digital Pty Ltd.

KAMAL EL-TAYARA. Mr. El-Tayara was appointed as a Director of the Company and Chairman of the Company’s Audit Committee effective January 14, 2008. Mr. El-Tayara is the managing partner of MNA Partners, a Dubai-based merchant bank, and has served in such capacity since 2004. Mr. El-Tayara has 11+ years of experience working in the investment banking and financial transactions arena in the Middle East and other markets. Prior to establishing his own firm, Mr. El-Tayara was with investment banks Merrill Lynch and Salomon Smith Barney. In early 2003, Mr. El-Tayara managed the corporate finance initiatives of MBC Group, MENA’s (Middle East and North Africa) largest media company, where he participated in the set up of Alarabiya News Channel, for which he acted as CFO. Mr. El-Tayara also set up the Swiss EFG Bank in Dubai, for which he acted as the Dubai Head. Mr. El-Tayara is an Electrical Engineering graduate from the American University of Beirut (with distinction) and holds an MBA from INSEAD in Fontainebleau, France. Mr. El-Tayara is fluent in English, French and Arabic.

DANIEL HART. Mr. Hart was appointed as a Director on the Company effective March 31, 2008. Mr. Hart is the founder and managing partner of River Road Ventures, a private equity and advisory firm. Mr. Hart’s background combines venture capital and financing experience with CEO/operating experience and expertise in digital media, wireless, semiconductor, enterprise software, and technology convergence. Mr. Hart most recently led River Road’s investments in Nextivity, a leading ASIC-based wireless products company, and Slipgate Ironworks, a highly-innovative massively multiplayer online gaming studio. Prior to River Road Ventures, Mr. Hart founded Fundamental Capital, an investment partnership which pioneered the integration of operational leadership with early-stage venture capital, creating over $1 billion in market value in less than five years. Mr. Hart holds a B.A. in Economics from Harvard University.

LARS KROIJER. Mr. Kroijer was appointed as a Director of the Company and Chairman of the Company’s Compensation Committee effective February 7, 2008. Mr. Kroijer is the CEO of Holte Capital Ltd, a London-based special situations hedge fund which he founded in 2002. Prior to establishing Holte Capital, Mr. Kroijer served in the London office of HBK Investments focusing on special situations investing and event-driven arbitrage. In addition, he previously worked at SC Fundamental, a value-focused hedge fund based in New York, and the investment banking division of Lazard Freres in New York. Mr. Kroijer graduated Magna Cumme Laude from Harvard University and received a MBA from Harvard Business School.

ROBIN SMYTH. Mr. Smyth currently serves as Chief Financial Officer of the Company. Mr. Smyth also served as our Chief Financial Officer from December 2003 through December 2006. Mr. Smyth was appointed as a Director on December 3, 2003, the effective date of the merger with ROO Media Corporation. Mr. Smyth became involved with ROO Media Corporation in 2002 and was appointed a Director in 2003. Since 1998 Mr. Smyth was a partner at Infinity International, a consulting and IT recruitment operation. During the period from 1990 to 1998 Mr. Smyth worked for three years as EVP of Computer Consultants International in the U.S. and for five years in London as CEO of Computer Consultants International's European operations. Mr. Smyth was Secretary and a Director of the All-States group of companies involved in merchant banking operations, where he was responsible for corporate banking activities. Mr. Smyth is also on the Board of Directors of ROO Media Corporation, Reality Group Pty Ltd, Undercover Media Pty Ltd ROO Media (Australia) Pty Ltd, ROO Media Europe Ltd, Bickhams Media Inc, ROO Broadcasting Ltd, Sputnik Agency Pty Ltd, ROO TV Pty Ltd, VideoDome.com Networks Inc, and Corporate Advice Pty Ltd.

WAYNE WALKER. Mr. Walker was appointed as a Director of the Company and chairman of the Company’s Compliance Committee, effective January 14, 2008. Mr. Walker is the managing partner of Philadelphia-based Walker Nell Consultants, Inc. and Walker Bowman, PC and has served in such capacity since 2004. Mr. Walker has over 20 years of experience in corporate law and corporate restructuring. Prior to establishing Walker Nell, Mr. Walker was the Principal of Parente Randolph, LLC, an accounting and consulting firm in Philadelphia. He previously served as Senior Counsel of DuPont Corporation and as former Chairman of the global charity Habitat for Humanity. Mr. Walker has a Doctor of Jurisprudence from Catholic University (Washington, DC) and a Bachelor of Arts from Loyola University (New Orleans). He also studied Finance for Non-Financial Managers at the University of Chicago’s Graduate School of Business.

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

BOARD COMMITTEES

The Board of Directors has made the following appointments: Wayne Walker-chairman of the Compliance Committee, Kamal El Tayara chairman of the Audit Committee, and Lars Kroijer chairman of the Compensation Committee. The Company intends to appoint additional members to serve on these committees.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2007, we believe that during the year ended December 31, 2007, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except Messrs. Lou Kerner, Simon Bax, Stuart Ackerman did not timely file Form 3s.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officers, for services as executive officers for the last three fiscal years.

Name & Principal Position	Year	Salary ($ )	Bonus ($ )	Stock Awards ($ )		Option Awards ($ )	Non-Equity Incentive Plan Compensation ($ )	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($ )	All Other Compensation ($ )	Total ($ )
Robert Petty (1)	2007	$344,500								$344,500
Chief Executive Officer	2006	$310,766								$310,766
President and Chairman of the Board	2005	$253,846		$600,000	(4)					$853,846
Robin Smyth (2)	2007	$250,000	$150,000							$400,000
Chief Financial Officer	2006	$207,164								$207,164
Secretary, Treasurer, Principal Accounting Officer	2005	$152,307		$150,000	(5)				$5,000	$307,307
Lou Kerner (3)	2007	$124,359	$75,000							$199,359
Former Chief Financial Officer and Former Principal Accounting Officer	2006	$16,025	$25,000							$41,025

(1)
Mr. Petty currently serves as Vice-Chairman as of January 9, 2008. Mr. Petty previously served as Chief Executive Officer, President and Chairman of the Board of Directors through January 8, 2008. Mr. Petty became our Chief Executive Officer, President and Chairman on December 3, 2003. Mr. Petty’s employment with ROO Group, Inc. was terminated on March 26, 2008.

(2)
Mr. Smyth currently serves as Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer. Mr. Smyth served as our Chief Financial Officer and Principal Accounting Officer from December 2003 through December 2006. Mr. Smyth became our Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer and a Director on December 3, 2003.

(3)	Mr. Kerner was our Chief Financial Officer and Principal Accounting Officer from November 17, 2006 through August 2007.
(4)
On March 17, 2005, we issued 6,000,000 shares of Series A Preferred Stock to Mr. Petty as a performance bonus. These shares have been valued at the equivalent of common shares valued as at the issue date.

(5)
On March 17, 2005, we issued 1,500,000 shares of Series A Preferred Stock to Mr. Smyth as a performance bonus. These shares have been valued at the equivalent of common shares valued as at the issue date.

Options Grant Table

Individual Grants

(a)	(b)	(c)	(d)	(e)

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Robert Petty	1,250,000	30%	$4.5	Mar.	2013
Robin Smyth	400,000	10%	$4.5	Mar.	2013
Robert Petty	600,000	14%	$2.2	Nov.	2010
Robin Smyth	450,000	11%	$2.2	Nov.	2010
Lou Kerner	500,000	12%	$2.2	Nov.	2010
Doug Chertok	100,000	2%	$2.1	Jun	2008
Doug Chertok	350,000	8%	$2.2	Nov.	2010
Stephen Palley	100,000	2%	$4.5	May	2013
Simon Bax	100,000	2%	$4.5	May	2013
Scott Ackerman	100,000	2%	$4.5	May	2013

Aggregate option exercises in last fiscal year

No options were exercised by the named executive officers during the most recent fiscal year.

Director Compensation

With the exceptions of Mr. Isaza Tuzman’s, Mr. Petty’s and Mr. Smyth’s compensation that is paid pursuant to their employment agreements described below, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. In addition, on March 17, 2008, a resolution was unanimously passed granting new directors the following compensation package:

(i) Grant of 285,000 options for common stock of the Corporation (“Options”) pursuant to the Corporation’s 2008 Incentive Stock Plan:

(ii) Annual compensation in the amount of US$25,000, payable in arrears for the preceding calendar year on February 15 of every year beginning 2009, which may be paid in either cash or options (priced using Black-Scholes) or a combination of both. Constitution of payment (i.e., cash or options or combination) shall be determined by the Corporation in its sole discretion; provided, however, that if the Corporation is EBITDA-positive in the preceding calendar year, such determination may be made by each Independent Director.

(iii) Fees of US$2,000 per board meeting attended; US$1,500 per committee meeting chaired; and US$750 per committee meeting attended but not chaired. The foregoing fees shall be discounted by 50% when meetings are attended or chaired telephonically. Payment shall be made according to the same schedule and in the same manner as set forth in Subparagraph (ii) above.

(iv) All dollar amounts set forth in Paragraphs (ii) and (iii) shall increase by 50% immediately following the first fiscal quarter during which the Corporation is EBITDA-positive.

EMPLOYMENT AGREEMENTS

On December 18, 2007, ROO Group, Inc. the Company entered into an Executive Management Agreement (the “Management Agreement”) with KIT Capital Limited (“KIT”) for a term commencing on January 9, 2008 and terminating on January 9, 2011, unless sooner terminated or mutually extended. KIT designates Kaleil Isaza Tuzman as Chief Executive Officer, Jamie Levine as Head of Communications and Rosario Davi as Corporate Development Manager of the Company. The Agreement provides for aggregate compensation of all KIT Capital personnel and associated costs as follows: (i) $50,800 monthly, (ii) signing incentive payment of $68,500, (iii) an incentive bonus equal to the greater of (x) the preceding twelve months’ base compensation or (y) the previous month’s monthly installment of base compensation multiplied by twelve if the Company shall achieve 2 consecutive quarters of profitability or the Company’s total monthly revenue equals of exceeds $6 million.

In addition, the Company agreed to grant to KIT options to purchase 2,100,000 of the Company’s common stock, 700,000 which shall vest as of January 9, 2008, and the remainder of which shall vest, pro rata on a monthly basis over a period of three years. The option price is $0.1745. The Company also agreed to create a synthetic or “phantom” stock plan pursuant to which the Company will grant “phantom” shares equal to 2,100,000 shares of the Company’s common stock which will vest, pro rata on a monthly basis over a three year period.

The Company agreed to use its best efforts to cause the holders of the Company’s preferred stock to agree to sell to KIT up to 5,100,000 shares of preferred stock at a price of $0.38 per share, within 15 days of receiving a written request from KIT. The failure of the Company to comply with its obligation to cause the holders of the preferred stock to agree to the sale will constitute a breach under the Management Agreement.

In addition, the Company agreed to permit the sale of (i) up to a maximum of $5 million dollars of the Company’s Common stock at a price per share of no higher than 15% to the closing price of the Company’s common stock on the date of the Management Agreement; and (ii) an additional $10 million dollars of the Company’s common stock at a price not exceeding ninety (90%) percent of the five (5) day trading weighted average trading price of the Company’s Common Stock at the time of purchase, subject to board approval.

The Company agreed to use its best efforts to register the shares underlying the preferred stock and the common stock purchased under the Management Agreement.

The Management Agreement provides that upon termination of the Agreement or after the expiration date for any reason except cause (as defined in the Agreement), the Company shall pay KIT, in addition to any other payments due hereunder, a cash severance payment equal to the greater of (i) the total amount paid to KIT during the preceding twelve months, including base compensation and all bonuses, or (ii) the previous month’s monthly installment of base compensation multiplied by twelve.

On March 30, 2008, the Company entered into a Separation and Re-Employment Agreement with Robin Smyth (the “Smyth Agreement”). Pursuant to the terms of the Smyth Agreement, Mr. Smyth was retained as Chief Financial Officer on a “at will” basis at a base salary of $180,000. In addition, Mr. Smyth will receive a discretionary bonus and no less than 400,000 stock options. In addition, Mr. Smyth received two tranches of warrants, the first tranche provides for the purchase up to 1,650,000 common shares in the Company and the second tranche provides for the right to purchase up to 1,200,000 common shares in the Company both at an exercise price equal to the 3-day trailing weighted average closing price per share as of March 30, 2008. Both warrants contain vesting provisions. The Smyth Agreement also provides for the termination of the employment agreement between Mr. Smyth and the Company dated as of November 1, 2004 and the payment of $475,000 in satisfaction of the company’s obligations under the November 1, 2004 employment agreement payable in three payments of $275,000, $100,000 and $100,000. The first, second and third cash payments (the first being a non-contingent, guaranteed obligation of the Company and the latter two being contingent only upon Mr. Smyth not being dismissed for cause—within the meaning of that term in the November 1, 2004 employment agreement—or having resigned from the Company prior to the second or third Cash Payments being made).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2008. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Furthermore, unless otherwise indicated, the address of the beneficial is c/o ROO Group, Inc., 228 East 45th Street, 8th Floor, New York, NY 10017.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock (1)	Series A Preferred Stock Beneficially Owned (2)	Percentage of Series A Preferred Stock	Percentage of Total Vote (1) (2)
KIT Capital, Ltd. P.O Box 112888 Dubai, UAE	777,778(3)		1.96%	0	0	0.56%

Robin Smyth	535,413(4)		1.36%	1,500,000	15%	11.15%

Robert Petty	2,389,587(5)		5.98%	6,000,000	60%	44.65%

Wayne Walker	0		0	0	0	0

Kamal El-Tayara	0		0	0	0	0

Lars Kroijer	0		0	0	0	0

Cobble Creek Consulting, Inc.
445 Central Ave.
Cedarhurst, NY 11516	40,000	(6)	< 1%	1,000,000	10%	7.23%

Rubin Irrevocable Family Trust
25 Highland Blvd.
Dix Hills, NY 11746	60,000	(7)	< 1%	1,000,000	10%	7.24%

Paul Tudor Jones, II
c/o Tudor Investment Corp.
1275 King street
Greenwich, CT 06831	4,216,216	(9)	9.77%	0	0	2.95%

Ashford Capital Partners, L.P
One Walkers Mill Rd.
Wilmington, DE 19807	2,596,157	(10)	6.25%	0	0	1.83%

News Corporation
1211 Avenue of the Americas, 8th Fl.
New York, NY 10017	2,000,000		4.89%	0	0	1.42%

Wellington Trust Company, NA
75 State Street
Boston, MA 02169	2,363,700	(11)	5.72%	0	0	1.67%

Wellington Management Company, LLP
75 State Street
Boston, NA	5,294,700	(12)	11.97%	0	0	3.67%

All Directors and Executive Officers as a Group (3 persons)	3,702,778		9.30%	7,500,000	75%	56.36%

(1)
Applicable percentage ownership is based on 38,936,039 shares of common stock outstanding as of March 27, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of March 27, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to ten votes for each share of Series A Preferred Stock owned. Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class. As of March 27, 2008 there were 10,000,000 outstanding shares of Series A Preferred Stock.

(3)
Represents shares underlying options granted to KIT Capital Limited pursuant to that certain Executive Management Agreement dated as of December 18, 2007. 700,000 of the options vested on January 8, 2008. The remainder of the options vest and become exercisable at the rate of 1/36th per month commencing on February 9, 2008. Mr. Isaza Tuzman is the beneficial owner of a majority of the issued and outstanding capital of KIT Capital Limited.

(4)
Represents: (a) 32,000 shares of common stock owned directly by Mr. Smyth; (b) 8,000 shares of common stock owned indirectly through the Smyth Family Superannuation Fund; (c) 450,000 share of common stock issuable upon the exercise of stock options of which 318,750 will be vested within the next 60 days with an exercise price of $2.20 per share and an expiration date of November 16, 2010; (d) 400,000 share of common stock issuable upon the exercise of stock options of which 116,663 will be vested within the next 60 days with an exercise price of $4.50 per share and an expiration date of March 7, 2011and (e) 60,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.

(5)
(a) 1,360,000 shares of common stock; (b) 600,000 share of common stock issuable upon the exercise of stock options of which 425,000 will be vested within the next 60 days with an exercise price of $2.20 per share and an expiration date of November 16, 2010; and (c) 1,250,000 share of common stock issuable upon the exercise of stock options of which 364,587 will be vested within the next 60 days with an exercise price of $4.50 per share and an expiration date of March 7, 2011; and (d) 240,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.

(6)	Represents 40,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.
(7)	Represents: (a) 20,000 shares of common stock; and (b) 40,000 shares of common stock issuable upon the conversion of outstanding shares of Series A Preferred Stock.
(8)
As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008, Lawrence C. Longo the Chief Operating Officer of 033 Asset Management, LLC which is the investment manager of 133 Growth Partners I, L.P., 033 Growth Partners II, Oyster Pond Partners, L.P. and 033 Growth International Fund, Ltd. holds the power to vote and dispose of the subject shares. Mr. Longo disclaims beneficial ownership of the shares held by the shareholder.

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

(10)
As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008, Represents 2,843,370 shares of common stock and 681,081 warrants. Theodore H. Ashford, President of Ashcap. Corp., the General Partner of Ashford Capital Partners, L.P. has voting and dispositive control over the securities held by Ashford Capital Partners, L.P.

(11)	As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2007, Represents 1,517,050 shares of common stock and 405,405 warrants.
(12)
As reported in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2008, Represents shares of common stock which are owned by clients of Wellington Management Except for Wellington Trust Company, NA, none of these clients own more than 5% of the Company’s securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	6,480,584	$3.20	5,519,416

Total

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

On November 16, 2006 our Board of Directors of ROO Group, Inc. increased the number of shares which may be issued under the 2004 Stock Option Plan to an aggregate of 8,000,000 shares of common stock. The number of shares subject to the 2004 Stock Option Plan was subsequently increased to 12,000,000 shares effective April 3, 2007.

As of December 31, 2007, the following options have been granted under our 2004 Stock Option Plan:

Options Issued Under 2004 Stock Option Plan
		Exercise	Date	Vest	Expiration
	Quantity	Price	Granted	Date	Date
Robert Petty	520,000	$2.00	August 23,2005	August 23,2005	August 23, 2007
Robin Smyth	260,000	$2.00	August 23, 2005	August 23, 2005	August 23, 2007
Robert Petty	600,000	$2.20	November 16, 2006	November 16, 2008	November 16, 2010
Robin Smyth	450,000	$2.20	November 16, 2006	November 16, 2008	November 16, 2010
Robert Petty	1,250,000	$4.50	March 6, 2007	March 6, 2011	March 6, 2013
Robin Smyth	400,000	$4.50	March 6, 2007	March 6, 2011	March 6, 2013
Lou Kerner	500,000	$2.20	November 16, 2006	November 16, 2008	November 16, 2010
Other Staff	110,000	$2.00	August 23, 2005	August 23, 2005	August 23, 2010
Other Staff	611,000	$2.00	August 23, 2005	August 23, 2007	August 23, 2010
Other Staff	200,000	$2.45	February 15, 2006	February 15, 2008	February 15, 2010
Other Staff	545,000	$3.00	May 1, 2006	May 1, 2008	May 1, 2010
Other Staff	60,000	$2.00	June 1, 2006	June 1, 2008	June 1, 2010
Other Staff	226,000	$2.40	September 29, 2006	September 29, 2008	September 29, 2010
Other Staff	1,073,000	$2.40	November 28, 2006	November 28, 2008	November 28, 2010
Other Staff	50,000	$3.05	December 31, 2006	December 31, 2008	December 31, 2010
Other Staff	110,000	$2.75	January 10, 2007	January 10, 2011	January 10. 2011
Other Staff	250,000	$2.89	January 30, 2007	January 30, 2008	January 30. 2013
Other Staff	750,000	$4.50	March 6, 2007	March 6, 2011	March 6, 2013
Other Staff	900,000	$2.89	March 30, 2007	March 30, 2011	March 30, 2013
Other Staff	100,000	$3.00	March 30, 2007	March 30, 2011	March 30, 2013
Other Staff	50,000	$2.76	April 30, 2007	April 30, 2011	April 30, 2013

Description of the ROO Group 2008 Incentive Stock Plan

On March 17, 2008 our Board of Directors adopted a stock option plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan has initially reserved 10,000,000 shares of common Stock for issuance. Under the 2008 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.
Purpose . The primary purpose of the 2008 Incentive Stock Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.
Administration . The 2008 Incentive Stock Plan is administered by our Board of Directors, provided that the Board may delegate such administration to the Compensation Committee.
Eligibility . Under the 2008 Stock Incentive Plan, options may be granted to employees, officers, directors or consultants of the Company, as provided in the 2008 Stock Incentive Plan.
Terms of Options . The term of each option granted under the 2008 Incentive Stock Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2008 Stock Incentive Plan, including the following:
(a) Purchase Price. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2008 Incentive Stock Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted;
(b) Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such option is granted. Unless otherwise provided in the grant agreement, in the event of a change of control (as set forth in the 2008 Incentive Stock Plan ) 50% of the vesting restrictions shall terminate;
(c) Expiration. Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five years. No option shall in any event be exercisable after ten years from, and no Incentive Stock Option granted to a ten percent shareholder shall become exercisable after the expiration of five years from the date of the Option;
(d) Transferability. No option shall be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2008 Incentive Stock Plan shall be subject to execution, attachment or other process;
(e) Option Adjustments. In the event of any change in the outstanding the Company’s stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger, or similar event, the Board or the Committee may adjust proportionally (a) the number of shares of common stock (i) reserved under the 2008 Incentive Stock Plan, (ii) available for Incentive Stock Options and Nonstatutory Options and (iii) covered by outstanding stock awards or restricted stock purchase offers; (b) the Stock prices related to outstanding grants; and (c) the appropriate Fair market value and other price determinations for such grants. In the event of a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation, the Board or the Committee shall be authorized to issue or assume stock options, whether or not in a transaction to which Section 424(a) of the Code applies, and other grants by means of substitution of new Grant Agreements for previously issued grants or an assumption of previously issued grants.
(f) Termination, Modification And Amendment. The Board may, insofar as permitted by law, from time to time, suspend or terminate the 2008 Incentive Stock Plan or revise or amend it in any respect whatsoever, except that without the approval of the shareholders of the Company, no such revision or amendment shall (i) increase the number of shares subject to the 2008 Incentive Stock Plan, (ii) decrease the price at which grants may be granted, (iii) materially increase the benefits to Participants, or (iv) change the class of persons eligible to receive grants under the 2008 Incentive Stock Plan; provided, however, no such action shall alter or impair the rights and obligations under any option, or stock award, or restricted stock purchase offer outstanding as of the date thereof without the written consent of the Participant thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our financial statements included in our annual report on Form 10-KSB and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB were $109,961 and $74,500 for the years ended December 31, 2007 and December 31, 2006, respectively.

AUDIT-RELATED FEES

We incurred fees of $13,629 and $10,710 for the years ended December 31, 2007 and December 31, 2006, respectively, for professional services rendered by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees", such fees were principally related to registration statements.

TAX FEES

Tax fees billed by our independent registered public accounting firm during the year ended December 31, 2007, were $1,200, related to tax research. No tax fees were billed in 2006.

ALL OTHER FEES

We did not incur any fees for other professional services rendered by our independent registered public accounting firm during the years ended December 31, 2007 and December 31, 2006.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Mr Kamal El-Tayara has been appointed as Chair of the Audit Committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions in conjunction with the board of directors.

ITEM 15. EXHIBITS.

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

3.7*	Certificate of Amendment to Amended Certificate of Incorporation, effective as of October 3, 2005

3.8	Bylaws (Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the Securities and Exchange Commission on March 29, 1999)

4.1	Stock Purchase Warrant issued to to AJW Offshore, Ltd., dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.2	Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

4.3	Stock Purchase Warrant issued to AJW Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

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

4.21	Form of investor warrant in connection with August 2006 Equity Financing (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 28, 2006)

4.22	Form of warrant in connection with November 2006 Equity Financing (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)

4.23	Form of warrant in connection with May 2007 Equity Financing (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2007)

5.1
Opinion and Consent of Sichenzia Ross Friedman Ference LLP (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 11, 2007)

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

10.6
AT&T Intelligent Content Distribution Service Agreement dated August 16, 2001 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

10.7
Network Services Agreement with Speedera Networks, Inc. dated June 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the Securities and Exchange Commission on November 18, 2004)

10.8
Securities Purchase Agreement, dated September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on September 16, 2004)

10.9
Letter agreement dated May 12, 2005 between the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2005)

10.10
Note Purchase Agreement made as of May 18, 2005 by and between ROO Group, Inc. and Robert Petty (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.11
Registration Rights Agreement made as of May 18, 2005 by and among Robert Petty, ROO Group, Inc. and the purchasers listed on Schedule I thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.12
Securities Purchase Agreement, dated July 18, 2005, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

10.13
Registration Rights Agreement, dated as of July 18, 2005, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 22, 2005)

10.14
Omnibus Consent and Waiver dated August 18, 2005 between ROO Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 24, 2005)

10.15
Common Stock Purchase Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.16
Registration Rights Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.17
Escrow Agreement dated August 19, 2005 among ROO Group, Inc., the purchasers signatory thereto and Kramer Levin Naftalis & Frankel LLP (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2005)

10.18
Common Stock Purchase Agreement dated October 20, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005)

10.19
Registration Rights Agreement dated October 20, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005)

10.20
Escrow Agreement dated October 20, 2005 among ROO Group, Inc., the purchasers signatory thereto and Kramer Levin Naftalis & Frankel LLP (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005)

10.21
Common Stock Purchase Agreement dated December 28, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.22
Escrow Agreement dated December 28, 2005 among ROO Group, Inc., the purchasers signatory thereto and Kramer Levin Naftalis & Frankel LLP (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.23
Registration Rights Agreement dated December 28, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2005)

10.24
Securities Purchase Agreement dated August 18, 2006 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 24, 2006)

10.25
Escrow Agreement dated August 18, 2006 among ROO Group, Inc., the purchasers signatory thereto and Savvian LLC and Sichenzia Ross Friedman Ference LLP (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 24, 2006)

10.26
Securities Purchase Agreement dated November 14, 2006 among ROO Group, Inc. and the Purchasers listed on Exhibit A thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)

10.27
Escrow Agreement dated November 14, 2006 among ROO Group, Inc., the purchasers signatory thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)

10.28
Securities Purchase Agreement dated May 4, 2007 among ROO Group, Inc., the purchasers signatory thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2007)

10.29
Escrow Agreement dated May 4, 2007 among ROO Group, Inc., the purchasers signatory (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2007)

10.30
Asset Purchase Agreement dated July 12, 2007 by and among ROO HD, Inc., Wurld Media, Inc., Gregory Kerber, and Kirk Feathers (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2007)

10.31
Agreement dated January 25, 2007 by and among ROO Group, Inc. and News Corporation (Incorporated by reference to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on July 26, 2007)

10.32
Executive Management Agreement between ROO Group, Inc. and KIT Capital Limited dated December 18, 2007 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.33*	ROO Group, Inc. 2008 Incentive Stock Plan

10.34*	Separation Agreement and Release between ROO Group, Inc. and Robert Petty dated as of March 30, 2008

10.35	Separation Agreement and Release between ROO Group, Inc. and Robin Smyth dated as of March 30, 2008

16.1	Letter of Mark Cohen, C.P.A. dated February 1, 2004 on change in certifying accountant (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 6, 2004)

16.2	Letter of Mark Cohen, C.P.A. dated March 12, 2004 on change in certifying accountant (Incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on March 15, 2004)

21.1*	Subsidiaries of the Company

23.1*	Consent of Moore Stephens, P.C.

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 1, 2008.

ROO GROUP, INC.

By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chief Executive Officer
and Chairman of the Board

By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Kaleil Isaza Tuzman	Chief Executive Officer and	April 1, 2008
Kaleil Isaza Tuzman	Chairman of the Board

/s/ Robert Petty	Director	April 1, 2008
Robert Petty

/s/ Kamal El-Tayara	Director	April 1, 2008
Kamal El-Tayara

/s/ Robin Smyth	Chief Financial Officer, Principal	April 1, 2008
Robin Smyth	Accounting Officer and Director

/s/ Wayne Walker	Director	April 1, 2008
Wayne Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ROO Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of ROO Group, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROO Group, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MOORE STEPHENS, P. C.
Certified Public Accountants.
New York, New York
March 27, 2008

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007
(Amounts in Thousands, Except Share and Per Share Data)

Assets:
Current assets:
Cash and cash equivalents	$10,189
Accounts receivable, net	3,057
Other current assets	1,288
Restricted cash	100

Total current assets	14,634

Property and equipment, net	1,307
Deferred tax assets	263
Software, net	505
Customer list, net	253
Domain names, net	30
Goodwill	1,123

Total assets	$18,115

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft and other obligations	$190
Accounts payable	3,121
Accrued expenses	1,616
Income tax payable	139
Other current liabilities	1,478

Total current liabilities	6,544

Capital lease obligations	292
Total liabilities	6,836
Commitments and contingencies	—
Minority interest	(76)

Stockholders' Equity:
Series A preferred shares, $0.0001 par value: authorized 10,000,000 shares; issued and outstanding 10,000,000	1
Common stock, $0.0001 par value: authorized 500,000,000 shares; issued and outstanding 38,936,039	4
Additional paid-in capital	74,820
Accumulated deficit	(63,524)
Accumulated other comprehensive income	54
Total stockholders' equity	11,355

Total liabilities and stockholders' equity	$18,115

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)

	Years ended December 31,
	2007	2006

Revenue	$13,929	$9,768
Expenses:
Operations	13,541	8,530
Research and development	6,146	2,140
Sales and marketing	7,530	5,318
General and administrative (exclusive of non-cash compensation)	11,540	6,098
Non-cash compensation	4,748	2,597
Settlement of MVD agreement	500	—
Impairment of property and equipment	788	—
Impairment of intangible assets	3,124	—
Impairment of goodwill	250	—

Total expenses	48,167	24,683

(Loss) from operations	(34,238)	(14,915)

Interest income	725	166
Interest expense	(70)	(78)
Other income (expense)	(51)	—
Registration rights liquidated damages	(792)	(70)

Net (loss) before income taxes	(34,426)	(14,897)

Income tax expense (benefit)	125	(92)

Net (loss) before minority interest	(34,551)	(14,805)

Minority interest	(13)	180

Deduct: Preferred shares dividend	—	—

Net (loss) available to common shareholders	$(34,564)	$(14,625)

Basic and diluted net (loss) per common share	$(0.99)	$(0.92)

Weighted average common shares outstanding	34,869,325	15,901,049

Comprehensive (loss):
Net (loss)	$(34,564)	$(14,625)
Foreign currency translation	46	43

Comprehensive (loss)	$(34,518)	$(14,582)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share and Per Share Data)

	Series A Preferred Shares	Series A Preferred Shares Par Value	Common Stock	Common Stock Par Value
Balance - January 1, 2006	9,500,000	$1	13,176,436	$1

Issuance of stock in private placements	—	—	12,798,377	2
Stock-based compensation	—	—	—	—
Issuance of Series A Preferred shares as Performance Bonuses	500,000	—	—	—
Issuance of stock for share price guarantee related to Reality Group	—	—	—	—
Issuance of stock for achievement of milestones related to Undercover	—	—	100,000	—
Issuance of warrants for services	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net (loss)	—	—	—	—

Balance - December 31, 2006	10,000,000	$1	26,074,813	$3

Issuance of stock in private placements	—	—	10,000,000	1
Stock-based compensation	—	—	—	—
Issuance of stock for News Corp.	—	—	2,000,000	—
Issuance of stock for MyVideoDaily acquisition	—	—	92,379	—
Return and cancellation of stock for MyVideoDaily acquisition	—	—	(92,379)	—
Issuance of stock upon conversion of warrants	—	—	10,000	—
Issuance of stock upon cashless conversion of warrants	—	—	195,726	—
Issuance of stock into escrow related to Wurld Media	—	—	655,500	—
Foreign currency translation adjustment	—	—	—	—
Net (loss)	—	—	—	—

Balance - December 31, 2007	10,000,000	$1	38,936,039	$4

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share and Per Share Data)

	Other Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance - January 1, 2006	$23,366	$(14,335)	$(35)	$8,998
Issuance of stock in private placements	19,476	—	—	19,478
Stock-based compensation	2,404	—	—	2,404
Issuance of Series A Preferred shares as Performance Bonuses	64	—	—	64
Issuance of stock for share price guarantee related to Reality Group	(961)	—	—	(961)
Issuance of stock for achievement of milestones related to Undercover	260	—	—	260
Issuance of warrants for services	129	—	—	129
Foreign currency translation adjustment	—	—	43	43
Net (loss)	—	(14,625)	—	(14,625)

Balance - December 31, 2006	$44,738	$(28,960)	$8	$15,790

Issuance of stock in private placements	23,874	—	—	23,875
Stock-based compensation	4,748	—	—	4,748
Issuance of stock for News Corp	340	—	—	340
Issuance of stock for MyVideoDaily acquisition	250	—	—	250
Return and cancellation of stock for MyVideoDaily acquisition	(250)	—	—	(250)
Issuance of stock upon conversion of warrants	12	—	—	12
Issuance of stock upon cashless conversion of warrants	—	—	—	—
Issuance of stock into escrow related to Wurld Media	1,108	—	—	1,108
Foreign currency translation adjustment	—	—	46	46
Net (loss)	—	(34,564)	—	(34,564)

Balance - December 31, 2007	$74,820	$(63,524)	$54	$11,355

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2007	2006
Operating Activities:
Net (loss)	$(34,564)	$(14,625)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Provision for doubtful accounts	120	225
Depreciation	902	173
Amortization of intangible assets	1,334	674
Impairment of property and equipment	788	—
Impairment of goodwill and intangible assets	3,374	—
Non cash stock based compensation	4,748	2,404
Non cash warrants and options for services	—	129
Non cash preferred stock issued as performance bonuses	—	64
Non cash issuance of shares for News Corporation agreement	340	—
Minority interest in subsidiaries	13	(180)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	231	(2,134)
Other assets	(137)	(767)

Increase (decrease) in:
Accounts payable	1,348	673
Accrued expenses	613	294
Income tax payable	(34)	(198)
Other liabilities	139	842

Total adjustments	13,779	2,199

Net Cash (Used) By Operating Activities - Forward	(20,785)	(12,426)

Investing Activities:
Investment in Bickhams/Videodome	—	(20)
Investment in restricted cash	(100)	—
Investment in ROO Media Europe	—	(90)
Cash paid in Sputnik acquisition	—	(197)
Cash paid in MyVideoDaily acquisition	(250)	—
Investment in assets acquired from Wurld Media	(3,174)	—
Capitalization of content	(89)	(160)
Purchase of equipment	(729)	(355)

Net Cash (Used) By Investing Activities - Forward	$(4,342)	$(822)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2007	2006
Net Cash (Used) By Operating Activities - Forwarded	$(20,785)	$(12,426)

Net Cash (Used) By Investing Activities - Forwarded	(4,342)	(822)

Financing Activities:
Proceeds from private placements, net	23,875	19,478
Bank overdraft and other obligations	(372)	445
Proceeds from exercise of warrants	12	—
Payments on capital leases	(170)	(20)

Net Cash Provided By Financing Activities	23,345	19,903

Effect of Exchange Rate Changes on Cash	34	8
Net (Decrease) Increase in Cash	(1,748)	6,663
Cash - Beginning of Year	11,937	5,274
Cash - End of Year	$10,189	$11,937

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Income taxes	$—	$120
Interest	$50	$78

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the years ended December 31, 2006 and 2007, the Company acquired equipment under capital lease obligations of $211 and $184, respectively.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(1) Basis of Presentation

ROO Group, Inc. ("we," "us," "our," the "Company" or "ROO Group"), through our operating subsidiaries, is a service provider that enables businesses to leverage digital media assets and provide an enhanced user experience. Our business is divided into two segments: Online Digital Media and Advertising Agency. Online Digital Media provides products and solutions that enable the broadcast of topical video content from our customers’ Internet web sites as well as monetizing that video through advertising sales. This includes website creation and providing the technology and content required for video to be played on computers via the Internet as well as emerging broadcast platforms such as set top boxes and wireless devices (mobile phones and PDAs). Advertising Agency provides varied forms of media and services which support our client campaigns. Our competencies span from creative, account service and media planning and buying to technical web development, direct marketing, incentive programs, CRM, and sales promotion.

(2) Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams Media, Inc., its 51% owned subsidiary Reality Group and its wholly owned subsidiary ROO HD, Inc. Included in the consolidation with ROO Media Corporation are its wholly owned subsidiary ROO Media (Australia) Pty. Ltd. and ROO Media (Australia) Pty. Ltd.'s wholly owned subsidiary Undercover Media Pty. Ltd., its wholly owned subsidiary ROO Media Europe Limited, its wholly owned subsidiary ROO Broadcasting Limited, ROO Broadcasting Limited’s 51% owned subsidiary Sputnik Agency Pty. Ltd. and its wholly owned subsidiary ROO TV Pty. Ltd. Included in the consolidation with Bickhams Media, Inc. is its wholly owned subsidiary VideoDome.com Networks, Inc.

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

Fair value of Financial Instruments - Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of our cash and cash equivalents, accounts receivables, other current assets, accounts payables, accrued liabilities, and other current liabilities, management concluded that the carrying amount of these financial instruments approximates fair value because of the immediate or short-term maturity of these financial instruments.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts as of December 31, 2007, was $10,084.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. The allowance for doubtful accounts as of December 31, 2007 was $282. As of December 31, 2007, one customer accounted for approximately 12% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

We generally do not require collateral for our financial instruments.

Impairment of Long-Lived Assets - We review our long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents.

Restricted Cash - As of December 31, 2007, we pledged approximately $100 as collateral for a standby letter of credit that guarantees our obligation related to a real estate lease agreement.

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

Intangible Assets - Amortizable intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. All intangible assets, including goodwill, are reviewed for impairment annually or more frequently if events or circumstances indicate that carrying amounts may not be recoverable [See Note 8].

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

Stock-Based Compensation - On January 1, 2006, we adopted SFAS No. 123R, "Share-Based Payment," or SFAS 123R. Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. For the years ended December 31, 2006 and 2007, we recognized $2,597 and $4,748, respectively of stock-based compensation expense in our consolidated financial statements. We recognized expense because we had (a) stock options granted prior to January 1, 2006 that had not yet vested as of January 1, 2006 and (b) stock options granted subsequent to January 1, 2006.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimates change based on the actual amount of forfeitures experienced.

Net (Loss) Per Share - We compute net (loss) income per common share under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires us to report both basic net (loss) income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net (loss) income per share, which is based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding. All equivalent shares underlying options, warrants, and convertible Series A Preferred Stock were excluded from the calculation of diluted loss per share because we had net losses for all years presented and therefore equivalent shares would have an anti-dilutive effect.

Reclassification - Certain prior period amounts have been reclassified to conform to the current presentation.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of December 31, 2007.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

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

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisitions

On January 27, 2006 ROO Media Corporation purchased the remaining 24% of ROO Media Europe Limited that it did not own for $90.

On October 1, 2006, ROO Group, through a majority-owned subsidiary (the “Acquiring Subsidiary”), entered into an agreement to acquire the business, assets and name from an Australian based interactive marketing agency. As consideration for the business, assets and name, 24.5% of the issued shares of the Acquiring Entity were transferred to the shareholders of the agency. Also, a cash amount of $250 was paid to the shareholders of the agency in December 2006. In addition to this amount, 50% of any further payment as detailed in Note 11 will be made to the shareholders of the agency less the cash amount of $250.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (October 1, 2006).

Current assets	$43
Property, Plant and Equipment	55
Intangible Asset - Customer List	262
Total Assets Acquired	360

Current Liabilities	163
Total Liabilities Assumed	163

Net Assets Acquired	$197

In 2007, the “Acquiring Subsidiary” changed its name to Sputnik Agency Pty. Ltd.

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

The operations of Cooee, which are included in the operations of Reality Group during the period from October 1, 2006 to December 31, 2007, have been included in the consolidated statements.

In November 2007, it was mutually agreed to terminate the Cooee acquisition agreement and settle the remaining payments. As final settlement of all payments per this agreement, $24 has been accrued and recorded in Accrued Expenses. An impairment loss of $86 was recorded during the year ended December 31, 2007 related to the net book value of customer lists purchased (See note 8).

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisitions (Continued)

On November 21, 2006, we issued 100,000 shares of our common stock in full and final settlement of the milestones, as detailed in the agreement to purchase Undercover Media Pty Ltd. The shares were valued at $260, based on the closing trading value on the previous day of $2.60. The value of these shares was originally recorded as an intangible asset (See Note 8).

On January 22, 2007, we entered into an Asset Purchase Agreement (the "APA") with RJM Price & Company, Inc. (“RJM”) and Robertson Price. Pursuant to the APA, we acquired all of the properties, rights and assets constituting the business of RJM, which operates under the name MyVideoDaily (“MVD”). The APA provided for consideration of up to an aggregate of $1,350, of which $250 was paid upon the execution of the APA. The APA included milestone payments, which provided certain defined targets and conditions to be met. Pursuant to the terms of the APA, we also entered into an employment agreement with Mr. Price. On May 17, 2007, RJM was issued 92,379 shares of our common stock valued at $250, for achieving the first quarter milestone.

On October 18, 2007, we entered into a settlement agreement with RJM and Robertson Price, resolving all payment and other obligations among the parties arising out of the APA dated as of January 22, 2007. Pursuant to the agreement, ROO paid RJM $500 on October 23, 2007, and RJM delivered to ROO 92,379 shares of ROO common stock, which had been previously issued by ROO. These shares have been canceled and the value recorded on May 17, 2007 has been reversed. This agreement is the full and final settlement of any outstanding items or amounts related to the APA. The $250 paid upon execution of the APA was recorded as goodwill. The $500 paid upon the execution of the settlement agreement was recorded as settlement of MVD agreement in the Statement of Operations. As of December 31, 2007, the goodwill of $250 was impaired and recorded as impairment of goodwill expense in the Statement of Operations (See Note 8).

On February 16, 2007, Wurld Media, Inc. (‘Wurld Media’) issued a promissory note to the Company in the principal amount of $1,500. Pursuant to the promissory note the Company advanced to Wurld Media the sum of $800, and in its sole discretion may make additional advances of up to, but not exceeding $1,500. The promissory note accrues interest at the annual rate of 8% and in the event of a default will accrue interest at the annual rate of 10%. The promissory note is secured by all of the assets of Wurld Media. The promissory note is due and payable upon the earlier of (i) the closing of the acquisition of the assets of Wurld Media, in which event, the loan amount will be credited against the purchase price of the assets or (ii) November 26, 2007. This promissory note has been paid in full and is included in the assets of Wurld Media acquired. The loan made to Wurld Media was recorded as a component of “Investment in assets acquired from Wurld Media” on the Statement of Cash Flows.

On June 15, 2007, Gregory Kerber issued a promissory note to the Company in the principal amount of $400. Pursuant to the promissory note, the Company advanced to Mr. Kerber the sum of $394. The promissory note accrues interest at the rate of 8% and in the event of a default will accrue interest at the rate of 10%. The promissory note is secured by certain of his shares in Wurld Media. The promissory note is due and payable upon demand by the Company. This promissory note has been paid in full and is included in the assets of Wurld Media acquired. The loan made to Mr. Kerber was recorded as a component of “Investment in assets acquired from Wurld Media” on the Statement of Cash Flows.

On July 12, 2007, ROO HD, Inc. (“ROO HD”), a wholly owned subsidiary of ROO Group, entered into an asset purchase agreement with Wurld Media, Gregory Kerber and Kirk Feathers. Wurld Media specializes in the peer-to-peer distribution of music, movies, games, TV shows and other audio, video, and audio/video content. The acquisition was completed and closed on July 17, 2007. The assets acquired by ROO HD, pursuant to the agreement, included: (i) certain fixed assets, equipment, fixtures, and leasehold improvements located at Wurld Media’s office in Saratoga Springs, New York; (ii) certain intellectual property of Wurld Media; (iii) the customer logs, location files and records of Wurld Media, (iv) all claims, entitlements, rebates, refunds, settlements, awards or other rights related to the assets acquired by ROO HD. The consideration for the assets acquired by ROO HD was an aggregate of $4,320, consisting of $3,174 in cash, $38 in accrued liabilities related to the purchase and the issuance of 655,500 shares of our common stock valued on July 17, 2007 at $1.69 per share or $1,108. The total purchase consideration was allocated to the assets acquired at their estimated fair values as of the date of acquisition, as determined by management, as $3,180 of software and $1,140 of fixed assets.

 At the end of December 2007, we decided to abandon the development and assets of the peer-to-peer business that we acquired in the asset purchase agreement with Wurld Media (See Note 8).

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(5) Related Party Transactions

On March 6, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $380. Pursuant to the promissory note the Company advanced to Reality Group the sum of $190, on March 6, 2007, and $190 on March 13, 2007. Interest on the promissory note accrues at the rate of 8% per annum. The promissory note is due on June 30, 2008 and is secured by all the assets of Reality Group. In addition, Grant Lee and Mike Bollan agreed to pledge 20% of the ordinary shares of Reality Group which they own as security for Reality Group’s obligations under the promissory note. This eliminates in consolidation.

On May 11, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $400. Pursuant to the promissory note the Company advanced to Reality Group the sum of $400, on May 11, 2007. Interest on the promissory note accrues at the rate of 8% per annum. The promissory note is due on May 11, 2008. This eliminates in consolidation.

(6) Property and Equipment

Property and equipment at December 31, 2007 consists of the following:

	Assets
	under Capital	Motor	Computer	Leasehold	Furniture and	Office
	Lease	Vehicles	Software	Improvements	Fixtures	Equipment	Total
Cost	$290	$61	$169	$536	$268	$1,208	$2,532
Accumulated Depreciation	(197)	(51)	(103)	(141)	(60)	(673)	(1,225)

Net	$93	$10	$66	$395	$208	$535	$1,307

Estimated useful life	7 years	6 years	2 years	5 years	5 years	4 years

Depreciation expense (including amortization of capital lease assets) amounts to $902 and $173 for the years ended December 31, 2007 and 2006, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(7) Goodwill and Intangible Assets

As of December 31, 2007, goodwill totals $1,123 and is comprised of $1,033, which represents the excess of acquisition costs over the fair value of net assets of the Reality Group acquisition at the date of acquisition of $1,990 less $957, which represents the buyback of shares which was recorded as a reduction of goodwill. Also included in goodwill is $90 related to the acquisition of 24% of ROO Media Europe Limited, which was owned by a third party.

At December 31, 2007 intangible assets include the following:

	Customer List	Software	Domain Name

Cost	$931	$1,320	$54
Less Amortization	(678)	(815)	(24)

Totals	$253	$505	$30

Estimated future annual amortization expense as of December 31, 2007 is as follows:

	Customer List	Software	Domain Name

2008	$134	$265	$11
2009	70	226	11
2010	49	14	8

Totals	$253	$505	$30

The customer lists were acquired as a component of the Reality Group and Sputnik acquisitions and are being amortized over a 4 year period on a straight line basis. The software is being amortized over a 5 year period on a straight line basis. The Company purchased the domain name www.roo.com in November 2005 and it is being amortized over a 5 year period on a straight line basis.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

 (8) Impairment of Assets

At the end of December 2007, we decided to abandon the development and assets of the peer-to-peer business that we acquired in the Asset Purchase Agreement with Wurld Media, which was comprised of software and property and equipment. Accordingly, we evaluated the ongoing value of these assets. Based on this evaluation, we determined that software with a carrying amount of $2,783 was impaired; this is recorded as loss on impairment of intangible assets in the Statement of Operations. Based on this evaluation, we also determined that property and equipment with a carrying amount of $855 was impaired and we wrote it down by $788; this amount was recorded as loss on impairment of property and equipment in the Statement of Operations. Subsequent to December 31, 2007, $33 of this property and equipment was sold to a third party for book value, and no gain or loss was recorded on the sale.

At the end of 2007, we determined that goodwill recorded when we acquired the properties, rights and assets pursuant to the Asset Purchase Agreement with MVD was impaired. We evaluated the goodwill for impairment by comparing the estimated fair value, which was based on the present value of estimated future cash flows to be generated to the carrying amount of $250. The estimated future cash flows were determined to be negligible based on actual results in 2007. Based on this evaluation, we determined that goodwill was impaired and we recorded $250 as a loss on impairment of goodwill in the Statement of Operations.

At the end of November 2007, we decided to stop the production of content and terminate the content production department. We have and will continue to license content from outside sources. Accordingly, we evaluated the ongoing value of the content recorded as an asset. Based on this evaluation, we determined that content with a carrying amount of $255 was impaired; this amount was recorded as impairment of intangible assets in the Statement Operations.

In November 2007, it was mutually agreed to terminate the agreement between Reality Group and Coeee and settle the remaining payments in the agreement due to the loss of the customers acquired from Cooee. Accordingly, we evaluated the ongoing value of these assets. Based on this evaluation, we determined that customer lists with a gross carrying amount of $220 and a net carrying amount of $86 was impaired; this is recorded as impairment of intangible assets in the Statement Operations.

(9) 401(k) Plan

Beginning in 2007, the Company offered its eligible U.S. employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. The 401(k) Plan also includes company matching contributions for all participants making elective deferrals. The Company makes matching contributions for all eligible employees who contribute to the 401(k) Plan an amount equal to the salary deferrals that do not exceed 3% of their compensation. The Company has accrued $62 for matching contributions as of December 31, 2007 and will make the contribution by March 15, 2008 as required by the 401(k) Plan. The Company ceased matching contributions to the 401(k) Plan effective January 1, 2008.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(10) Income Taxes

Income taxes consisted of the following:

	Years ended December 31,
	2007	2006
Current:
Australian Federal Tax expense (benefit)	$114	$(84)
Non-Current:
Australian Federal Tax expense (benefit)	11	(8)
Totals	$125	$(92)

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying Australian federal tax rates to pretax income is as follows:

Statutory Federal Income Tax (benefit)	$16	$(138)
Other (Non Allowable Deductions)	109	46
Totals	$125	$(92)

The components of deferred tax assets and liabilities as of December 31, 2006 for Australian federal taxes, are as follows:

Deferred Tax Assets:
Provision Accounts	$89
Depreciation	(7)
Other Liabilities	21
Tax Loss Carryforward	160
Total	$263

At December 31, 2007, we have approximately $37,500 in U.S. federal net operating tax loss carryforwards expiring at various dates through 2027. The Tax Reform Act of 1986 enacted a complex set of rules which limits a company's ability to utilize net operating loss carryforwards and tax credit carryforwards in periods following an ownership change. These rules define an ownership change as a greater than 50 percent point change in stock ownership within a defined testing period which is generally a three-year period. As a result of stock issued by us from time to time, including the stock issued related to the conversion of outstanding warrants, or the result of other changes in ownership of our outstanding stock, we may have experienced an ownership change and consequently our utilization of net operating loss carryforwards could be significantly limited. A 100% valuation allowance has been established due to the uncertainty about the realization of the deferred tax asset.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(11) Commitments and Contingencies

Leases - The Company is a party to a number of non-cancelable lease agreements primarily involving office premises and computer equipment. Computer equipment leases are generally for three year periods. There are five leases of office premises. The first is in New York, New York, United States and is for three years and ten months ending in November 2008 with no renewal options. The second is in South Melbourne, Victoria, Australia and is for a five year period ending in July 2011. The third is in Windsor, Victoria, Australia and is for eight years ending in June 2013. The fourth is in Clifton Park, New York, United States and is for five years ending in July 2012. The fifth is in London, United Kingdom and is for five years ending in August 2012.

The following is a schedule of future minimum payments under capital leases and operating leases, and obligations under capital leases (present value of future minimum rentals) as of December 31, 2007.

Periods January to December unless stated otherwise	Capital	Operating Property	Total

2008	$129	$1,366	$1,495
2009	104	1,201	1,305
2010	90	1,223	1,313
2011	83	986	1,069
2012	—	448	448
Thereafter	—	54	54

Total Minimum Lease Payments	406	$5,278	$5,684
Less Amount Representing Interest	(92)

Total Obligations Under Capital Leases	$314

Rent expense amounted to $1,170 and $743 for the years ended December 31, 2007 and 2006, respectively.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(11) Commitments and Contingencies (continued)

Contingent acquisition - A contingent liability has been calculated based on the agreement between ROO Broadcasting Limited, a wholly owned subsidiary of the Company and the holders of the 49% non-controlling interest in Sputnik on October 28, 2005. Subject to the conditions described below, the Company may issue additional shares ("Additional Shares") of common stock to those holders, issuable after December 31, 2007, calculated as follows:

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

If the Company does not issue the computed number of Additional Shares, ROO Broadcasting Limited’s 51% ownership of Sputnik will be reduced on a pro rata basis by the difference between the computed number of Additional Shares and the actual number of Additional Shares issued. If the Company does not issue any Additional Shares, ROO Broadcasting will relinquish all of its 51% ownership of Sputnik. However, if the Sputnik Earnings are greater than 15% of the Sputnik Revenue and the number of Additional Shares, to be issued are less than 4.9% of the then current outstanding shares of common stock of the Company, the Company must proceed with issuing the maximum number of Additional Shares in accordance with the above formula. As of December 31, 2007, neither of these conditions was met and therefore we are under no obligation to complete the transaction (See Note 17 for more information). The contingent liability calculated is approximately $3,000 as of December 31, 2007 based on actual results for the year ended December 31, 2007.

On March 12, 2008, the Company entered into a binding Content Distribution Agreement (“CDA”) with Kamera Content AB (“Kamera”), providing for a collateralized and callable advance payment by the Company of $300,000. The CDA provides the Company with an exclusive time period during which to negotiate the acquisition of Kamera. Concurrent with the CDA, the Company executed a non-binding Letter of Intent (“Kamera LOI”) for the purchase of 100% of the capital stock of Kamera by the Company. According to the Kamera LOI, the cash immediately payable to effect the purchase of Kamera Content AB by the Company is US$2.5 million upon closing of the acquisition. As additional consideration, according to the Kamera LOI, the Company will issue to Kamera common shares upon closing of the acquisition and at future dates based on certain timing and performance related benchmarks and thresholds. All the common stock payments considered under the Kamera LOI may be paid in cash instead, at the election of the Company.

Employment Agreements - On December 18, 2007, ROO Group, Inc. the Company entered into an Executive Management Agreement (the “Management Agreement”) with KIT Capital Limited (“KIT”) for a term commencing on January 9, 2008 and terminating on January 9, 2011, unless sooner terminated or mutually extended. KIT shall designate Kaleil Isaza Tuzman as Chief Executive Officer, Jamie Levine as Head of Communications and Rosario Davi as Corporate Development Manager of the Company. The Agreement provides for compensation as follows: (i) $50,800 monthly, (ii) signing incentive payment of $68,500, (iii) an incentive bonus equal to the greater of (x) the preceding twelve months’ base compensation or (y) the previous month’s monthly installment of base compensation multiplied by twelve if the Company shall achieve 2 consecutive quarters of profitability or the Company’s total monthly revenue equals of exceeds $6 million. The Management Agreement provides that upon termination of the Agreement or after the expiration date for any reason except cause (as defined in the Agreement), the Company shall pay KIT, in addition to any other payments due hereunder, a cash severance payment equal to the greater of (i) the total amount paid to KIT during the preceding twelve months, including base compensation and all bonuses, or (ii) the previous month’s monthly installment of base compensation multiplied by twelve.

Litigation - Our wholly owned subsidiary, ROO HD, Inc. (“ROO HD”), has been served as a defendant in a lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., a purported class action pending in New York Supreme Court, Saratoga County. The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”) purportedly on behalf of themselves and “others similarly situated,” claims that ROO HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that ROO HD is the alter-ego of Wurld. Plaintiffs seek the appointment of a receiver to take charge of the Company’s property in constructive trust for plaintiff and payment of plaintiff’s unpaid wages and costs of suit, both in an unspecified dollar amount. ROO HD timely filed its answer to the complaint, and there have been no further developments. ROO HD believes the suit is without merit and will defend it vigorously.
.
On December 24, 2007, Rick Gell and Todd Pavlin, two former consultants of ROO Media sued that entity together with ROO Group and ROO Group's Founder and Vice Chairman Robert Petty and ROO Media’s former President and Chief Operating Officer Steve Quinn in New York Supreme Court, New York County, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. On February 21, 2008, defendants moved to dismiss the complaint, and the motion will be fully briefed to the Court by April 24, 2008, whereupon the Court shall rule, either with or without first taking oral argument. We believe the suit is without merit and will defend it vigorously.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(12) Preferred Shares

The Series A Preferred Stock has a stated value of $.0001 and a liquidation preference over the common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series A Preferred Stock should receive preferential payment. Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders and are entitled to ten votes for each share of Series A Preferred Stock owned. Except as otherwise expressly required by law, holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class. Beginning two years from the date of issuance of the Series A Preferred Stock, each one share of Series A Preferred Stock is convertible, at the option of the holder, into 0.04 shares of common stock, as adjusted. However, holders cannot convert any share of Series A Preferred Stock if the market price of the Common Stock is below $3.00 per share. If within two years from the date of issuance, there is a sale or other disposition of all or substantially all of our assets, a transaction or series of related transactions in which more than 50% of the voting power of security holders is disposed of, or upon a consolidation, merger or other business combination where the Company is not the survivor, then immediately prior to such event each holder of Series A Preferred Stock may convert any or all of such holder’s shares of Series A Preferred Stock into Common Stock as described above. The Company is prohibited from taking action which would adversely and materially affect any of the preferences, limitations or relative rights of the Series A Preferred Stock without the vote of the holders of a majority of the then outstanding shares of Series A Preferred stock.

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

 (13) Stock Issuances

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

The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement was not filed within such time or if the registration statement was not declared effective within 120 days following the closing date, the Company would be required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed or declared effective. The Company failed to fulfill its obligations to timely file the Registration Statement and keep it effective and owes approximately $216 in liquidated damages to the investors, this amount has been accrued and is included in accrued expenses and registration rights liquidated damages.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(13) Stock Issuances (Continued)

Savvian LLC, Burnham Hill Partners, a division of Pali Capital, Inc. and Brimberg & Co., registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing, the Company paid the placement agents a cash fee of $461. In addition, the Company issued the placement agents 801,369 warrants to purchase shares of common stock with an exercise price of $1.25 per share for a period of five years and were valued under the Black-Scholes-Merton method as $1,057. The net proceeds of $4,985 were received after deducting placement agent fees of $461, legal fees of $74 and escrow agent fees of $5. The transaction was exempt from registration requirements pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

On November 14, 2006, the Company entered into a securities purchase agreement pursuant to which the Company sold an aggregate of 8,378,377 shares of the Company’s common stock and warrants to purchase an additional 2,513,513 shares of the Company’s common stock to accredited investors resulting in gross proceeds of $15,500. The offering closed on November 16, 2006. The unit price of the common stock and corresponding warrant was $1.85. The warrants have an exercise price of $3.00 per share and a term of five years. The warrants were valued under the Black-Scholes-Merton method as $2,943. At any time at which the market price of the Company's Common Stock exceeds $5.00 for 10 trading days during any 20 consecutive trading days, the Company may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement.

The Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed, up to a maximum of 10%. Also, if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is declared effective, up to a maximum of 10%. The Company failed to fulfill its obligations to timely file the Registration Statement and keep it effective and owes approximately $254 in liquidated damages to the investors, this amount has been accrued and included in accrued expenses and registration rights liquidated damages.

Merriman Curhan Ford & Co. and Brimberg & Co., financial advisors and registered broker-dealers, acted as placement agents for the sale of the Company's common stock. In connection with the closing we paid the placement agents a cash fee of an aggregate $930. In addition, the Company issued to the placement agents 326,757 warrants to purchase shares of our common stock with an exercise price of $3.00 per share exercisable for a period of five years and were valued under the Black-Scholes-Merton method as $383. In connection with the November 2006 Financing, we received net proceeds of $14,493 after payment of placement agent fees of $930, legal fees and expenses of $72, and escrow agent fees of $5.

On November 21, 2006, we issued 100,000 shares of common stock in full and final settlement of the milestones detailed in the Undercover Media Purchase Agreement. The shares were valued at $260, based on the closing trading value of the shares on the previous day of $2.60. The value of these shares was recorded as an intangible asset.

On January 25, 2007, we entered into an agreement with News Corporation (“News Corp”). The Agreement provides for the issuance of 2,000,000 shares of our common stock upon execution of the Agreement, which were to be held in escrow and released to News Corp on January 1, 2008, if the average monthly revenues from News Corp and its affiliates for the three month period ended December 31, 2007 is not less than the revenue from News Corp and its affiliates for the one month period ending December 31, 2006 (the “Revenue Target”). On February 7, 2008, we released the 2,000,000 shares of our common stock to News Corp for meeting the Revenue Target. The shares were valued at $0.17 per share or $340, and that amount was recorded as sales and marketing expense on December 31, 2007.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(13) Stock Issuances (Continued)

We also agreed to issue an additional 2,000,000 shares of our common stock to News Corp if within three years of the date of the Agreement the average monthly revenue from News Corp and its affiliates for any consecutive three month period equals at least six times the Revenue Target. Further, we agreed that if the foregoing is not timely achieved, we shall issue to News Corp warrants to purchase 2,000,000 shares of our common stock which shall be exercisable for a term of two years at a price of $2.70. The exercise price of the warrants will be subject to customary anti-dilution protection for stock splits, recapitalizations, stock dividends and the like.

We have granted News Corp piggy-back registration rights in connection with the shares issuable pursuant to the Agreement.

On May 4, 2007, we entered into a securities purchase agreement pursuant to which the Company sold an aggregate of 10,000,000 shares of our common stock and warrants to purchase an additional 3,000,000 shares of our common stock to accredited investors resulting in gross proceeds of $25,000. The offering closed on May 10, 2007. The unit price of the common stock and corresponding warrant was $2.50. The warrants have an exercise price of $4.50 per share and a term of five years. The warrants were valued under the Black-Scholes method as $5,117. At any time at which the market price of our Common Stock exceeds $6.00 for 10 trading days during any 20 consecutive trading days, we may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement. We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed, up to a maximum of 10%. The registration statement was filed on June 11, 2007. Also, if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is declared effective, up to a maximum of 10%, which increases to 18% if the registration statement is not declared effective within two years following the closing date. The registration statement was declared effective on August 14, 2007. Merriman Curhan Ford & Co. and Brimberg & Co., registered broker-dealers, acted as placement agents for the sale of the Company’s common stock. In connection with the May 2007 Financing, we received net proceeds of $23,875 after payment of placement agent fees of $1,000, legal fees and expenses of $120, and escrow agent fees of $5.

In 2007, the Company failed to fulfill its obligations to keep the registration statements effective related to the August 23, 2005, October 20, 2005 and December 28, 2005 private placements and owes approximately $393 in liquidated damages to these investors. This amount has been accrued and is included in accrued expenses and registration rights liquidated damages.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

  (13) Stock Option Plan

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

Under SFAS No. 123(R) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected life (in years)	4.78	2.77
Risk-free interest rate	4.54%	4.74%
Volatility	89%	96%
Dividend yield	0%	0%

A summary of the status of stock option awards as of December 31, 2007 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2005	1,783,050	$2.00
Granted	4,284,500	2.36
Exercised	—	—
Cancelled, expired, or forfeited	(419,695)	2.23
Outstanding at December 31, 2006	5,647,855	2.25
Granted	4,110,000	3.77
Exercised	—	—
Cancelled, expired, or forfeited	(3,277,271)	2.28
Outstanding at December 31, 2007	6,480,584	3.20	3.84	$0
Exercisable at December 31, 2007	3,207,140	2.75	3.20	0

The weighted-average grant-date fair value of option awards granted during the years ended December 31, 2007 and 2006 was $2.25 and $1.39, respectively. There have been no options exercised from inception through December 31, 2007.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(15) Segment Reporting

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

	Year ended
	December 31,
	2007	2006
Revenue:
Online Digital Media	$9,525	$5,361
Advertising Agency Business	4,404	4,407
Corporate	-	-
Total revenue	$13,929	$9,768

Operating (loss):
Online Digital Media	$(21,920)	$(10,271)
Advertising Agency Business	(57)	(524)
Corporate	(12,261)	(4,120)
Total operating (loss) income	$(34,238)	$(14,915)

December 31,
2007
Assets:
Online Digital Media	$5,049
Advertising Agency Business	1,887
Corporate	11,179
Total assets	$18,115

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(16) Subsequent Events

We announced on March 17, 2008 that we intend to exercise our right to complete the purchase of our 51% owned Sputnik subsidiary, and that an agreement had been reached in principle to acquire the remaining 49% of Sputnik. The full integration of the Companies will include a consolidation of products and creative services to address current and future client needs.

(17) Subsequent Events (Unaudited) Occurring After the Date of the Report of the Independent Registered Public Accounting Firm

On March 31, 2008 we announced that the Company had executed definitive share purchase agreements with certain Sputnik shareholders. We expect to effect the purchase of the remaining Sputnik shares during the quarter ending June 30, 2008. As currently contemplated, the total consideration will be approximately $4.6 million of which net cash to be paid by us to the Sputnik shareholders to affect this purchase is to be approximately $4 million. Although we are optimistic that we will complete the purchase of Sputnik according to the key terms and conditions outlined in the Sputnik MOU, there is no guarantee that the Sputnik purchase will indeed close, that it will close in the form outlined in the Sputnik MOU or that it will close during the quarter ended June 30, 2008.

On March 30, 2008, the Company reached negotiated settlements with Robert Petty and Robin Smyth, restructuring their respective employment agreements, each of which involved one-time cash severance payments. In exchange for entering into new below-market, "at will" employment agreements, Messrs. Petty and Smyth will receive upfront cash settlements of $675 and $275 respectively, as well as an aggregate of 8.65 million fully vested warrants to purchase the Company's common stock, at a strike price equal to $0.133 per share (representing the 3-day weighted average of closing price of the Company's common stock prior to and including March 28, 2008). These warrants will become exercisable in 1/12 increments on a monthly basis starting six months from March 30, 2008. Mr. Smyth's restructured employment agreement involves certain cash and warrant- based incentives which can be earned-in over a period of 3 years based on ongoing service to the Company. As part of their respective settlements, Messrs. Petty and Smyth agreed to vote their preferred shares according to the Company's designation.

On March 30, 2008, our board of directors and shareholders holding a majority of our voting stock approved the filing of an amendment to our Articles of Incorporation to reduce our authorized preferred stock from 20,000,000 to 10,000,000. Also, a majority of the holders of our Series A Preferred Stock have approved the filing of an amendment to the Company's Certificate of Designation of the Series A Preferred Stock to provide for the automatic conversion of the outstanding shares of Series A Preferred Stock into 400,000 shares of common stock. The conversion of the Series A Preferred Stock into common stock shall be conditional upon the effectuation of the amendment to the Company's Articles of Incorporation to reduce the authorized preferred stock from 20,000,000 to 10,000,000. Upon the effectuation of the foregoing, the preferred class of stock will be eliminated.