Form 10-Q
period 2008-03-31
ROO GROUP INC
filed 2008-05-15
CIK 1076700

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-25659

ROO GROUP, INC.
(Exact Name of small business issuer as specified in its charter)

Delaware	11-3447894
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

228 East 45th Street 8th Floor New York, NY 10017
(Address of principal executive offices) (Zip Code)

(212) 661-4111
Issuer's telephone Number:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smallereporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 14, 2008, the issuer had 47,436,039 outstanding shares of Common Stock.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2008	December 31, 2007 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,580	$10,189
Accounts receivable, net	3,737	3,057
Other current assets	1,233	1,288
Restricted cash	-	100
Total current assets	10,550	14,634

Property and equipment, net	1,002	1,307
Deferred tax assets	275	263
Software, net	439	505
Customer list, net	185	253
Domain names, net	27	30
Goodwill	1,123	1,123
Total assets	$13,601	$18,115

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft and other obligations	$280	$190
Accounts payable	2,586	3,121
Accrued expenses	3,051	1,616
Income tax payable	145	139
Deferred revenue	178	-
Other current liabilities	1,422	1,478
Total current liabilities	7,662	6,544

Capital lease obligations	300	292
Total liabilities	7,962	6,836
Commitments	-	-
Minority interest	(172)	(76)

Stockholders' Equity:
Series A preferred shares, $0.0001 par value: authorized 10,000,000 shares; issued and outstanding 10,000,000	1	1
Common stock, $0.0001 par value: authorized 500,000,000 shares; issued and outstanding 38,936,039 at March 31, 2008 and December 31, 2007	4	4
Additional paid-in capital	79,859	74,820
Accumulated deficit	(74,171)	(63,524)
Accumulated other comprehensive income	118	54
Total stockholders' equity	5,811	11,355
Total liabilities and stockholders' equity	$13,601	$18,115

(A) - Reference is made to the company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission in April, 2008.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Revenue	$3,502	$3,002
Expenses:
Operations	2,906	3,197
Research and development	608	1,339
Sales and marketing	1,170	1,613
General and administrative (exclusive of non-cash compensation)	2,519	2,262
Non-cash compensation	4,001	1,242
Restructuring charges	2,745	-
Other non-recurring charges	135	-
Impairment of property and equipment	228	-

Total expenses	14,312	9,653

(Loss) from operations	(10,810)	(6,651)

Interest income	61	119

Interest expense	(14)	(7)

Other income	21	-

Net (loss) before income taxes	(10,742)	(6,539)

Income tax (expense) benefit	(1)	5

Net (loss) before minority interest	(10,743)	(6,534)

Minority interest	96	5

Net (loss) available to common shareholders	$(10,647)	$(6,529)

Basic and diluted net (loss) per common share	$(0.27)	$(0.24)

Weighted average common shares outstanding, basic and diluted	38,936,039	27,541,480

Comprehensive (loss):
Net (loss)	$(10,647)	$(6,529)
Foreign currency translation	64	19

Comprehensive (loss)	$(10,583)	$(6,510)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating Activities:
Net (loss)	$(10,647)	$(6,529)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Provision for doubtful accounts	94	9
Depreciation	108	71
Amortization of intangible assets	137	230
Non cash stock based compensation	4,001	1,242
Issuance of warrants for settlement of separation agreements	1,038	-
Loss on impairment of property and equipment	228	-
Minority interest in subsidiaries	(96)	(5)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(774)	(220)
Other assets	55	(174)

Increase (decrease) in:
Accounts payable	(534)	1,129
Accrued expenses	1,464	(313)
Income tax payable	(12)	(45)
Deferred revenue	178	-
Other liabilities	(58)	314
Total adjustments	5,829	2,238

Net Cash (Used) By Operating Activities - Forward	(4,818)	(4,291)

Investing Activities:
Release of restricted cash	100	-
Cash paid in MyVideoDaily acquisition	-	(250)
Issuance of note receivable	-	(800)
Capitalization of content	-	(18)
Proceeds from sale of equipment	33	-
Purchase of equipment	(26)	(82)

Net Cash Provided (Used) By Investing Activities - Forward	$107	$(1,150)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007

Net Cash (Used) By Operating Activities - Forwarded	$(4,818)	$(4,291)

Net Cash Provided (Used) By Investing Activities - Forwarded	107	(1,150)

Financing Activities:

Bank overdrafts and other obligations, net	89	(7)

Repayment of capital leases	(28)	(5)

Net Cash Provided (Used) By Financing Activities	61	(12)

Effect of Exchange Rate Changes on Cash	41	14

Net (Decrease) in Cash	(4,609)	(5,439)

Cash and Cash Equivalents - Beginning of Period	10,189	11,937

Cash and Cash Equivalents - End of Period	$5,580	$6,498

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:

Income taxes	$-	$-

Interest	$13	$4

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of ROO Group, Inc. and Subsidiaries ("ROO" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

(2) Summary of Significant Accounting Policies

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

(D) Fair Value of Financial Measurements - On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).

The Company has only partially adopted SFAS 157 as implementation for certain assets of the Company (including customer lists, domain names, and goodwill) and has been deferred until the fiscal year beginning January 1, 2009. We are still considering the effects of full implementation.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(E) Going Concern - The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have incurred losses, had an accumulated deficit, and have experienced negative cash flows from operations. This raises doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in costs, although there can be no assurance thereof. On April 16, 2008, the Company was provided with notice of exercise by KIT Capital Limited ("KIT Capital") of its right pursuant to Section 4.5 of the Executive Management Agreement by and between the Company and KIT Capital dated December 18, 2007 to purchase $5,000,000 of the Company's common stock (See Note 12 Subsequent Events). On May 8, 2008, the Company entered into a common stock purchase agreement pursuant to which the Company sold an aggregate of $15,000,000 of shares of common stock and warrants to accredited investors (See Note 12 Subsequent Events). Having completed this financing, the Company does not anticipate that it will need to raise additional capital to achieve its operational and acquisition growth plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

(F) Impairment of Long-Lived Assets - We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made.

(G) Cash and Cash Equivalents - ROO considers all highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents.

(H) Property and Equipment - Property and equipment are stated at cost. Depreciation is provided for using the straight-line and declining balance methods of accounting over the estimated useful lives of the assets.

(I) Intangible Assets - Intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. All intangible assets are reviewed for impairment annually or more frequently if deemed necessary, and no impairment write-offs were recorded during each of the three month periods ended March 31, 2008 and 2007.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of March 31, 2008 was $379.

We generally do not require collateral for our financial instruments.

(K) Revenue Recognition - Revenues are derived principally from professional services, digital media management and advertising. Revenue is recognized when service has been provided.

(L) Earnings (Loss) Per Share Calculation - Net loss per share is based on the weighted average number of shares outstanding.

Earnings (loss) per common share are calculated under the provisions of SFAS 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS 128 requires ROO Group to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect. Potential shares from the conversion of Series A Preferred Stock are excluded as any conversion thereof would also have an anti-dilutive effect.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(M) Stock-Based Compensation - On January 1, 2006, we adopted SFAS 123R, "Share-Based Payment.” Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. For the three months ended March 31, 2008 and 2007, we recognized $4,001 and $1,242, respectively of stock-based compensation expense as part of our statement of operations in our consolidated financial statements.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimates change based on the actual amount of forfeitures experienced.

On March 17, 2008 our Board of Directors adopted a stock option plan (the “2008 Incentive Stock Plan”).   The 2008 Incentive Stock Plan has reserved 14,000,000 shares of Common Stock for issuance. Under the 2008 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. Also, on March 17, 2008, our Board of Directors resolved that, subject to the agreement of the individuals, a surrender of options under the 2004 Stock Option Plan were exchanged for options under the 2008 Incentive Stock Plan. A total of 3,540,500 stock options in the 2004 Stock Option Plan were surrendered, of which a total of 1,715,183 stock options were cancelled or expired and a total of 1,824,717 stock options were forfeited. These were exchanged for a total of 1,335,500 stock options under the 2008 Incentive Stock Plan.

Under the 2004 Stock Option Plan, the Company granted options with an exercise price of $0.1745 to purchase 2,100,000 shares of its common stock during the three months ended March 31, 2008. During the three months ended March 31, 2008, a total of 1,149,087 stock options vested, a total of 2,026,429 stock options were cancelled or expired, a total of 2,902,136 stock options were forfeited, with 1,322,222 stock options unvested as of March 31, 2008. A total of 3,652,019 stock options were outstanding on March 31, 2008.

Under the 2008 Incentive Stock Plan, the Company granted options with exercise prices ranging from $0.08 to $0.13 to purchase 8,285,000 shares of its common stock during the three months ended March 31, 2008. During the three months ended March 31, 2008, a total of 1,922,323 stock options vested with 6,362,677 stock options unvested as of March 31, 2008. A total of 8,285,000 stock options were outstanding on March 31, 2008.

(3) Notes Receivable

On March 6, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $380. Pursuant to the promissory note the Company advanced to Reality Group the sum of $190 on March 6, 2007 and $190 on March 13, 2007. Interest on the promissory note accrues at the rate of 8% per annum. The promissory note is due on June 30, 2008 and is secured by all the assets of Reality Group. In addition, Grant Lee and Mike Bollan agreed to pledge 20% of the ordinary shares of Reality Group which they own as security for Reality Group’s obligations under the promissory note. These eliminate in consolidation.

On May 11, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $400. Pursuant to the promissory note the Company advanced to Reality Group the sum of $400, on May 11, 2007. Interest on the promissory note accrues at the rate of 8% per annum. The promissory note is due on May 11, 2008. These eliminate in consolidation.

(4) Goodwill

Goodwill of $1,123 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition of $1,033 and ROO Media Europe Ltd. of $90. There was no impairment of goodwill during each of the three month periods ended March 31, 2008 and 2007.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Commitments and Contingencies

Contingent acquisition - A contingent liability had been calculated as of December 31, 2007, based on an agreement between our subsidiary ROO Broadcasting Limited and the holders of the 49% non-controlling interest in Sputnik on October 28, 2005. As of March 31, 2008, there is no contingency that exists in relation to Sputnik because 100% of the shares of Sputnik have been subsequently purchased (See Note 12).

On March 12, 2008, the Company entered into a binding Content Distribution Agreement (“CDA”) with Kamera Content AB (“Kamera”), providing for a collateralized and callable advance payment by the Company of $300. The CDA provides the Company with an exclusive time period during which to negotiate the acquisition of Kamera. Concurrent with the CDA, the Company executed a non-binding Letter of Intent (“Kamera LOI”) for the purchase of 100% of the capital stock of Kamera by the Company. According to the Kamera LOI, the cash payable to effect the purchase of Kamera Content AB by the Company is $2,500 upon closing of the acquisition. As additional consideration, according to the Kamera LOI, the Company will issue to Kamera additional consideration upon closing of the acquisition and at future dates based on certain timing and performance related benchmarks and thresholds. All such payments under the Kamera LOI may be paid in cash or common stock, at the election of the Company.

Employment Agreements - On December 18, 2007, the Company entered into an Executive Management Agreement (the “Management Agreement”) with KIT Capital for a term commencing on January 9, 2008 and terminating on January 9, 2011, unless sooner terminated or mutually extended. KIT Capital shall designate Kaleil Isaza Tuzman as Chief Executive Officer, Jamie Levine as Head of Communications and Rosario Davi as Corporate Development Manager of the Company. The Management Agreement provides for compensation as follows: (i) $51 monthly, which includes the cost of at least 3 employees inclusive of benefits and taxes, (ii) signing incentive payment of $69, (iii) an incentive bonus equal to the greater of (x) the preceding twelve months’ base compensation or (y) the previous month’s monthly installment of base compensation multiplied by twelve if the Company shall achieve 2 consecutive quarters of profitability or the Company’s total monthly revenue equals of exceeds $6,000. The Management Agreement provides that upon termination of the Management Agreement or after the expiration date for any reason except cause (as defined in the Management Agreement), the Company shall pay KIT Capital, in addition to any other payments due hereunder, a cash severance payment equal to the greater of (i) the total amount paid to KIT Capital during the preceding twelve months, including base compensation and all bonuses, or (ii) the previous month’s monthly installment of base compensation multiplied by twelve.

Litigation - Our wholly owned subsidiary, ROO HD, Inc. (“ROO HD”), has been served as a defendant in a lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., a purported class action pending in New York Supreme Court, Saratoga County. The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”) purportedly on behalf of themselves and “others similarly situated,” claims that ROO HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that ROO HD is the alter-ego of Wurld. Plaintiffs seek the appointment of a receiver to take charge of the Company’s property in constructive trust for plaintiff and payment of plaintiff’s unpaid wages and costs of suit, both in an unspecified dollar amount.   ROO HD timely filed its answer to the complaint, and there have been no further developments. We believe the suit is without merit and intend to defend ourselves vigorously.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Commitments and Contingencies (continued)

On December 24, 2007, Rick Gell and Todd Pavlin, two former consultants of ROO Media, sued that entity together with ROO Group, ROO Group's Founder and Vice Chairman Robert Petty and ROO Media’s former President and Chief Operating Officer Steve Quinn in New York Supreme Court, New York County, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. Defendants have moved to dismiss the complaint, and the motion is scheduled to be argued in June 2008. We believe the suit is without merit and will defend ourselves vigorously.

(6) Preferred Shares

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

(7) Stock Issuances

On January 25, 2007, we entered into an agreement with News Corporation (“News Corp”). The Agreement provides for the issuance of 2,000,000 shares of our common stock upon execution of the Agreement, which were to be held in escrow and released to News Corp on January 1, 2008 if the average monthly revenues from News Corp and its affiliates for the three month period ended December 31, 2007 is not less than the revenue from News Corp and its affiliates for the one month period ending December 31, 2006 (the “Revenue Target”). On February 7, 2008, we released the 2,000,000 shares of our common stock to News Corp for meeting the Revenue Target. The shares were valued at $0.17 per share, or $340, and that amount was recorded as sales and marketing expense on December 31, 2007.

We also agreed to issue an additional 2,000,000 shares of our common stock to News Corp if within three years of the date of the Agreement the average monthly revenue from News Corp and its affiliates for any consecutive three month period equals at least six times the Revenue Target. Further, we agreed that if the foregoing is not timely achieved, we shall issue to News Corp warrants to purchase 2,000,000 shares of our common stock which shall be exercisable for a term of two years at a price of $2.70. The exercise price of the warrants will be subject to customary anti-dilution protection for stock splits, recapitalizations, stock dividends and the like. No expenses have been recorded for this commitment to date, as management is unable to estimate this contingent liability.

We have granted News Corp piggy-back registration rights in connection with the shares issuable pursuant to the Agreement.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Restructuring charges

We recorded restructuring charges of $2,745 in the three month period ended March 31, 2008. This amount is comprised of employee termination costs related to the reorganization of the Company of $2,598 and contract settlement and facility closing costs of $147 related to the closing of the Clifton Park, New York office and vendor settlements related to the reorganization. Included in the employee termination costs are $2,397 related to the settlement of separation agreements as described below. On March 26, 2008 and March 30, 2008, the Company reached negotiated settlements with Robert Petty and Robin Smyth, respectively, restructuring their respective employment agreements, each of which involved one-time cash severance payments. In exchange for entering into new, "at will" employment agreements, Messrs. Petty and Smyth will receive upfront cash settlements of $675 and $275 respectively, as well as an aggregate of 7 million and 1.65 million fully vested warrants respectively to purchase the Company's common stock, at a strike price equal to the 3-day weighted average of closing price of the Company's common stock prior to the effective date. These warrants have been valued under the Black-Scholes-Merton method at $1,038. These warrants will become exercisable in 1/12 increments on a monthly basis starting six months from the effective date. Also, Mr. Smyth will receive a lump-sum payment of $100, less applicable tax withholding and deductions, within nine (9) months, and another lump-sum payment of $100, less applicable tax withholding and deductions, within thirteen (13) months. Mr. Smyth's restructured employment agreement involves certain warrant-based incentives which can be earned over a period of 3 years based on ongoing service to the Company. As part of their respective settlements, Messrs. Petty and Smyth agreed to vote their preferred shares according to the Company's designation. Included in the $2,397, are cash payments of $1,150, $1,088 related to the valuation of the warrants and $209 in legal fees paid on behalf of Mr. Petty which is part of Mr. Petty’s separation agreement.

(9) Other non-recurring charges

We have recorded other non-recurring charges of $135 related to the IT overlap, which is the redundancy in staff and consultants for the transition of information during reorganization due to the centralizing of resources in Toronto, and corporate rebranding related to the reorganization.

(10) Impairment of property and equipment

In March 2008, we decided to sublease our former offices in London and move to another location to reduce costs. This includes removing and abandoning the leasehold improvements and furniture and fixtures in the London office. Due to the Company’s office relocation, we recorded and impairment charge for certain property and equipment which totaled $228 during the three months ended March 31, 2008. This amount is segregated within the Statement of Operations.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(11) Segment Reporting

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

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period information has been reported to conform to the new segment presentation. The following table provides revenue and segment income (loss) from operations for each of the segments. Segment income (loss) from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a segment, and include: salaries and benefits for the Company’s corporate executives, corporate governance costs, fees for professional service providers including audit, legal, tax, insurance, and other corporate expenses.

	Three months ended March 31,
	2008	2007
Revenue:
Online Digital Media	$2,373	$2,179
Advertising Agency Business	1,129	823
Corporate	-	-
Total revenue	$3,502	$3,002

Net (loss) before income taxes and minority interest:
Online Digital Media	$(3,348)	$(4,692)
Advertising Agency Business	(6)	(203)
Corporate	(7,388)	(1,644)
Total net (loss) before income taxes and minority interest	$(10,742)	$(6,539)

March 31, 2008
Assets:
Online Digital Media	$5,148
Advertising Agency Business	1,878
Corporate	6,575
Total assets	$13,601

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(12) Subsequent Events

We executed definitive share purchase agreements with all Sputnik shareholders with a closing date of May 15, 2008. We exercised our right to complete the purchase of our 51% owned Sputnik subsidiary, and to acquire the remaining 49% of Sputnik. The total consideration is $4,562, of which net cash to be paid by us to the Sputnik shareholders to affect this purchase is approximately $4,000 which includes such costs as legal fees. The full integration of the Companies will include a consolidation of products and creative services to address current and future client needs. As of March 31, 2008, no entries have been recorded in relation to this purchase.

On March 17, 2008, the Company’s Board of Directors unanimously adopted a resolution approving, declaring advisable and recommending to the shareholders for their approval, an amendment to the Company’s Articles of Incorporation, as amended, to change the name of the Company to KIT digital, Inc. On March 30, 2008, the shareholders holding a majority of our voting stock approved the filing of an amendment to our Articles of Incorporation to change the name of the Company to KIT digital, Inc. The name change will be effective upon the filing of the amendment with the Secretary of State of Delaware.

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

On April 16, 2008, ROO Group, Inc. (the "Company") was provided with notice of exercise by KIT Capital Limited ("KIT Capital") of its right pursuant to Section 4.5 of the Executive Management Agreement by and between the Company and KIT Capital Limited dated December 18, 2007 (the "Management Agreement") to purchase $5,000 of the Company's common stock at a price of $0.16 per share. In addition, KIT Capital and the Company have agreed, conditional upon the approval of an independent committee of the Company's Board of Directors, that KIT Capital will (A) waive its right under the Management Agreement to purchase 51% of the Company's preferred stock; and (B) waive its right to require the Company to register the shares of common stock underlying the $5,000 investment pursuant to the Management Agreement, in consideration for the issuance by the Company of a five-year warrant to purchase 2,800,000 shares of the Company's common stock at an exercise price of $0.16 per share.

On April 28, 2008, we filed an Information Statement on Schedule 14C with the SEC to inform the Company’s stockholders of the action taken by the written consent of the holders of a majority of the Company’s voting stock on March 30, 2008. The actions taken by the Company’s stockholders will not become effective until 20 days after the mailing of the Information Statement. We began mailing the Information Statement on April 28, 2008.

On May 8, 2008, ROO Group, Inc. (the “Company”) received subscriptions for the sale of an aggregate of $15,000 or 75,000,000 Units. Each Unit consists of one share of common stock, par value $0.0001 per share, of the Company and a five-year warrant to purchase one share of Common Stock. The warrants have an exercise price of $0.34 per share and a term of five years.

ROO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(12) Subsequent Events (Continued)

Pursuant to the terms of the Securities Purchase Agreement entered into with each of the investors, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock and the shares underlying the warrants on or prior to 30 days following the closing date. If the registration statement or any subsequent registration statement required to be filed by the Company is not filed within such time the Company is required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the registration statement is filed. Further, if the registration statement is not declared effective within (i) 90 days of the closing (or in the event of a review by the SEC, within 120 days following the closing date), or (ii) 5 trading days after being notified that the registration will not be reviewed or will not be subject to further review, the Company is required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the registration statement is declared effective; provided that if one or more registration statements shall not be effective two years after the closing, the Company shall be required to pay an additional 8% in liquidated damages. In the event one or more registration statements is filed and declared effective, but shall thereafter cease to be effective and such lapse is not cured within 10 business days, the Company shall be required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the earlier of (i) the date the lapse is cured or (ii) the earlier of the expiration of the date on which all of the securities purchased by the investors can be sold either under the registration statement or pursuant to Rule 144. Management expects to file the registration statement within 30 days following the closing date and expects it to be declared effective within 90 days of the closing (or in the event of a review by the SEC, within 120 days following the closing date.

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

OVERVIEW

ROO Group, Inc. is a leading, global provider of proprietary video distribution technologies and video-centric interactive marketing solutions. Through our end-to-end platform, we work closely with consumer brands and content providers to maximize the value of video content via the Internet. Our platform allows clients to publish, manage and distribute digital video content, build online communities and integrate advertising. In addition, enterprises can access approximately 100 syndicated channels and 40,000 syndicated videos. Through our subsidiary, Sputnik, we offer businesses a full range of interactive marketing solutions. Our subsidiary, Reality Group is an advertising agency offering clients a full range of traditional advertising services including media buying and planning, creative development, packaging and brand consultation. We have principal offices in Dubai, Melbourne (Australia), New York, and London.

Set forth below is a discussion of the financial condition and results of operations of ROO Group, Inc. and its consolidated subsidiaries (the "Company," "we," "us," or "our") for the three months ended March 31, 2008 and 2007. The consolidated financial statements include the accounts of ROO Group, Inc., its wholly owned subsidiary ROO Media Corporation, its wholly owned subsidiary Bickhams Media, Inc. (“Bickhams”), its 51% owned subsidiary the Reality Group Pty. Ltd. (“Reality Group”), and its wholly owned subsidiary ROO HD, Inc. Included in the consolidation with ROO Media Corporation are ROO Media Corporation's wholly owned subsidiary ROO Media (Australia) Pty. Ltd. and ROO Media (Australia) Pty. Ltd.'s wholly owned subsidiary Undercover Media Pty. Ltd. (“Undercover Media”), its wholly owned subsidiary ROO Media Europe Limited, its wholly owned subsidiary ROO Broadcasting Limited, its 51% owned subsidiary Sputnik Agency Pty. Ltd. (“Sputnik”) (formerly Factory212 Pty. Ltd.) and its wholly owned subsidiary ROO TV Pty. Ltd. Included in the consolidation with Bickhams is Bickhams' wholly owned subsidiary VideoDome.com Networks, Inc. (“VideoDome.com”). The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

As a component of Management’s review of the financial statements, and in light of recent and prospective business changes, including but not limited to (i) the integration of our Sputnik subsidiary, (ii) the closure of the RBS business unit and the cessation of certain other business activities, (iii) the regionalization of P&L accountability, and (iv) the acquisition of Kamera, management intends to review the classification of costs in the statements of operations. This may result in a change as to the presentation of costs including the development of new account groupings on the statements of operations or the re-classification of sub-accounts between certain categories. Management is currently considering implementing new cost classifications. New classifications currently being considered by management for potential implementation include “Hosting, delivery and reporting,” “Content licensing fees,” “Production and third-party services costs,” “Ad-serving costs,” “Salaries and benefits,” Office rent and expenses” and “Corporate overheads (marketing, legal, accounting and auditing).” If Management determines that such changes in classifications would present additional information to the users of the financial statements, any such changes will be made on a prospective basis with previously reported amounts reclassified to conform with the presentation for the current period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007
REVENUE. Consolidated revenue increased by $500,000 from $3,002,000 for the three months ended March 31, 2007 to $3,502,000 for the three months ended March 31, 2008, an increase of 17%.

Online Digital Media segment revenue increased by $194,000 from $2,179,000 for the three months ended March 31, 2007 to $2,373,000 for the three months ended March 31, 2008, an increase of 9%. The increase is principally from the increase in customers.

Advertising Agency segment revenue increased by $306,000 from $823,000 for the three months ended March 31, 2007 to $1,129,000 for the three months ended March 31, 2008, an increase of 37%. The increase is primarily from the increase in spending by our clients.

EXPENSES

OPERATIONS. Operating expenses consist primarily of content costs, salaries and related personnel costs, web hosting, content delivery and costs directly related to revenue generation. Operating expenses decreased by $291,000 from $3,197,000 for the three months ended March 31, 2007 to $2,906,000 for the three months ended March 31, 2008, a decrease of 9%. This decrease was primarily due to broad cost cutting measures affected in the first quarter of 2008.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development. Research and development expenses decreased by $731,000 from $1,339,000 for the three months ended March 31, 2007 to $608,000 for the three months ended March 31, 2008, a decrease of 55%. The decrease was due primarily to the decrease in development activities associated with enhancements to our technology platform in our Online Digital Media segment which included broad cost cutting measures affected in the first quarter of 2008.

SALES AND MARKETING. Sales and marketing expenses consist primarily of expenses for sales and marketing personnel, expenditures for advertising, and promotional activities and expenses to bring our products to market. These expenses decreased by $443,000 from $1,613,000 for the three months ended March 31, 2007 to $1,170,000 for the three months ended March 31, 2008, a decrease of 27%. This decrease was primarily due to an decrease in sales and marketing personnel and broad cost cutting measures affected in the first quarter of 2008.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, and facilities costs. These expenses increased by $3,016,000 from $3,504,000 for the three months ended March 31, 2007 to $6,520,000 for the three months ended March 31, 2008, an increase of 86%. The increase of $3,016,000 was due to the increase in non-cash compensation of $2,759,000, which consists of an increase in stock based compensation expense on stock options which included costs associated with the cancellation and reissue of options, plus $257,000 that is primarily associated with an increase in professional fees including management fees of $142,000.

RESTRUCTURING CHARGES. Restructuring charges of $2,745,000 for the three months ended March 31, 2008, consist of employee termination costs, contract settlements and facility closing costs.

OTHER NON-RECURRING CHARGES. Other non-recurring charges of $135,000 for the three months ended March 31, 2008, consist of IT overlap, which is the redundancy in staff and consultants for the transition of information during reorganization due to the centralizing of resources in Toronto, and corporate rebranding.

IMPAIRMENT OF PROPERTY AND EQUIPMENT. Impairment of property and equipment was $228,000 for the three months ended March 31, 2008. This is related to the impairment of the property and equipment in the London office.

INTEREST INCOME. Interest income decreased by $58,000 from $119,000 for the three months ended March 31, 2008 to $61,000 for the three months ended March 31, 2008, a decrease of 49%. This decrease was primarily due to a decrease in our cash and cash equivalents related to the timing of the proceeds from the private placements in May 2007 and November 2006.

INTEREST EXPENSE, OTHER. Interest expense, other, was $14,000 for the three months ended March 31, 2008 and $7,000 for the three months ended March 31, 2007, respectively.

NET LOSS BEFORE INCOME TAXES. As a result of the factors described above, we reported a net loss before income taxes of $10,742,000 for the three months ended March 31, 2008 compared to $6,539,000 for the three months ended March 31, 2007, an increase of $4,203,000 or 64%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008 we had working capital of approximately $2,888,000 and cash and cash equivalents of $5,580,000. On April 16, 2008, the Company was provided with notice of exercise by KIT Capital of its right pursuant to Section 4.5 of the Executive Management Agreement by and between the Company and KIT Capital Limited dated December 18, 2007 to purchase $5,000,000 of the Company's common stock. On May 8, 2008, the Company entered into a common stock purchase agreement pursuant to which the Company sold an aggregate of $15,000,000 of shares of common stock and warrants to accredited investors. Having completed this financing, the Company does not anticipate that it will need to raise additional capital to achieve its operational and acquisition growth plan.

Net cash used in operating activities was $4,818,000 for the three months ended March 31, 2008, compared to $4,291,000 for the three months ended March 31, 2007, an increase of $527,000 or 12%. The increase in net cash used in operating activities is primarily related to the timing of the receipts and payments.

Net cash provided by investing activities was $107,000 for the three months ended March 31, 2008 compared to net cash used in investing activities for the three months ended March 31, 2007 of $1,150,000, a decrease in net cash used in investing activities of $1,257,000 or 109%. The difference primarily represents the cash provided related to the release of the restricted cash of $100,000 in 2008 plus the cash used in the issuance of $800,000 in notes receivable and the cash used in the investment in RJM of $250,000 in 2007.

Net cash provided by financing activities was $61,000 for the three months ended March 31, 2008 compared to net cash used in financing activities of $12,000 for the three months ended March 31, 2007, a decrease in net cash used in financing activities of $73,000.

MARKET RISKS

We conduct our operations in primary functional currencies: the United States dollar, the British pound and the Australian dollar. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in U.S. dollars, except in the Europe and Australia, where we invoice our customers primarily in British pounds, Euros and Australian dollars, respectively.

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three months ended March 31, 2008 and 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as set forth below, the Company is not a party to any pending legal proceeding, nor is the property of the Company the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of the Company’s business. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to its business or has a material interest adverse to the Company’s business.

The Company’s wholly owned subsidiary, ROO HD, Inc. (“ROO HD”), has been served as a defendant in a lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., a purported class action pending in New York Supreme Court, Saratoga County. The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”) purportedly on behalf of themselves and “others similarly situated,” claims that ROO HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that ROO HD is the alter-ego of Wurld. Plaintiffs seek the appointment of a receiver to take charge of the Company’s property in constructive trust for plaintiff and payment of plaintiff’s unpaid wages and costs of suit, both in an unspecified dollar amount. ROO HD timely filed its answer to the complaint, and there have been no further developments. We believe the suit is without merit and will defend ourselves vigorously.

On December 24, 2007, Rick Gell and Todd Pavlin, two former consultants of ROO Media sued that entity together with ROO Group and ROO Group’s Founder Chairman Robert Petty and ROO Media’s former President and Chief Operating Officer Steve Quinn in New York Supreme Court, New York County, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. Defendants have moved to dismiss the complaint, and the motion is scheduled to be argued in June 2008. We believe the suit is without merit and will defend ourselves vigorously.

ITEM 1A. RISK FACTORS.

  N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

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

ROO GROUP, INC.

Dated: May 15, 2008	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer