Form 10-Q
period 2008-09-30
KIT digital, Inc.
filed 2008-11-14
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer ”, “accelerated filer ” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of November 14, 2008, the issuer had 114,609,788 outstanding shares of common stock.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets - As of September 30, 2008 (unaudited) and December 31, 2007	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) - For the three months and nine months ended September 30, 2008 and 2007(unaudited)	4
	Consolidated Statements of Cash Flows - For the nine months ended September 30, 2008 and 2007 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30, 2008	December 31, 2007 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,069	$10,189
Accounts receivable, net	4,583	3,057
Other current assets	1,690	1,288
Restricted cash	-	100
Total current assets	12,342	14,634

Property and equipment, net	1,621	1,307
Deferred tax assets	254	263
Software, net	2,310	505
Customer list, net	2,212	253
Domain names, net	22	30
Goodwill	9,809	1,123
Total assets	$28,570	$18,115

Liabilities and Stockholders’ Equity:
Current liabilities:
Bank overdraft and other obligations	$260	$190
Accounts payable	3,081	3,121
Accrued expenses	2,665	1,616
Income tax payable	188	139
Acquisition liability - Kamera	3,000	-
Liability to KIT Media, Ltd.	2,500	-
Other current liabilities	2,156	1,478
Total current liabilities	13,850	6,544

Capital lease obligations	207	292
Total liabilities	14,057	6,836
Commitments	-	-
Minority interest	(122)	(76)

Stockholders’ equity:
Series A preferred shares, $0.0001 par value: authorized 0 and 10,000,000 shares; issued and outstanding 0 and 10,000,000 at September 30, 2008 and December 31, 2007	-	1
Common stock, $0.0001 par value: authorized 500,000,000 shares; issued and outstanding 114,602,447 and 38,936,039 at September 30, 2008 and December 31, 2007, respectively	11	4
Additional paid-in capital	94,846	74,820
Accumulated deficit	(80,036)	(63,524)
Accumulated other comprehensive (loss) income	(186)	54
Total stockholders’ equity	14,635	11,355
Total liabilities and stockholders’ equity	$28,570	$18,115

(A) - Reference is made to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission in April 2008.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$5,381	$3,434	$14,368	$10,020

Variable and direct third party costs:
Hosting, delivery and reporting	499	509	1,601	1,782
Content costs	866	346	1,685	1,259
Direct third party creative production costs	759	777	2,732	2,203
Total variable and direct third party costs	2,124	1,632	6,018	5,244

Gross profit	3,257	1,802	8,350	4,776

General and administrative expenses:
Compensation, travel and associated costs (exclusive of non-cash stock-based compensation)	3,701	6,621	12,108	18,173
Non-cash stock-based compensation	188	1,177	4,262	3,656
Legal, accounting, audit and other professional service fees	291	783	905	1,313
Office, marketing and other corporate costs	834	1,042	2,600	3,258
Depreciation and amortization	434	661	1,033	1,043
Restructuring charges	162	-	3,053	-
Other non-recurring charges	200	-	845	-
Impairment of property and equipment	-	-	228	-
Total general and administrative expenses	5,810	10,284	25,034	27,443

(Loss) from operations	(2,553)	(8,482)	(16,684)	(22,667)

Interest income	37	262	127	594
Interest expense - other	(31)	(18)	(85)	(51)
Other income	8	9	140	29

Net (loss) before income taxes	(2,539)	(8,229)	(16,502)	(22,095)

Income tax (expense) benefit	(1)	-	(2)	5

Net (loss) before minority interest	(2,540)	(8,229)	(16,504)	(22,090)

Minority interest	(15)	17	(8)	(11)

Net (loss) available to common shareholders	$(2,555)	$(8,212)	$(16,512)	$(22,101)

Basic and diluted net (loss) per common share	$(0.02)	$(0.21)	$(0.21)	$(0.66)
Weighted average common shares outstanding	114,557,722	38,907,293	78,895,542	33,388,117

Comprehensive (loss):
Net (loss)	$(2,555)	$(8,212)	$(16,512)	$(22,101)
Foreign currency translation	(219)	61	(240)	80
Comprehensive (loss)	$(2,774)	$(8,151)	$(16,752)	$(22,021)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating Activities:
Net (loss)	$(16,512)	$(22,101)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Provision for doubtful accounts	95	48
Depreciation	393	403
Amortization of intangible assets	641	957
Loss on impairment of property and equipment	228	-
Non cash stock based compensation	4,262	3,656
Issuance of warrants for settlement of separation agreements	1,038	-
Minority interest in subsidiaries	8	11

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(559)	155
Other assets	(84)	(219)

Increase (decrease) in:
Accounts payable	(1,273)	1,539
Accrued expenses	921	53
Income tax payable	6	(60)
Other liabilities	(253)	554
Total adjustments	5,423	7,097

Net Cash (Used) By Operating Activities - Forward	(11,089)	(15,004)

Investing Activities:
Investment in restricted cash	100	(102)
Cash paid in acquisition of MyVideoDaily	-	(250)
Cash paid for completion of acquisition of Sputnik	(4,563)	-
Cash paid in acquisition of Kamera	(4,500)	-
Cash received in acquisition of Kamera	271	-
Cash paid in acquisition of Morpheum	(790)	-
Cash received in acquisition of Morpheum	141	-
Investment in assets acquired from Wurld Media	-	(3,174)
Capitalization of content	-	(89)
Proceeds from sale of equipment	33	-
Purchase of data center equipment and other equipment	(774)	(448)

Net Cash (Used) By Investing Activities - Forward	$(10,082)	$(4,063)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007

Net Cash (Used) By Operating Activities - Forwarded	$(11,089)	$(15,004)

Net Cash (Used) By Investing Activities - Forwarded	(10,082)	(4,063)

Financing Activities:
Proceeds from private placement, net	14,710	23,875
Proceeds from exercise of stock options	21	-
Proceeds from exercise of warrants	-	13
Bank overdraft and other obligations	58	(373)
Liability to KIT Media, Ltd.	2,500	-
Payment on capital leases	(94)	(45)

Net Cash Provided By Financing Activities	17,195	23,470

Effect of Exchange Rate Changes on Cash	(144)	(62)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,120)	4,341
Cash and Cash Equivalents - Beginning of Period	10,189	11,937
Cash and Cash Equivalents - End of Period	$6,069	$16,278

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$84	$50

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Issuance of stock in acquisition of MyVideoDaily	$-	$250
Acquisition liability-Kamera	$3,000	$-
Satisfaction of loans in Sputnik acquisition	$750	$-

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of KIT digital, Inc. and subsidiaries (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. The consolidated results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

(2) Summary of Significant Accounting Policies

(A) Principles of Consolidation The consolidated financial statements include the accounts of KIT digital, Inc., its wholly-owned subsidiary KIT Media Corporation, its wholly-owned subsidiary Bickhams Media, Inc. (“Bickhams”), its 51%-owned subsidiary Reality Group Pty. Ltd. (“Reality Group”), its wholly-owned subsidiary Kamera Content AB (“Kamera”) (included as of the acquisition date of May 19, 2008), its wholly-owned subsidiary Morpheum Internet Services Pty. Ltd. (“Morpheum”) (included as of the acquisition date of August 31, 2008), its wholly-owned subsidiary KIT digital FZ LLC and its wholly-owned subsidiary KIT HD, Inc. Included in the consolidation with KIT Media Corporation are KIT Media Corporation’s wholly-owned subsidiary KIT digital Pty. Ltd. and KIT digital Pty. Ltd.’s wholly-owned subsidiary Undercover Media Pty. Ltd. (“Undercover Media”), its wholly-owned subsidiary KIT digital Limited, its wholly-owned subsidiary KIT Broadcasting Limited, its wholly-owned subsidiary Sputnik Agency Pty. Ltd. (“Sputnik”) (formerly Factory212 Pty. Ltd.) and its wholly-owned subsidiary KIT TV Pty. Ltd. Included in the consolidation with Bickhams is Bickhams’ wholly-owned subsidiary VideoDome.com Networks, Inc. (“VideoDome.com”).   Included in the consolidation with Kamera are Kamera’s 95%-owned subsidiary Kamera (S) PTE LTD and its 55% owned subsidiary Swegypt Company for Telecommunications (S.A.E).

(B) Reclassifications - The classification of expenses in the consolidated statements of operations have been modified beginning with the Form 10-Q for the period ended June 30, 2008. Management believes these changes present additional information to the readers of the financial statements and have been made on a prospective basis with previously reported amounts reclassified to conform to the presentation for the current period.

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

(E) Fair Value of Financial Measurements - On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3). The Company does not have any applicable assets as of September 30, 2008.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(F) Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has incurred losses, had an accumulated deficit, and has experienced negative cash flows from operations. This raises doubt about the Company’s ability to continue as a going concern. Management expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in costs, although there can be no assurance thereof. On April 16, 2008, the Company was provided with notice of exercise by KIT Capital Limited (“KIT Capital”) of its right pursuant to Section 4.5 of the Executive Management Agreement by and between the Company and KIT Capital dated December 18, 2007 (the “Management Agreement ” ) to purchase $5,000 of the Company's common stock, provided that the Company approve the issuance of certain warrants in exchange for KIT Capital facilitating certain corporate actions and foregoing certain rights granted to it in the Executive Management Agreement (see Note 12 Liability to KIT Media, Ltd.). On May 8, 2008, the Company entered into a common stock purchase agreement pursuant to which the Company sold an aggregate of $15,000 of shares of common stock and warrants to accredited investors (the “May Financing”) (see Note 7 Stock Issuances). Having completed the May Financing and received the aforementioned capital from KIT Capital (through its designate, KIT Media, Ltd.), the Company does not anticipate that it will need to raise additional capital to achieve its operational growth plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(H) Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of 90 days or less to be cash and cash equivalents. As of September 30, 2008, the Company has $4,682 in an investment account that pays interest at LIBOR plus 150 basis points. The Company considers this investment a cash equivalent, as within 14 days of written demand the investment company is required to remit all principal and interest to the Company.

(I) Property and Equipment - Property and equipment are stated at cost. Depreciation is provided for using the straight-line and declining balance methods of accounting over the estimated useful lives of the assets.

(J) Intangible Assets - Intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. All intangible assets are reviewed for impairment annually or more frequently if deemed necessary, and no impairment write-offs were recorded during each of the three and nine month periods ended September 30, 2008 and 2007.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of customers who are dispersed across many geographic regions. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. The allowance as of September 30, 2008 was $291.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. For the three months ended September 30, 2008 and 2007, the Company recognized $188 and $1,177, respectively, of stock-based compensation expense as part of its statement of operations in the consolidated financial statements. For the nine months ended September 30, 2008 and 2007, the Company recognized $4,262 and $3,656, respectively, of stock-based compensation expense as part of its statement of operations in the consolidated financial statements.

The estimated fair value underlying the Company’s calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimates change based on the actual amount of forfeitures experienced.

On March 17, 2008, the Board of Directors adopted an incentive compensation plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan has reserved 14,000,000 shares of common stock for issuance. Under the 2008 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. Also, on March 17, 2008, the Board of Directors resolved that, subject to the agreement of the individuals, a surrender of options under the 2004 Stock Option Plan were exchanged for options under the 2008 Incentive Stock Plan. A total of 3,540,500 stock options in the 2004 Stock Option Plan were surrendered, of which a total of 1,715,783 stock options were cancelled or expired and a total of 1,824,717 stock options were forfeited. These were exchanged for a total of 1,335,500 stock options under the 2008 Incentive Stock Plan.

Under the 2004 Stock Option Plan, the Company granted options with an exercise price of $0.1745 to $0.28 to purchase 2,800,000 shares of its common stock during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, a total of 1,426,171 stock options vested, a total of 3,528,448 stock options were cancelled or expired, a total of 2,902,136 stock options were forfeited, and 1,745,138 stock options were unvested as of September 30, 2008. A total of 2,850,000 stock options were outstanding under this plan on September 30, 2008.

Under the 2008 Incentive Stock Plan, the Company granted options with exercise prices ranging from $0.08 to $0.28 to purchase 14,596,250 shares of its common stock during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, a total of 2,977,114 stock options vested, 266,408 stock options were exercised, 1,456,261 stock options were forfeited with 10,162,875 stock options unvested as of September 30, 2008. A total of 12,765,270 stock options were outstanding under this plan on September 30, 2008.

Also included in non-cash compensation are warrants to purchase 1,200,000 shares of common stock with an exercise price of $0.133 issued to Robin Smyth on March 30, 2008 that vest over 36 months from the issue date. During the nine months ended September 30, 2008, a total of 200,000 warrants vested with 1,000,000 warrants unvested as of September 30, 2008.

On August 11, 2008, the Company’s Board of Directors approved an amendment to the Company’s 2008 Incentive Stock Plan increasing the number of shares of common stock reserved for issuance under the plan by 16,000,000 shares, to a new total of 30,000,000 shares. The amendment to the 2008 Incentive Stock Plan was subsequently approved by holders of a majority of the Company’s common stock.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(3) Acquisitions

Sputnik Acquisition

On March 31, 2008, the Company entered into Share Purchase Agreements (in aggregate, the “SPA”) with shareholders (the “Sellers”) holding 100% of shares in Sputnik Agency Pty. Ltd., an Australian entity (“Sputnik”). The closing date for the SPA was May 12, 2008 (the “Closing Date”).

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

Pursuant to the terms of the SPA, the Company consummated the purchase of the original 51% ownership and acquired the remaining 49% interest in Sputnik by acquiring 490 additional shares (the “Shares”) from the Sellers. The purchase price for the Shares was $1,774 (the “Purchase Price”), with $1,024 of this total paid in cash and the remainder paid in a non-cash manner as described below.

In addition to the Purchase Price, the Earn-Out Payment due in the amount of $2,789 was paid to the Sellers at Closing, in cash. From the Purchase Price and the Earn-Out Payment in aggregate, the sum of $282 was held back in Escrow against warranties provided by the Sellers in the SPA.

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

(i)
The sum of $603, from the Purchase Price, payable to Lee for his Shares for his remaining 49% ownership in Sputnik, was applied dollar-for-dollar against 49% of the Corporate Loan and 100% of the Directorial Loan on a pro rata basis (the “Lee Payments”); and

(ii)	The sum of $147, payable to Mike Bollen for his Shares, for his remaining 49% ownership in Sputnik, was applied dollar-for-dollar against 49% of the Corporate Loan (the “Bollen Payment”).

It was further agreed that if any surplus remained of the Corporate Loan and the Directorial Loan, after the Lee Payments and the Bollen Payment, at the election of Lee and Bollen, respectively, such surplus would be (a) paid in cash to the relevant party, or (b) used to enhance said party’s equity ownership in Reality by an allocation of shares based on a valuation of Reality to be determined by an independent third party mutually agreed by the Company, Bollen, and Lee and, with the cost of the third-party valuation to be borne by the Company, so long as it is not in excess of $30. This valuation would be completed within thirty (30) days of the date of the election by Bollen and/or Lee.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Sellers Gavin Campion (now the Company’s President), Josie Brown and Nick Cummins were each required, as part of the acquisition, to remain in the employment of Sputnik or the Company by entering into employment agreements (the “Employment Agreements”) pursuant to which each would: (i) receive salary, benefits, stock options, incentive compensation and termination and severance payments commensurate with similarly situated executives of the Company; (ii) to the extent they own shares of the Company’s common stock, be entitled to substantially the same rights and privileges as the other common stockholders, including the right to participate in a change of control event of the Company and the right to receive any distributions made by the Company; and (iii) as partial consideration for the Sputnik transaction, agree to IP assignment, non-disclosure, non-compete and non-solicit covenants during the term of his employment and for a period of two years thereafter.

At Closing, the Company paid the Sellers an aggregate of $3,530, net of (i) the $282 held back in Escrow against warranties provided by the Sellers in the SPA and (ii) the $750 in total from the Lee Payments and Bollen Payments to satisfy the Corporate Loan and Directorial Loan. Therefore, the total cost of the Sputnik acquisition was $4,563.

Kamera Acquisition

On May 19, 2008, the Company entered into a definitive Share Purchase Agreement (“Kamera SPA”) with Kamera Content AB, a Swedish company which develops, operates and sells content for mobile and online distribution (“Kamera”). Upon entry into the Kamera SPA, the Company assumed day-to-day management and control of Kamera. The consummation of the Kamera acquisition was predicated upon several administrative items, including the physical delivery of Kamera stock certificates to the Company and a working capital calculation as of May 18, 2008 (the “Completion Items”). The Completion Items were satisfactorily complied with by June 25, 2008 (the “Completion Date”), and as such the acquisition was completed on said Completion Date.

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

The purchase price was in the form of a combination of cash and stock consideration as follows (based on a debt-free Kamera and neutral working capital at Kamera at the time of closing):

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

•
Stock Consideration, subject to performance criteria as set forth in a further paragraph below: (a) $1,500 equivalent in shares in the Company or its successor (the “KIT Shares”), with the number determined based on the 10 day trailing weighted average market trading price six months from Completion Date, issued six months from Completion Date; (b) $1,500 equivalent in KIT Shares, with the number determined based on the 20 day trailing weighted average market trading price 13 months from Completion Date, issued 13 months from Completion Date; and (c) subject to the Company achieving certain performance criteria, $3,000 equivalent in KIT Shares, with the number determined based on the 20 day trailing weighted average market trading price 21 months from Completion Date, issued 21 months from Completion Date.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The performance criteria for the allocation of the KIT Shares set forth in (c) of the Stock Consideration paragraph above are the following:

(a)
The parties have determined that particular employees identified in the Kamera SPA shall be retained in the continuing operation at least to the following extent: a minimum 75% of the employees in question shall be retained during 12 months from the closing and a minimum of 65% of these employees be retained during 21 months from the closing. Key personnel will be retained in the employment of the Company for a period of 21 months from closing; provided that any termination by the Company of the employment of a member of the key personnel shall not mean that this criteria has not been met, unless the termination qualifies as a termination based on personal reasons according to the Swedish Employment Protection Act;

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
The revenue generated through the Company’s mobile business (including the results of the mobile business at Kamera on a pro forma basis) during the 12 month period as from April 1, 2007 up to and including March 31, 2008, which shall be determined prior to closing, must be at least maintained in the period of 12 months as from June 1, 2008 up to and including May 31, 2009 and increased by 10% in the 12 month period from June 1, 2009 up to and including February 28, 2010.

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

The aggregate cost of the acquisition of Kamera was $7,500. This is comprised of the $4,500 paid at closing plus $3,000 accrued for the consideration payable six and 13 months from Completion Date and is included in the Balance Sheet in “Acquisition liability - Kamera” . The Company has not recorded the contingent liability of $3,000 in consideration may be payable 21 months from Completion Date as it is not certain that the performance criteria will be met. The Company has allocated the aggregate cost of the acquisition to Kamera’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill. Below is a summary of the allocation of the aggregate cost of the acquisition.

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

Selected unaudited pro forma combined results of operations, assuming the Kamera acquisition occurred on January 1, 2008 using actual unaudited figures prior to acquisition, are presented as follows:

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Revenue	$5,381	$16,106

Net income (loss) available to common shareholders	$(2,555)	$(17,244)

Basic and diluted net income (loss) per common share	$(0.02)	$(0.22)

Morpheum Acquisition

On August 31, 2008, the Company entered into a Share Purchase Agreement (“Morpheum SPA”) with the shareholder of 100% of the shares in Morpheum Internet Services Pty. Ltd., an Australian entity (“Morpheum”), which is a leading provider of web-based content management systems. Morpheum’s award-winning software, LanternCMS, will become a key part of our device-agnostic IPTV platform. The closing date under the Morpheum SPA was September 2, 2008 (the “Closing Date”). The purchase price for 100% of Morpheum’s shares was Australian$950, with 7.5% or Australian$70 of the consideration held in escrow for six months to cover unforeseen contingencies.

The aggregate cost of the acquisition of Morpheum was $790. This is comprised of the $734 (Australian$880) paid at closing, plus $56 in legal and consulting costs related to the acquisition. The Company has allocated the aggregate cost of the acquisition to Morpheum’s net tangible and identifiable intangible assets based on their estimated fair values. Below is a summary of the allocation of the aggregate cost of the acquisition.

Aggregate Cost
of the
Acquisition
($ in thousands)
Intangible assets—developed technology	$1,096
Acquired assets and liabilities, net	(306)

Total	$790

(4) Goodwill

Goodwill of $9,809 represents the excess of acquisition costs over the fair value of net assets of the Reality acquisition of $1,033, the Kamera acquisition of $4,977, the Sputnik acquisition of $3,709 and KIT digital Limited of $90. There was no impairment of goodwill during each of the three and nine month periods ended September 30, 2008 and 2007.

(5) Commitments and Contingencies

Employment Agreements - On December 18, 2007, the Company entered into the Management Agreement with KIT Capital for a term commencing on January 9, 2008 and terminating on January 9, 2011, unless sooner terminated or mutually extended. As a result of this Management Agreement, KIT Capital designated Kaleil Isaza Tuzman as Chief Executive Officer, and two other KIT Capital employees as Head of Communications and as Corporate Development Manager of the Company, respectively. The Management Agreement provided for an aggregate compensation for KIT Capital as follows: (i) $51 monthly (which has been subsequently voluntarily adjusted downwards to $42 monthly effective November 1, 2008), which includes the cost of at least 3 employees inclusive of benefits and taxes, (ii) signing incentive payment of $69, (iii) an incentive bonus equal to the greater of (x) the preceding twelve months’ base compensation or (y) the previous month’s monthly installment of base compensation multiplied by twelve if the Company shall achieve 2 consecutive quarters of profitability or the Company’s total monthly revenue equals or exceeds $6,000, and (iv) A “ phantom stock plan ” for 2,100,000 shares that vest over a 36-month period. Specific terms of this plan are subject to finalization. The Management Agreement provides that upon termination of the Management Agreement or after the Management Agreement’s expiration date for any reason except cause (as defined in the Management Agreement), the Company shall pay KIT Capital, in addition to any other payments due hereunder, a cash severance payment equal to the greater of (i) the total amount paid to KIT Capital during the preceding twelve months, including base compensation and all bonuses, or (ii) the previous month’s monthly installment of base compensation multiplied by twelve.

Litigation - In November 2007, the Company’s wholly-owned subsidiary, ROO HD, Inc. (“ROO HD”) (currently KIT HD, Inc.), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., New York Supreme Court, Saratoga County. The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”) purportedly on behalf of themselves and “others similarly situated,” claims that ROO HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that ROO HD is the alter-ego of Wurld. Plaintiffs seek the appointment of a receiver to take charge of the Company’s property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount.   ROO HD filed its answer to the complaint in January 2008, and there have been no developments in this action since then. The Company believes that the suit is without merit and intends to defend the suit vigorously should the case become active.

In December 2007, Rick Gell and Todd Pavlin, two former consultants of ROO Media Corporation (“ROO Media”) (currently KIT Media Corporation) sued that entity together with ROO Group, Inc. (currently KIT digital, Inc.) and our founder and Vice-Chairman Robert Petty and ROO Media’s former President and Chief Operating Officer Steve Quinn in New York Supreme Court, New York County, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. Defendants have moved to dismiss the complaint and have been awaiting the Court’s decision since June 2008. The Company believes that the suit is without merit and intends to defend the suit vigorously.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Preferred Shares

On March 30, 2008, the Board of Directors and stockholders holding a majority of the Company’s voting stock approved the filing of an amendment to the Company’s Certificate of Incorporation to reduce its authorized preferred stock from 20,000,000 to 10,000,000 shares. Also, on March 30, 2008, the stockholders holding a majority of the Company’s voting stock approved the filing of an amendment to its Certificate of Designation of the Series A Preferred Stock to provide for automatic conversion of the outstanding Series A Preferred Stock into 400,000 shares of common stock. The conversion of the Series A Preferred Stock into common stock was conditional upon the effectuation of the amendment to the Certificate of Incorporation to reduce the authorized preferred stock from 20,000,000 to 10,000,000 shares. On May 19, 2008, the Company filed the amendment to its Certificate of Incorporation reducing the authorized preferred stock from 20,000,000 to 10,000,000 shares. On May 22, 2008, the Company filed the amendment to the Certificate of Designation of the Series A Preferred Stock providing for the automatic conversion of the outstanding Series A Preferred Stock into 400,000 shares of common stock. These changes in the Company’s capital stock have been fully effectuated.

(7) Stock Issuances

On January 25, 2007, the Company entered into an agreement with News Corporation (“News Corp Agreement”). The News Corp Agreement provided for the issuance of 2,000,000 shares of the Company’s common stock upon execution of the News Corp Agreement, which were to be held in escrow and released to News Corporation on January 1, 2008 if the average monthly revenues from News Corporation and its affiliates for the three-month period ended December 31, 2007 were not less than the revenue from News Corporation and its affiliates for the one month period ended December 31, 2006 (the “Revenue Target”). On February 7, 2008, the Company released the 2,000,000 shares of its common stock to News Corporation for meeting the Revenue Target. The shares were valued at $0.17 per share, or $340, and that amount was recorded as sales and marketing expense on December 31, 2007.

The Company also agreed to issue an additional 2,000,000 shares of its common stock to News Corporation if within three years of the date of the News Corp Agreement the average monthly revenue from News Corporation and its affiliates for any consecutive three month period equals at least six times the Revenue Target. These thresholds have not been reached as of September 30, 2008 and no shares have been issued. The Company also agreed that if the foregoing is not timely achieved, it shall issue to News Corporation warrants to purchase 2,000,000 shares of the Company’s common stock, which shall be exercisable for a term of two years at a price of $2.70. The exercise price of the warrants will be subject to customary anti-dilution protection for stock splits, recapitalizations, stock dividends and the like. No expenses have been recorded for this commitment to date, as the Company is unable to estimate the value of this contingent liability.

The Company has granted News Corporation “piggy-back” registration rights in connection with the shares issuable pursuant to the News Corp Agreement.

On May 8, 2008, as part of the May Financing, the Company entered into a Securities Purchase Agreement pursuant to which it sold 75,000,000 units to 35 accredited investors, each unit comprising of one share of common stock plus one warrant to purchase one share of common stock. The May Financing closed on May 8, 2008. The units were sold at a price of $0.20 per unit for aggregate gross proceeds of $15,000. The warrants have an exercise price of $0.34 per share and a term of five years. These warrants were valued under the Black-Scholes-Merton method as $20,250. The warrants provide the investors with full ratchet anti-dilution protection with relation to the exercise price of each warrant. KIT Media, Ltd. (“KIT Media”), an affiliate of KIT Capital, was the largest investor in the May Financing, investing $7,060 for a total of 35,300,000 units. The Company’s Chief Executive Officer, Kaleil Isaza Tuzman, holds a controlling interest in KIT Media.

Pursuant to the terms of the Securities Purchase Agreement entered into with each of the accredited investors, the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of common stock and the shares underlying the warrants on or prior to 30 days following the closing date. If the registration statement or any subsequent registration statement required to be filed by the Company was not filed within such time, the Company was required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the registration statement is filed. Further, if the registration statement was not declared effective within (i) 90 days of the closing (or in the event of a review by the SEC, within 120 days following the closing date), or (ii) 5 trading days after being notified that the registration will not be reviewed or will not be subject to further review, the Company was required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the registration statement is declared effective; provided that if one or more registration statements shall not be effective two years after the closing, the Company shall be required to pay an additional 8% in liquidated damages. In the event one or more registration statements are filed and declared effective, but shall thereafter cease to be effective and such lapse is not cured within 10 business days, the Company shall be required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the earlier of (i) the date the lapse is cured or (ii) the earlier of the expiration of the date on which all of the securities purchased by the investors can be sold either under the registration statement or pursuant to Rule 144. Although management filed the registration statement 71 days following the closing date, management expects the accredited investors will voluntarily forgo the liquidated damages in light of the circumstances that led to the delay—namely, the proper integration of Kamera’s financial results post the Kamera Acquisition. Upon the Company’s request, KIT Media has allowed that the 35,300,000 shares of common stock and the 35,300,000 shares underlying warrants purchased by KIT Media in the May Financing be left unregistered to date (See Note 12 Liability to KIT Media, Ltd.).

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Merriman Curhan Ford & Co. and Brimberg & Co., registered broker-dealers, acted as placement agents for the May Financing.   In connection with the May Financing, the Company paid the placement agents a cash fee of an aggregate $155. In addition, the Company issued to the placement agents 823,750 and 422,458 warrants to purchase shares of common stock with an exercise price of $0.01 and $0.34 per share exercisable for a period of five years and were valued under the Black-Scholes-Merton method as $222 and $118, respectively. In connection with the May Financing, the Company received net proceeds of $14,710 after payment of placement agents’ fees of $155, legal fees and expenses of $130 and escrow agent fees of $5.

(8) Restructuring Charges

The Company recorded restructuring charges of $3,053 in the nine months ended September 30, 2008. This amount is comprised of employee termination costs related to the reorganization of the Company of $2,716, contract settlement and facility closing costs of $337 related to the closing of the Clifton Park, New York office and the closing of one of the Melbourne, Australia offices, and vendor settlements related to the reorganization. Included in the employee termination costs of $2,716 are $2,397 related to the settlement of separation agreements as described below. On March 26, 2008 and March 30, 2008, the Company reached negotiated settlements with Robert Petty and Robin Smyth, respectively, restructuring their respective employment agreements, each of which involved one-time cash severance payments. In exchange for entering into new, “at will” employment agreements, Messrs. Petty and Smyth will receive upfront cash settlements of $675 and $275, respectively, as well as fully-vested warrants to purchase an aggregate of 7 million and 1.65 million shares, respectively, of the Company’s common stock, at a strike price equal to the 3-day weighted average of closing price of the Company’s common stock prior to the effective date. These warrants have been valued under the Black-Scholes-Merton method at $1,038. These warrants will become exercisable in 1/12 increments on a monthly basis starting six months from the effective date. Also, Mr. Smyth will receive a lump-sum payment of $100, less applicable tax withholding and deductions, within 9 months, and another lump-sum payment of $100, less applicable tax withholding and deductions, within 13 months. Mr. Smyth’s restructured employment agreement involves certain warrant-based incentives which can be earned over a period of 3 years based on ongoing service to the Company. As part of their respective settlements, Messrs. Petty and Smyth agreed to vote their shares of Series A Preferred Stock according to the Company’s designation, involving the elimination of these shares. Included in the $2,397 are cash payments of $1,150, $1,088 related to the valuation of the warrants and $209 in legal fees paid on behalf of Mr. Petty, which is part of Mr. Petty’s separation agreement.

(9) Other Non-recurring Charges

The Company has recorded other non-recurring charges of $845 in the nine months ended September 30, 2008 related to the redundancy in staff and consultants for the transition of technology infrastructure during reorganization due to the centralizing of resources in Toronto, recruiting costs for the centralizing of resources in Toronto, relocation costs related to the move of the corporate headquarters, legal fees for the acquisitions of Kamera and Sputnik, and corporate rebranding related to the reorganization.

(10) Impairment of Property and Equipment

In March 2008, the Company decided to sublease its former offices in London and move to another location to reduce costs. This includes removing and abandoning the leasehold improvements and furniture and fixtures in the London office. Due to its office relocation, the Company recorded an impairment charge for certain property and equipment which totaled $0 and $228 during the three and nine months ended September 30, 2008. This amount is segregated within the Consolidated Statements of Operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(11) Segment Reporting

The Company derives its revenue from two major operating segments. These operating segments are presented on a worldwide basis and include: Digital Media and Agency Services.

Digital Media operations include software licenses, maintenance fees, content delivery, online and mobile property development and management, website and mobile platform implementation, and advertising-based monetization.

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

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period information has been reported to conform to the new segment presentation. The following table provides revenue and segment income (loss) from operations for each of the segments. Segment income (loss) from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a segment, and include salaries and benefits for the Company’s corporate executives, corporate governance costs, fees for professional service providers including audit, legal, tax, insurance and other corporate expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Digital Media	$3,977	$2,417	$9,830	$6,834
Agency Services	1,404	1,017	4,538	3,186

Total revenue	$5,381	$3,434	$14,368	$10,020

Operating (loss) income:
Digital Media	$(1,440)	$(6,101)	$(7,046)	$(16,467)
Agency Services	63	116	252	(176)
Corporate	(1,176)	(2,497)	(9,890)	(6,024)
Total operating (loss) income	$(2,553)	$(8,482)	$(16,684)	$(22,667)

	September 30,		December 31,
	2008		2007
Assets:
Digital Media	$8,010		$5,049
Agency Services	1,328		1,887
Corporate	19,232		11,179
Total assets	$28,570		$18,115

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(12) Liability to KIT Media, Ltd.

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

Subsequent to the KIT Capital Notice, however, the May Financing was completed for a total of $15,000, as part of which KIT Media, an affiliate of KIT Capital, was the largest investor, at an investment level of $7,060 for a total of 35,300,000 Units (a like number of common stock and warrants). KIT Media, at the request of the Company, waived its registration rights in the subsequent Form S-1 registration statement filed in relation to the May Financing, both for the registration of its 35,300,000 shares and its 35,300,000 warrants. As a result of this registration waiver, KIT Capital’s facilitation of the Company’s previous capital restructuring (including elimination of the Company’s preferred stock), and other factors surrounding the impairment of KIT Capital’s economic rights pursuant to the Management Agreement, on August 11, 2008 the Board of Directors of the Company provisionally agreed, in conjunction with the receipt of $5,000 as originally offered as part of the KIT Capital Notice, to grant KIT Media 15,625,000 five-year warrants at a $0.16 exercise price per share (representing 50% warrant coverage on this investment tranche, as opposed to the 100% warrant coverage available to outside investors in the May Financing), in exchange for a mutual settlement of any disputes that might have arisen from the Management Agreement, subject to outside counsel’s review and acceptable legal documentation.

As such, the Company expects to receive the remaining funds from the final $5,000 investment from KIT Media, for which it has already received $2,500. The disbursement of the remaining funds are pending Board approval and resolution of the abovementioned matter, and accounted for on the Consolidated Balance Sheets in “Liability to KIT Media, Ltd.”

(13) Subsequent Event

Visual Connection Acquisition

On October 5, 2008, KIT digital, Inc., through its wholly-owned subsidiary, KIT digital FZ-LLC (individually or in aggregate, “KIT”), acquired from Tomas Petru and Jakub Vanek, citizens of the Czech Republic, all of the issued and outstanding share capital of Visual Connection, a.s., a corporation organized and existing under the laws of the Czech Republic (“Visual”), pursuant to the terms of a Share Purchase Agreement. Visual specializes in the supply and delivery of comprehensive digital media and IPTV solutions, services and components, and is headquartered in Prague. The purchase price of the acquisition consisted of:

(a) $2,500 in cash, subject to adjustment on a dollar-for-dollar basis for positive or negative working capital, as the case may be, at closing (with any positive working capital addition payable by KIT capped at $500);

(b) $4,300 in a combination of cash and shares of KIT’s common stock (determined based on the 20-day trailing weighted average closing price per share prior to the respective payment date), payable in four equal installments of $1,075, (i) six months after closing, in the form of $269 in cash and $806 in KIT’s common stock, (ii) 12 months after closing, in the form of $107 in cash and $968 in KIT’s common stock, (iii) 18 months after closing, all in shares of Corporation’s common stock, and (iv) 24 months after closing, all in shares of KIT’s common stock, subject, in each case, to percentage adjustments based on the level of net revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) achieved by Visual against specified target periods and levels outlined in the Share Purchase Agreement and to reduction if specified percentages of retained employees and/or key personnel fail to continue in the employment of Visual;

(c) warrants (or options, at KIT’s election) to purchase 2,000,000 shares of KIT’s common stock at an exercise price equal to the closing price per share of KIT’s common stock on November 6, 2008, which warrants will be transferred to Visual’s employees in a manner and ratio satisfactory to KIT, and vest quarterly over a period of four years following the closing;

(d) additional “earn-out” shares of KIT’s common stock for (i) achieving $20,000 in net revenues (triggering the issuance of $575 of KIT’s common stock) and/or achieving $1,500 of EBITDA (triggering the issuance of $575 of KIT’s common stock) during the immediately succeeding 12-month period following the closing, and/or (ii) achieving $26,500 in net revenues (triggering the issuance of $475 of KIT’s common stock) and/or $2,500 in EBITDA (triggering the issuance of $475 of KIT’s common stock) during the second succeeding 12-month period following the closing, in each case, with the specific number of shares determined based on the 20-day trailing weighted average closing price per share prior to the respective payment date in the future; and

(e) additional “performance bonus” shares of KIT’s common stock in the event KIT together with Visual, generates (i) at least $50,000 in net revenues during the immediately succeeding 12-month period following the closing (triggering the issuance of $600 of KIT’s common stock) and/or $6,500 in EBITDA during the second succeeding 12-month period following the closing (triggering the issuance of $500 of KIT’s common stock), in each case, with the specific number of shares determined based on the 20-day trailing weighted average closing price per share prior to the respective payment date in the future.

Under the Share Purchase Agreement, the price “floor” for all future issuances of KIT common stock is $0.22 per share, even if KIT common stock is trading at less than this value at the time of such issuances. KIT retains the right to substitute payments in cash for all potential issuances of KIT’s common stock described above, irrespective of the trading price of KIT common stock. Additionally, future KIT common stock issuances may be withheld to satisfy indemnifiable claims made by KIT with respect to any misrepresentations or breaches of warranty under the Share Purchase Agreement by the shareholders of Visual within two years after the closing of the acquisition.

Visual is a specialist of choice in the supply and delivery of comprehensive digital media solutions, services and components since 1991. The company designs, develops, delivers and integrates IPTV systems for professional, digital production, processing, distribution and archiving of audiovisual materials. Visual links its software expertise with hardware configuration and integration capabilities for television, IT and telecommunication systems, and offers technical and service support available 24/7. Visual has over 200 clients, and has been involved in deployments for television and radio stations, graphics publishers, audiovisual production and post production houses, state and federal government administration, education companies, telecommunication companies and healthcare providers.

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

Overview

We, through our operating subsidiaries, are in the business of providing Internet software products and solutions that enable our customers to distribute video content through Internet websites and mobile devices. Our core activities include online video player deployment, ingestion and transcoding, Internet Protocol television (“IPTV”) set-top box development, IPTV recording and editing suite deployment, video content localization and syndication, digital rights management, hosting, storage, content delivery. We currently provide video solutions internationally through our principal offices in Dubai, Melbourne (Australia), Prague, Stockholm, London, Toronto, New York, Cairo, Singapore and Bogotá. To support Internet Protocol television (“IPTV”) enablement, we provide systems integration and integrated marketing solutions, including strategic planning, creative services, media planning and buying, design services, brand and retail advertising, and data management and analytics. Our subsidiary, Reality Group Pty. Ltd. (“Reality Group”) is an advertising agency offering clients a full range of traditional advertising services including media buying and planning, creative development, and packaging.

Set forth below is a discussion of the financial condition and results of operations of our company, KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us,” or “our”), for the three and nine months ended September 30, 2008 and 2007. The consolidated financial statements include the accounts of KIT digital, Inc., its wholly-owned subsidiary KIT Media Corporation, its wholly-owned subsidiary Bickhams Media, Inc. (“Bickhams”), its 51% owned subsidiary the Reality Group, its wholly-owned subsidiary Kamera Content AB (included as of the acquisition date of May 19, 2008) , its wholly-owned subsidiary Morpheum Internet Services Pty. Ltd. (‘Morpheum”) (included as of the acquisition date of August 31, 2008), its wholly-owned subsidiary KIT digital FZ LLC and its wholly-owned subsidiary KIT HD, Inc. Included in the consolidation with KIT Media Corporation are KIT Media Corporation’s wholly-owned subsidiary KIT digital Pty. Ltd. and KIT digital Pty. Ltd.’s wholly-owned subsidiary Undercover Media Pty. Ltd. (“Undercover Media”), its wholly-owned subsidiary KIT digital Limited, its wholly-owned subsidiary KIT Broadcasting Limited, its wholly-owned subsidiary Sputnik Agency Pty. Ltd. (“Sputnik”) (formerly Factory212 Pty. Ltd.) and its wholly-owned subsidiary KIT TV Pty. Ltd. Included in the consolidation with Bickhams is Bickhams’ wholly-owned subsidiary VideoDome.com Networks, Inc. (“VideoDome.com”). Included in the consolidation with Kamera Content AB are Kamera Content AB’s 95% owned subsidiary Kamera (S) PTE LTD and its 55% owned subsidiary Swegypt Company for Telecommunications (S.A.E). The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

As a component of our management’s review of the financial statements, and in light of recent and prospective business changes, including but not limited to (i) the integration of our Sputnik subsidiary, (ii) the closure of the RBS business unit and the cessation of certain other business activities, (iii) the regionalization of profit and loss accountability and (iv) the acquisition of Kamera, our management recently reviewed and modified the categorization of costs in the Consolidated Statements of Operations. The new categories are presented below under Results of Operations. Our management believes these changes in classifications present additional information to the readers of the financial statements and have been made on a prospective basis with previously reported amounts recategorized to conform with the presentation for the current period. In light of the recent acquisition of Visual, management may choose to introduce additional cost categories in future financial statements.

Results of Operations - Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

REVENUE. Consolidated revenue increased by $1,947,000 from $3,434,000 for the three months ended September 30, 2007 to $5,381,000 for the three months ended September 30, 2008, an increase of 57%.

Digital Media segment revenue increased by $1,560,000 from $2,417,000 for the three months ended September 30, 2007 to $3,977,000 for the three months ended September 30, 2008, an increase of 65%. The increase is principally from the increase in customers, increase in spending by our existing customers, and the inclusion of revenue of the acquisition of Kamera in May 2008 and Morpheum in September 2008 not included in prior period results.

Agency Services segment revenue increased by $387,000 from $1,017,000 for the three months ended September 30, 2007 to $1,404,000 for the three months ended September 30, 2008, an increase of 38%. The increase is primarily from the increase in the size of the customer base and the increase in spending by our existing customers.

VARIABLE AND DIRECT THIRD PARTY COSTS

HOSTING, DELIVERY AND REPORTING. These costs decreased by $10,000 from $509,000 for the three months ended September 30, 2007 to $499,000 for the three months ended September 30, 2008. These costs remained the same due to the offset of the increase in costs due to the overlap of data centers in 2008 less the termination of the use of external marketing tools that were used in 2007.

CONTENT COSTS. Content costs increased by $520,000 from $346,000 for the three months ended September 30, 2007 to $866,000 for the three months ended September 30, 2008, an increase of 150%. The increase is primarily from the increase due to the inclusion of costs related to the acquisition of Kamera in May 2008 not included in prior period results.

DIRECT THIRD PARTY CREATIVE PRODUCTION COSTS. Direct third party creative production costs decreased by $18,000 from $777,000 for the three months ended September 30, 2007 to $759,000 for the three months ended September 30, 2008, a decrease of 2%. These costs remained the same due to the revenue that is associated with these types of costs remained relatively flat.

GENERAL AND ADMINISTRATIVE EXPENSES

COMPENSATION, TRAVEL AND ASSOCIATED COSTS (EXCLUSIVE OF NON-CASH STOCK-BASED COMPENSATION). These costs decreased by $2,920,000 from $6,621,000 for the three months ended September 30, 2007 to $3,701,000 for the three months ended September 30, 2008, a decrease of 44%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 which included a reduction in headcount and salaries.

NON-CASH STOCK-BASED COMPENSATION. Non-cash stock-based compensation expense decreased by $989,000 from $1,177,000 for the three months ended September 30, 2007 to $188,000 for the three months ended September 30, 2008, a decrease of 84%.

LEGAL, ACCOUNTING, AUDIT AND OTHER PROFESSIONAL SERVICES FEES. These expenses decreased by $492,000 from $783,000 for the three months ended September 30, 2007 to $291,000 for the three months ended September 30, 2008, a decrease of 63%. The decrease was primarily due to a decrease in legal fees.

OFFICE, MARKETING AND OTHER CORPORATE COSTS. These expenses decreased by $208,000 from $1,042,000 for the three months ended September 30, 2007 to $834,000 for the three months ended September 30, 2008, a decrease of 20%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 that continue to date and would include a reduction in marketing related expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $227,000 from $661,000 for the three months ended September 30, 2007 to $434,000 for the three months ended September 30, 2008, a decrease of 34%. The decrease is due to the increase in assets of approximately $4.3 million from the asset purchase agreement with Wurld Media in July 2007 which were subsequently abandoned in December 2007

RESTRUCTURING CHARGES. Restructuring charges of $162,000 for the three months ended September 30, 2008 consist of employee termination costs and facility closing costs.

OTHER NON-RECURRING CHARGES. Other non-recurring charges of $200,000 for the three months ended September 30, 2008 consist of IT overlap, acquisition costs, recruiting costs, relocation of headquarters and corporate rebranding.

NON-OPERATING INCOME AND EXPENSES

INTEREST INCOME. Interest income decreased by $225,000 from $262,000 for the three months ended September 30, 2007 to $37,000 for the three months ended September 30, 2008, a decrease of 86%. This decrease was primarily due to a decrease in our cash and cash equivalents related to the timing of the proceeds from private placements.

INTEREST EXPENSE, OTHER. Interest expense, other, increased by $13,000 from $18,000 for the three months ended September 30, 2007 to $31,000 for the three months ended September 30, 2008, an increase of 72%.

OTHER INCOME. Other income decreased by $1,000 from $9,000 for the three months ended September 30, 2007 to $8,000 for the three months ended September 30, 2008. This was primarily due to a foreign currency gain on the settlement of notes receivable.

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the factors described above, we reported a net loss before income taxes and minority interest of $2,539,000 for the three months ended September 30, 2008 compared to $8,229,000 for the three months ended September 30, 2007, a decrease of $5,690,000, or 69%.

Results of Operations - Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

REVENUE. Consolidated revenue increased by $4,348,000 from $10,020,000 for the nine months ended September 30, 2007 to $14,368,000 for the nine months ended September 30, 2008, an increase of 43%.

Digital Media segment revenue increased by $2,996,000 from $6,834,000 for the nine months ended September 30, 2007 to $9,830,000 for the nine months ended September 30, 2008, an increase of 44%. The increase is principally from the increase in customers, increase in spending by our existing customers, and the inclusion of revenue of the acquisition of Kamera in May 2008 and Morpheum in September 2008 not included in prior period results.

Agency Services segment revenue increased by $1,352,000 from $3,186,000 for the nine months ended September 30, 2007 to $4,538,000 for the nine months ended September 30, 2008, an increase of 42%. The increase is primarily from the increase in the size of the customer base and the increase in spending by our existing customers.

VARIABLE AND DIRECT THIRD PARTY COSTS

HOSTING, DELIVERY AND REPORTING. These costs decreased by $181,000 from $1,782,000 for the nine months ended September 30, 2007 to $1,601,000 for the nine months ended September 30, 2008. These costs decreased due to the termination of the use of external marketing tools that were used in 2007.

CONTENT COSTS. Content costs increased by $426,000 from $1,259,000 for the nine months ended September 30, 2007 to $1,685,000 for the nine months ended September 30, 2008, an increase of 34%. The increase is primarily from the increase due to the inclusion of costs related to the acquisition of Kamera in May 2008 not included in prior period results.

DIRECT THIRD PARTY CREATIVE PRODUCTION COSTS. Direct third party creative production costs increased by $529,000 from $2,203,000 for the nine months ended September 30, 2007 to $2,732,000 for the nine months ended September 30, 2008, an increase of 24%. This increase is primarily due to the increase in costs related to the Agency Services segment.

GENERAL AND ADMINISTRATIVE EXPENSES

COMPENSATION, TRAVEL AND ASSOCIATED COSTS (EXCLUSIVE OF NON-CASH STOCK-BASED COMPENSATION). These costs decreased by $6,065,000 from $18,173,000 for the nine months ended September 30, 2007 to $12,108,000 for the nine months ended September 30, 2008, a decrease of 33%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 which included a reduction in headcount and salary levels.

NON-CASH STOCK-BASED COMPENSATION. Non-cash stock-based compensation expense increased by $606,000 from $3,656,000 for the nine months ended September 30, 2007 to $4,262,000 for the nine months ended September 30, 2008, an increase of 17%.

LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES. These expenses decreased by $408,000 from $1,313,000 for the nine months ended September 30, 2007 to $905,000 for the nine months ended September 30, 2008, a decrease of 31%. The decrease was primarily due the decrease in legal fees.

OFFICE, MARKETING AND OTHER CORPORATE COSTS. These expenses decreased by $658,000 from $3,258,000 for the nine months ended September 30, 2007 to $2,600,000 for the nine months ended September 30, 2008, a decrease of 20%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 that continue to date and would include a reduction in marketing related expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased by $10,000 from $1,043,000 for the nine months ended September 30, 2007 to $1,033,000 for the nine months ended September 30, 2008, a decrease of 1%. The decrease is due to the purchase of assets in 2008 for our new data center plus the inclusion of costs related to the acquisition of Kamera in May 2008 not included in prior period results less the increase in assets of approximately $4.3 million from the asset purchase agreement with Wurld Media in July 2007 which were subsequently abandoned in December 2007.

RESTRUCTURING CHARGES. Restructuring charges of $3,053,000 for the nine months ended September 30, 2008 consist of employee termination costs, contract settlements and facility closing costs.

OTHER NON-RECURRING CHARGES. Other non-recurring charges of $845,000 for the nine months ended September 30, 2008 consist of IT overlap, acquisition costs, recruiting costs, relocation of headquarters and corporate rebranding.

IMPAIRMENT OF PROPERTY AND EQUIPMENT. Impairment of property and equipment was $228,000 for the nine months ended September 30, 2008. This is related to the impairment of the property and equipment in the London office.

NON OPERATING INCOME AND EXPENSES

INTEREST INCOME. Interest income decreased by $467,000 from $594,000 for the nine months ended September 30, 2007 to $127,000 for the nine months ended September 30, 2008, a decrease of 79%. This decrease was primarily due to a decrease in our cash and cash equivalents related to the timing of the proceeds from private placements.

INTEREST EXPENSE, OTHER. Interest expense, other, increased by $34,000 from $51,000 for the nine months ended September 30, 2007 to $85,000 for the nine months ended September 30, 2008, an increase of 67%.

OTHER INCOME. Other income increased by $111,000 from $29,000 for the nine months ended September 30, 2007 to $140,000 for the nine months ended September 30, 2008. This was primarily due to a foreign currency gain on the settlement of notes receivable.

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the factors described above, we reported a net loss before income taxes and minority interest of $16,502,000 for the nine months ended September 30, 2008 compared to $22,095,000 for the nine months ended September 30, 2007, a decrease of $5,593,000, or 25%.

Liquidity and Capital Resources

As of September 30, 2008, we had a working capital deficit of approximately $1,508,000 and cash and cash equivalents of $6,069,000. On May 8, 2008, we sold an aggregate of $15,000,000 in shares of common stock and warrants to accredited investors. Having completed this financing, we do not anticipate that we will need to raise additional capital to achieve our operational and acquisition growth plan. Pursuant to the KIT Capital Notice and associated negotiations described in Note 12 Liability to KIT Media, Ltd. above, the Company also expects to receive an additional $2,500,000 in cash, which is being held in escrow and is not reflected in the Company’s reported cash balance.

Net cash used in operating activities was $11,089,000 for the nine months ended September 30, 2008 compared to $15,004,000 for the nine months ended September 30, 2007, a decrease of $3,915,000, or 26%. The decrease in net cash used in operating activities is primarily related to the reduction in costs due to cost cutting in 2008.

Net cash used by investing activities was $10,082,000 for the nine months ended September 30, 2008 compared to $4,063,000 for the nine months ended September 30, 2007, an increase in net cash used in investing activities of $6,019,000, or 148%. The difference primarily represents cash paid for the completion of the acquisition of Sputnik of $4,563,000, net cash paid in the acquisition of Kamera of $4,229,000 in 2008 and net cash paid in the acquisition of Morpheum of $649,000, less the investment in assets acquired from Wurld Media of $3,174,000 in 2007 and the cash used in the investment in MyVideoDaily of $250,000 in 2007.

Net cash provided by financing activities was $17,195,000 for the nine months ended September 30, 2008 compared to $23,470,000 for the nine months ended September 30, 2007. These amounts primarily consisted of net proceeds of $14,710,000 from the May 2008 private placement, $2,500,000 from KIT Media in September 2008 and net proceeds from the private placement of $23,875,000 in May 2007.

Market Risks

We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Australian dollar and the Swedish krona. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. However, we attempt to employ a “natural hedge” by matching as much as possible in like currencies our client revenues with associated client delivery costs. We invoice our international customers primarily in U.S. dollars, British pounds, Euros, Swedish kronor and Australian dollars.

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers. Foreign exchange rate fluctuations had a negative impact on our revenues as reported in US dollars in the three months ended September 30, 2008.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe that no significant concentration of credit risk exists with respect to these investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the wide variety of our customers who are dispersed across many geographic regions. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for uncollectible accounts. Our management believes that accounts receivable credit risk exposure beyond such allowance is limited.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2007, our wholly-owned subsidiary, ROO HD, Inc. (“ROO HD”) (currently KIT HD, Inc.), was named as a defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., in New York Supreme Court, Saratoga County. The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”) purportedly on behalf of themselves and “others similarly situated,” claims that ROO HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that ROO HD is the alter-ego of Wurld. Plaintiffs seek the appointment of a receiver to take charge of our property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount. ROO HD filed its answer to the complaint in January 2008, and there have been no further developments in this action since then. We believe that the suit is without merit and we will defend the suit vigorously should the case become active.

In December 2007, Rick Gell and Todd Pavlin, two former consultants of ROO Media Corporation (“ROO Media”) (currently KIT Media Corporation) sued that entity together with ROO Group, Inc. (currently KIT digital, Inc.) and our founder and Vice-Chairman Robert Petty and ROO Media’s former President and Chief Operating Officer Steve Quinn in New York Supreme Court, New York County, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. Defendants have moved to dismiss the complaint and have been awaiting the Court’s decision since June 2008. We believe that the suit is without merit and we will defend the suit vigorously.

ITEM 1A. RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  Not applicable.

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

KIT DIGITAL, INC.

Dated: November 14, 2008	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chief Executive Officer (principal executive officer)

Dated: November 14, 2008	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer (principal financial and accounting officer)