Form 10-K
period 2008-12-31
KIT digital, Inc.
filed 2009-04-15
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008                                                                                           Commission file number:  000-25659

_______________

KIT digital, Inc.
(Exact name of registrant as specified
in its charter)
Delaware	11-3447894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

168 Fifth Avenue, Suite 301 New York, New York	10010
(Address of principal executive offices)	(Zip Code)
_______________

Registrant's telephone number, including area code:  (646) 502-7484

Securities registered pursuant to Section 12(b) of the Act: None
_______________

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Non-accelerated filer
☐ Accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant was $24,861,523 as of June 30, 2008.

Number of shares outstanding of the registrant’s common stock as of April 10, 2009:  4,586,700 shares.

KIT digital, Inc.

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

Overview of Our Business

KIT digital provides enterprise clients an end-to-end technology platform for managing Internet Protocol (“IP”)-based video, including ingestion, transcoding, storage, metatagging, localization, editing/repurposing, search optimization, advertising, syndication and unicast distribution. KIT digital’s “VX” software is used to manage consumer-focused video distribution for content owners, distributors and network providers, and is used to manage corporate video assets and video-based marketing programs for enterprises in the retail/franchising, consumer & packaged goods, financial services, automotive and government segments. The KIT VX solution allows for the management of IP-based video assets for consumption across the “3 screens”:  the computer internet browser, mobile device and television sets enabled to view programming delivered via the internet called Internet Protocol Television or (“IPTV”). We offer creative interface design, branding, strategic planning and technical integration professional services to complement and enhance the use of our VX software platform. Our clients can also also access approximately 100 KIT-syndicated channels and 40,000 KIT-syndicated videos.

KIT digital has hundreds of clients from over 30 countries. Our clients include ABC Disney, Associated Press, General Motors, Google, IMG, Kmart, Nasdaq, News Corp, RCS, Telefonica and Verizon.

We have principal offices in Dubai, Melbourne (Australia), Prague, Toronto, Stockholm, New York and London, with sales or representative offices in Bogota, Buenos Aires, Cairo and Singapore.

Corporate Information

Our registered headquarters is located at 168 Fifth Avenue, Suite 301, New York, New York 10010, and our telephone number is  +1 (646) 502-7484. We maintain a corporate website at www.kitd.com. The contents of our website are not part of this annual report.

On March 6, 2009, we filed a certificate of amendment of our certificate of incorporation to (i) effect a 1-for-35 reverse stock split of our common stock; (ii) decrease the total number of shares of common stock authorized to be issued from 500,000,000 shares to 30,000,000 shares; and (iii) eliminate the authorization of a class of preferred stock.  The changes made by the certificate of amendment were effective on March 9, 2009.  We presently have 4,586,700 outstanding shares of common stock. Effective March 9, 2009, our ticker symbol on the OTC Bulletin Board was changed to “KDGL” from “KITD.”

All share numbers and prices appearing in this annual report have been adjusted to reflect the 1-for-35 reverse stock split of our outstanding shares of common stock, except where otherwise indicated.

Organizational History

We were originally incorporated in Delaware in August 1998 under the name Virilitec Industries, Inc.  For approximately five years prior to December 2003, Virilitec engaged in unrelated business activities.

In December 2003, Virilitec completed a reverse merger transaction with our legal predecessor, ROO Media Corporation (“ROO Media”), a Delaware corporation formed in March 2001, which was substantially engaged in our present line of business.  During 2001 and 2002, ROO Media focused on developing and refining its products and solutions, commencing commercial sales of its solutions in late 2003.  ROO Media originally developed a technology platform designed to provide a cost effective, robust and scalable solution to manage and syndicate video content over the Internet. In February 2004, we changed our corporate name to ROO Group, Inc.

In December 2007, we entered into an agreement with KIT Capital, Ltd. (“KIT Capital”), a company  beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services and substantial equity investment (see “Employment and Management Agreements” below). In May 2008, we again changed our corporate name to our present name, KIT digital, Inc.

In May 2008, we completed a private placement of 2,142,858 shares of our common stock at a price of $7.00 per share, and warrants to purchase 2,142,858 shares of common stock at an exercise price of $11.90 per share, resulting in aggregate gross cash proceeds of $15,000,000.  In the private placement, KIT Media, Ltd. (“KIT Media”), a company controlled by Mr. Isaza Tuzman and affiliated with KIT Capital, purchased 1,008,572 shares of common stock and warrants to purchase a like number of shares of common stock.

In addition to its investment of $7,060,000 in the May 2008 private placement, KIT Media purchased 892,858 shares of common stock at a price of $5.60 per share (for  total gross cash proceeds to us of $5,000,000) during the course of 2008, pursuant to KIT Capital’s December 2007 agreement with us. In conjunction with the purchase of these shares, KIT Media acquired warrants to purchase 580,358 shares of common stock at an exercise price of $11.90 per share, subject to the occurrence of certain events that could potentially reduce the exercise price to $5.60 per share.

KIT Media and KIT Capital currently own approximately 41.85% of our outstanding shares of common stock.

During 2008, we acquired the remaining 49% minority interest of one of our subsidiaries. We also completed two primary acquisitions and one minor acquisition, allowing us to complement our geographical coverage, and service and technology offerings.

Recent Business Acquisitions

Sputnik Acquisition

On May 14, 2008, the Company finalized its purchase of the original 51% interest in Sputnik Agency Pty. Ltd. (“Sputnik”) and acquired the remaining 49% of that entity, for consideration paid of $4,563,000. A total of $3,530,000 was paid in cash to the sellers, $751,000 was applied against outstanding loans by the Company’s 51%-owned subsidiary Reality Group Pty. Ltd. (“Reality”) to Sputnik’s selling shareholders, and $282,000 was deposited in escrow against certain potential liabilities. In November 2008, the escrow was released to Sputnik’s selling shareholders. Therefore, the aggregate cost of the acquisition was $4,656,000, which includes $93,000 in legal costs related to the acquisition.

Sputnik’s sellers and certain of its employees entered into employment agreements providing, among other things, for their continued employment with Sputnik and /or Reality and certain restrictive covenants.

Kamera Acquisition

On May 19, 2008, we acquired 100% of Kamera Content AB, (“Kamera”) a Stockholm, Sweden-based company in the business of managing, developing and syndicating video content for mobile and online distribution. Through its proprietary software, transcoding and content distribution protocols, Kamera enables corporate clients such as Associated Press, ABC News, Vodafone, MSN, Orange, Telefonica, O2, Hutchinson and China Mobile to deliver IP video to their customers over mobile and online networks.

On closing, we paid $4,500,000 less certain amounts previously owed to us by Kamera, to the shareholders of Kamera. Pursuant to the terms of the transaction, we paid an additional $1,500,000 in consideration in March 2009, and the Kamera shareholders may be entitled to up to an additional $4,500,000 of consideration payable in 2009 and 2010, subject to the achievement of certain performance tests. The contingent consideration is payable in our publicly traded shares, valued at current market prices or cash, as we determine. The performance criteria relate to retention of staff and clients, and the maintenance and growth of client revenue and our mobile revenue over the two years ending March 31, 2010.

Kamera’s software and technical services have become integrated into the Company’s VX software platform.

Morpheum Acquisition

On August 31, 2008, we acquired 100% of Morpheum Internet Services Pty. Ltd. (“Morpheum”) , a Melbourne, Australia-based company, for consideration paid at closing of $734,000, plus $56,000 in legal and consulting costs related to the acquisition for an aggregate cost of $790,000. Morpheum is one of Asia’s leading providers of web-based content management systems (“CMS”). Morpheum’s software, LanternCMS, has become integrated into the Company’s VX software platform.

Visual Connection Acquisition

On October 5, 2008, through our wholly-owned subsidiary, KIT digital FZ-LLC, we acquired 100% of Visual Connection, a.s., Czech Republic-based  company (“Visual”) specializing in the supply and delivery of comprehensive IPTV solutions. Visual’s clients include television and radio stations, graphics publishers, audiovisual production and post production houses, governmental entities, education companies, telephone companies and healthcare providers.

Taking into account certain adjustments made to the original Visual Share Purchase Agreement  made in March 2009, the purchase price of Visual was:

(a)           $1,180,000 in cash;

(b)           $1,500,000 in shares of our common stock for a total of 163,043 shares,  which are restricted for sale for 12 months thereafter;

(c)           potential earn-out payment aggregating to $3,225,000 in shares of our common stock (determined based on the the higher of (i) the 20-day trailing weighted average closing price per share prior to the respective payment date, and (ii) a price “floor” of $7.70 per share), payable in three equal installments of $1,075,000, 12, 18 and 24 months following closing, subject in each case to achievement of certain levels of the Company’s net revenues and EBITDA. and the retention of key Visual personnel; and

 (d)           an additional potential earn-out of $2,100,000 of shares of our common stock (determined based on the the higher of (i) the 20-day trailing weighted average closing price per share prior to the respective payment date, or (ii) a price “floor” of $7.70 per share), for  achieving certain other net revenues and EBITDA targets over the 24 month period following closing.

KIT  retains the right to substitute payments in cash for all potential issuances of  common stock described above, irrespective of the trading price of our common stock.

Purchase of Reality Minority Interest

On March 6, 2009, we acquired the 49% of Reality we did not already own, in consideration for issuing the sellers 90,073 shares of our common stock, valued at $631,000 at the time of issuance.

Operations Strategy

During 2008, we made significant successful changes to the operations of our business, including: (a) implementation of company-wide focus on enterprise software sales and related services; (b) elimination of non-core activities related to network advertising, ad sales, peer-to-peer networking, content production and consumer portals; (c) reduction of overall general and administrative cost structure; (d) hiring of key management, technical and sales personnel; (e) implementation of a company-wide sales commissions program; (f) improved efficiency and reductions in variable costs such as storage and streaming services; (g) initial integration of various product modules from acquired entities into integrated VX software suite; (h) consolidation of technical development personnel in Prague and Toronto; and (i) relocation of operational headquarters from New York to Dubai.

We are focused on the ongoing integration of our regional offices and products units. Operational initiatives begun and continuing in 2009 include: (i) increased standardization of client contracts; (ii) improvement of existing company-wide sales commissions program; (iii) regional expansion and salesforce development in Asia; (iv) improvement of behavioral analytics and report-routing capabilities on the VX platform; (v) development of “off-deck” mobile publishing and delivery capabilities; and (vi) introduction of inter-departmental invoicing and cost-based accounting.

Intellectual Property

We depend on a portion of technology licensed to us by third parties and a portion owned and developed by us. We license technology from third parties, including software that is integrated with internally-developed software and used in our products to perform certain  functions.

Products and Services

Our KIT VX technology platform allows enterprise clients to more effectively manage IP-based video assets, for use in browser, mobile handset and IPTV set-top box environments. VX is comprised of modular capabilities, administered by our proprietary content management system. Our standard product offering within VX includes:
•	Ingestion (including satellite or IP-based signal capture)
•	Transcoding
•	Content meta-tagging and editing tools
•	Storage
•	Online and mobile video players
•	Integration with ad-serving platforms
•	Payment gateway integration
•	Search engine optimization
•	Optical character, speech-to-text and facial recognition
•	Streaming and delivery
•	Dashboard usage metrics

Our professional services offering includes strategic planning, interface design and deployment, brand positioning and merchandising, content repurposing and syndication, systems integration, and deployment of IP-based recording and editing suites.

 Competition

Our industry is characterized primarily by the expansion of the Internet as a means to store, manipulate and deliver video.  This expansion is in turn driven by increased broadband and 3G mobile network penetration globally.

We believe that few competitors provide the range of functionality provided by our VX software suite, but there are a number of competitors that provide certain elements of the products and services we offer, including:

•	Video content management and enablement; and
•	Video-centric interface design and creative services.

We believe the key barriers to entry for the industry in which we operate are: (i) the intellectual property, timeframe and costs to develop commercially robust, feature-rich video content management platforms for online, mobile and IPTV networks, (ii) established enterprise-class business relationships and (iii) the time and resources involved to train and develop interface design, creative services and technical integration professional services staff with IP video expertise.

Video content management and enablement. There are a number of companies that offer competing tools for enabling video content for consumption via the Internet and mobile networks, including The Platform, Brightcove, Saffron Digital, Onstream Media, Silverback Media, Entriq and The FeedRoom.

Video-centric interface design and creative services. There are myriad interactive marketing agencies globally, many of which have some expertise in IP-based video-centric design.

We believe that we set ourselves apart from our competitors via:

•	The breadth and depth of the VX suite functionality;

•	Our global client and sales footprint, including multicultural and multilingual client services (as opposed to United States focus only);

•	Our integrated online, mobile and IPV set-top box video content enablement capability (as opposed to online only), and

•	Our multi-format content syndication and repurposing capability; and

•	Our creative services and integration capabilities (as opposed to software provision only).

Government Regulation

We are subject to risks associated with governmental regulation and legal uncertainties. Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), caching of content by server products, and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

Research and Development

We continue to pursue opportunities to improve and expand our products and services and have dedicated resources which continue to review and enhance our technology platform and the products and solutions we offer. Currently, research and development is conducted internally, as well as through outsourcing agreements. We plan to consider opportunities to expand our current content categories to offer specific lifestyle, children’s content, sport, science and educational content.   We also explore opportunities including both internal product development initiatives, as well as partnership opportunities with best-in-class providers of technology such as Akamai, Viewdle and Pando Networks to further enhance our distribution and technological infrastructure, and maintain our competitive position. We cannot assure you, however, that we will achieve our research and development goals.

Employees

As of April 1, 2009, we had a total of 172 full-time employees, 16 part-time employees and 10 consultants based in Asia, Europe, the Middle East and the Americas. We consider our relations with our employees and consultants to be good. We have no labor unions.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this annual report, including information in the section of this document entitled “Forward-Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We have incurred losses since our inception.  For the years ended December 31, 2008 and 2007, we generated revenue of $23,401,000 and $13,929,000, respectively, and incurred  net losses of $18,975,000 and $34,564,000, respectively. At December 31, 2008, we had working capital of $2,011,000 (total current assets less total current liabilities not including the acquisition liabilities payable in stock) and an accumulated deficit of $82,499,000.  There can be no assurance that future operations will be profitable. A failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues do not grow at an appropriate rate, our gross margins erode or do not improve, or our operating expenses increase at a rate greater than our revenue increase, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products or services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

Our operating units have limited operating histories and we cannot ensure the long-term successful operation of our business.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the digital media software markets, in which we operate. We must meet many challenges including:

•	Establishing and maintaining broad market acceptance of our products and services, and converting that acceptance into direct and indirect sources of revenue;

•	Establishing and maintaining adoption of our technology on a wide variety of platforms and devices;

•	Timely and successfully developing new products, product features and services, and increasing the functionality and features of existing products and services;

•	Developing services and products that result in high degrees of customer satisfaction and high levels of customer usage;

•	Successfully responding to competition, including competition from emerging technologies and solutions;

•	Developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services; and
•	Identifying, attracting and retaining talented technical and creative services staff at reasonable compensation levels.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks, our business will be harmed.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations may place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems mainly because we have acquired several businesses over the last 15 months and have had to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected.

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

If use of the Internet or wireless data market does not continue to grow, or if the Internet or wireless infrastructure cannot support demands placed on it by continued growth, our business will be harmed.

The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising, and also on the growth of the wireless data market, including the growth of devices with multimedia capability. Our business will be harmed if these markets and usage do not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services, or if widespread adoption of technology to access data and multimedia content on wireless devices does not occur. If Internet usage and the wireless data market grow, the Internet and wireless infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. If this were to occur, our business and financial condition would be harmed.

We may be subject to legal liability for providing third-party products, services or content.

We have arrangements to offer third-party products, services, content or advertising via distribution on our websites. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, or provide access to these products, services, content or advertising. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate. It is also possible that if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. While to date we have not been subject to material claims, if any potential claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

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

Our business is dependent upon providing our customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of our websites and network infrastructure may harm our ability to distribute our products and services to our clients, as well as our reputation and ability to attract and retain clients, customers, advertisers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, websites and network communications, and our systems could be subject to greater vulnerability in periods of high employee turnover. A sudden and significant increase in traffic on our websites or demand from the mobile users could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. Our failure to protect our network against damage from any of these events will harm our business.

Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on web browsers, Internet service providers (“ISPs”) and online service providers to provide Internet users access to our websites and the websites of our customers on which we display advertising. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

We depend on various third parties to maintain our communications hardware and perform most of our computer hardware operations. If the third parties’ hardware and operations fail, our business will be harmed.

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

We rely on content provided by third parties to increase market acceptance of our products and services. Currently, our major third-party content providers are Associated Press, ABC News, IMG, Reuters and Fox. If third parties do not develop or offer compelling content to be delivered over the Internet or wireless data market, or grant necessary licenses to us or our customers to distribute or perform such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers to develop and offer content in formats that can be delivered using our products. We also rely entirely on third-party content for our programming and content offerings. In some cases, we pay substantial fees to obtain content for these services. We cannot guarantee that third-party content providers will continue to support our technology or offer compelling content in our formats, nor can we guarantee that we will be able to secure licenses to third-party content or that such licenses will be available at commercially reasonable rates, to encourage and sustain broad market acceptance of our products and services. The failure to do so would materially adversely harm our business operations and financial condition.

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

Our success depends to a significant extent upon the continued service of Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, and Gavin Campion, our President. The loss of the services of Mr. Isaza Tuzman and Mr. Campion could have a material adverse effect on our growth, revenues, and prospective business. We have entered into an executive management agreement with KIT Capital, an entity beneficially controlled by Mr. Isaza Tuzman, providing for the services of Mr. Isaza Tuzman and other KIT Capital personnel, for a term of three years, pursuant to which Mr. Isaza Tuzman serves as Chief Executive Officer. We have also entered into an employment agreement with Mr. Campion. If either Mr. Isaza Tuzman or Mr. Campion were to resign, the loss could result in loss of sales, delays in new product development and diversion of management resources, and we could face high costs and substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. In addition, in order to successfully implement and manage our business plan, we are dependent upon, among other things, successfully recruiting qualified personnel who are familiar with the specific issues facing the Internet media industry. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

We may be unable to integrate successfully recent acquisitions and realize the full benefits of the combined businesses.

The acquisitions of Kamera, Morpheum and Visual have involved the integration of businesses that have previously operated separately. The difficulties of combining the operations of these businesses include:

•	the challenge of effecting integration while carrying on the ongoing businesses;

•	the necessity of coordinating geographically separate organizations; and

•	effective integration of personnel with diverse business backgrounds.

Poorly handling the process of integrating operations could cause an interruption of, or a lessening of our activities and the loss of key personnel. The diversion of management’s attention, or any delays or difficulties encountered in connection with the integration of the acquired operations could have an adverse effect on our business, financial condition or results of operations.

Our growth strategy depends, in part, on our acquiring complementary businesses and assets and expanding their existing operations, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire other complementary businesses and assets. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•	Identify suitable businesses or assets to buy;
•	Complete the purchase of those businesses on terms, or over a timeframe, acceptable to us; and
•	Improve the results of operations of each of the businesses that we buy or successfully integrate its operations.

There can be no assurance that we will be successful in pursuing any or all of these steps. Our failure to implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

A portion of our revenues arises from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial  results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets, or investments in equity interests become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and amortizable intangible assets include significant adverse changes in the business climate and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the company in which we invested. We have recorded and may be required in the future to record additional charges to earnings if a portion of our goodwill, amortizable intangible assets, or investments in equity interests becomes impaired. Any such charge would adversely impact our results.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international market position, there are risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	the need to comply with varied local laws and regulations;

•	longer payment cycles;

•	Possible credit risk and higher levels of payment fraud;

•	profit repatriation restrictions and foreign currency exchange restrictions;

•	political or social unrest, economic instability or human rights issues;

•	geopolitical events, including acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws (such as the Foreign Corrupt Practices Act), and local laws prohibiting corrupt payments to government officials;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses; and

•	different and more stringent user protection, data protection, privacy and other laws.

Violations of complex foreign and U.S. laws and regulations that apply to our international operations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results and financial condition.

Risks Related to Our Securities

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for stockholders to sell our common stock for a positive return on stockholders investment.

The public market for our common stock has historically been very volatile. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for stockholders to sell shares when stockholders want at prices stockholders find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. There is a risk that earn out payments in our shares may occur at inopportune times. As a result, this may make it difficult or impossible for stockholders to sell our common stock for a positive return on stockholders investment.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors control approximately 42.22% of our outstanding voting securities.  If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all of our stockholders.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.  You should not buy our shares if you are expecting to receive cash dividends.

FORWARD-LOOKING STATEMENTS

Information in this annual report contains forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. A description of key factors that have a direct bearing on our results of operations is provided above under “Risk Factors” beginning on page 5 of this annual report.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We have principal offices in Dubai, Melbourne (Australia), Prague, Toronto, Stockholm, New York and London, with sales or representative offices in Bogota, Buenos Aires, Cairo and Singapore.

Our Dubai office is located at Dubai Media City, Building #9, Suite #107, Dubai, UAE. These premises consists of 780 square feet of office space. We are currently exiting this month-to-month lease.

We are currently moving into new office space in Dubai at Business Central Towers, Suite 902A, Dubai, UAE. These premises consist of 1,589 square feet of office space.

Our main Melbourne office is located at 116 -122 Chapel Street, Windsor 3181, Victoria, Australia. These premises consist of 8,611 square feet of office space.

We have a second Melbourne office located at 210 Albert Road, South Melbourne 3205, Victoria, Australia. These premises consist of 18,654 square feet of office space.

Our Prague office is located at Slezska 113, 13000, Czech Republic. These premises consist of approximately 12,750 square feet of office space.

Our Toronto office is located at 2595 Skymark Avenue, Mississauga, Ontario. These premises consist of approximately 6,000 square feet of office space.

Our Stockholm office is located at Drottninggatan 92-94 111 36, Stockholm, Sweden. These premises consist of approximately 2,200 square feet of office space.

Our New York office is located at 168 Fifth Avenue, Suite 301, New York, NY 10010. These premises consist of 2,400 square feet of office space.

Our London office is a serviced office located at 3 More London Riverside, London SE1 2RE, United Kingdom. These premises consist of approximately 1,400 square feet of office space.

Our Bogotá office is located at Cra 7 #74-64 Edificio Corficaldos, Of 1203, Bogotá, Colombia.

Our Buenos Aires office is located at Tacuari 237, Piso 7, C1024AAF, Ciudad de Buenos Aires, Argentina.

Our Cairo office is located at 1121 Corniche El Nile St., Maspero, Cairo 11221, Egypt.

Our Singapore office is located at 10 Anson Road, #32-11, International Plaza, Singapore 079903, Singapore.

ITEM 3.  LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any pending legal proceeding nor is our property the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved.

In November 2007, our wholly-owned subsidiary, KIT HD, Inc. (“KIT HD”), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. KIT HD, in New York Supreme Court, Saratoga County, New York.  The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”), purportedly on behalf of themselves and “others similarly situated,” claims that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that KIT HD is the alter-ego of Wurld.  Plaintiffs seek the appointment of a receiver to take charge of our property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount.  KIT HD filed its answer to the complaint in January 2008, and there have been no further developments in this action since then.  We believe that the suit is without merit and we intend to defend ourself vigorously should the case become active.

In December 2007, Rick Gell and Todd Pavlin, two former consultants of KIT Media Corporation (“KIT Media”) sued that entity together with KIT digital, Inc. and its former Vice-Chairman Robert Petty and KIT Media’s former President and Chief Operating Officer Steve Quinn in New York Supreme Court, New York County, New York, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at KIT Media.  Last year, defendants moved to dismiss the complaint, and in March 2009 the court dismissed all of plaintiffs’ claims save their breach of contract claim on the grounds that it is based on an alleged oral agreement, which plaintiffs may be able to prove. We believe that there is no merit to this suit, and we intend to continue to defend ourself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are currently quoted and listed for trading on the OTC Bulletin Board under the trading symbol KDGL.  From May 29, 2008 to March 9, 2009 (the date of our 1-for-35 reverse stock split), our trading symbol was KITD.  Prior to May 29, 2008, when our corporate name was ROO Group, Inc., our trading symbol was RGRP.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board.

	Year ended December 31,
Quarter	2007		2008		2009
	High	Low	High	Low	High	Low
First	$153.99	$88.55	$8.58	$2.10	$9.25	$5.95
Second	110.95	65.80	14.70	5.25	--	--
Third	70.00	24.50	11.20	6.65	--	--
Fourth	40.25	4.87	9.45	3.85	--	--

On April 10, 2009, the closing price of our common stock, as reported by the OTC Bulletin Board, was $8.40 per share.

These high and low closing prices represent prices quoted by broker-dealers on the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

As of April 10, 2009, there were 4,586,700 shares of our common stock outstanding and approximately 240 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock holding their shares in “street name.”

The transfer agent of our common stock is Continental Stock Transfer & Trust Co., 17 Battery Place, New York, New York 10004, telephone number: (212) 509-4000.

Dividends

We have not declared any dividends to date. We have no present intention of paying cash dividends on our common stock at any time in the foreseeable future as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future rests within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no restrictions in our certificate of incorporation or by-laws on declaring dividends. The terms of our senior secured promissory note with Genesis Merchant Partners, LP prohibit us from paying dividends on our common stock.

Equity Repurchases

None.

Equity Compensation Plan Information

The information set forth below in Item 11 of this report under the caption “Equity Compensation Plan Information” is incorporated herein by reference in its entirety.

ITEM 6.  SELECTED FINANCIAL DATA

 Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our operating subsidiaries, we are in the business of providing Internet software products and solutions that enable our customers to distribute video content through Internet websites and mobile devices. Our core activities include online video player deployment, ingestion and transcoding video content for internet and mobile devices, IPTV set-top box development, IPTV recording and editing suite deployment, video content localization and syndication, digital rights management, hosting, storage and content delivery. We currently provide video solutions internationally through our offices in Dubai, Melbourne (Australia), Prague, Toronto, Stockholm, New York, London, Cairo, Singapore, Buenos Aires and Bogotá. To support IPTV enablement, we provide systems integration and integrated marketing solutions, including creative services, media planning and buying, design services, brand and retail advertising, and data management and analytics. Our subsidiary, Reality Group Pty. Ltd. (“Reality Group”), offers clients a full range of traditional marketing services including media buying and planning, creative development, and packaging.

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us,” or “our”), for the year ended December 31, 2008 and 2007. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

As a component of our management’s review of the financial statements, and in light of recent and prospective business changes, including but not limited to (i) the integration of our Sputnik subsidiary, (ii) the the cessation of non-core business activities, (iii) the regionalization of profit and loss accountability and (iv) recent business acquisitions, our management recently reviewed and modified the categorization of costs in the Consolidated Statements of Operations. The new categories are presented below under Results of Operations. Management believes these changes in classifications present additional information to the readers of the financial statements and have been made on a prospective basis with previously reported amounts re-categorized to conform to the presentation for the current period.

Results of Operations - Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

REVENUE. Consolidated revenue increased by $9,472,000 from $13,929,000 for the year ended December 31, 2007 to $23,401,000 for the year ended December 31, 2008, an increase of 68%.

Digital Media segment revenue increased by $8,582,000 from $9,525,000 for the year ended December 31, 2007 to $18,107,000 for the year ended December 31, 2008, an increase of 90%. The increase is principally due to an  increase in customers, increased spending by  existing customers, and revenue from the acquired companies not included in prior period results.

Agency Services segment revenue increased by $890,000 from $4,404,000 for the year ended December 31, 2007 to $5,294,000 for the year ended December 31, 2008, an increase of 20%. The increase is primarily from the growth of client base and increases in spending by  existing clients.

VARIABLE AND DIRECT THIRD PARTY COSTS

COST OF GOODS AND SERVICES. Cost of goods and services of $2,845,000 represents the costs of equipment and services by Visual for the supply of digital media and IPTV solutions, services and components; no such expenses were incurred prior to the acquisition of Visual in October 2008.

HOSTING, DELIVERY AND REPORTING. These costs decreased by $317,000 from $2,341,000 for the year ended December 31, 2007 to $2,024,000 for the year ended December 31, 2008. These costs decreased primarily due to the termination of the use of external marketing tools that were used in 2007 and the establishment of an internal datacenter which reduced our reliance on third party suppliers.

CONTENT COSTS. Content costs increased by $1,115,000 from $1,304,000 for the year ended December 31, 2007 to $2,419,000 for the year ended December 31, 2008, an increase of 86%. The increase is primarily  due to the inclusion of costs from  Kamera  (acquired May 2008) not included in prior period results.

DIRECT THIRD PARTY CREATIVE PRODUCTION COSTS. Direct third party creative production costs decreased by $133,000 from $3,242,000 for the year ended December 31, 2007 to $3,109,000 for the year ended December 31, 2008, a decrease of 4% attributable to lower costs in the Agency Services segment.

GENERAL AND ADMINISTRATIVE EXPENSES

COMPENSATION, TRAVEL AND ASSOCIATED COSTS (EXCLUSIVE OF NON-CASH STOCK-BASED COMPENSATION). These costs decreased by $8,342,000 from $23,839,000 for the year ended December 31, 2007 to $15,497,000 for the year ended December 31, 2008, a decrease of 35%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 which included a reduction in headcount and salary levels offset in part by increases due to acquisitions.

NON-CASH STOCK-BASED COMPENSATION. Non-cash stock-based compensation expense increased 3% by $121,000, from $4,748,000 for the year ended December 31, 2007 to $4,869,000 for the year ended December 31, 2008.

LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES. These expenses decreased by $580,000 from $1,807,000 for the year ended December 31, 2007 to $1,227,000 for the year ended December 31, 2008, a decrease of 32%, primarily due to lower legal fees.

OFFICE, MARKETING AND OTHER CORPORATE COSTS. These expenses decreased by $477,000 from $3,988,000 for the year ended December 31, 2007 to $3,511,000 for the year ended December 31, 2008, a decrease of 12%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 and includes a reduction in marketing related expenses.

MERGER AND ACQUISITION AND INVESTOR RELATION EXPENSES. Merger and acquisition and investor relation expenses were $427,000 for the year ended December 31, 2008. There were no such expenses in 2007.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 21% by $465,000 from $2,236,000 for the year ended December 31, 2007 to $1,771,000 for the year ended December 31, 2008. This has remained relatively constant primarily due to the increases related to the acquisitions of Visual in October 2008, Kamera in May 2008 and Morpheum in September 2008 offsetting the depreciation and amortization that decreased due to the assets of approximately $4.3 million acquired from the asset purchase agreement with Wurld Media in July 2007 which were subsequently abandoned in December 2007.

RESTRUCTURING CHARGES. Restructuring charges of $3,068,000 for the year ended December 31, 2008 consist of employee termination costs, contract settlements and facility closing costs. There were no restructuring charges for the year ended December 31, 2007.

OTHER NON-RECURRING CHARGES. Other non-recurring charges of $1,111,000 for the year ended December 31, 2008 consist of IT overlap, acquisition costs, recruiting costs, relocation of headquarters, corporate rebranding and write-off of a prior year disputed charge. There were no other non-recurring charges for the year ended December 31, 2007.

SETTLEMENT OF MYVIDEODAILY AGREEMENT. A settlement of $500,000 for the year ended December 31, 2007 was paid upon the execution of the settlement agreement with RJM Price & Company, Inc. and Robertson Price on October 18, 2007.

IMPAIRMENT OF PROPERTY AND EQUIPMENT. Impairment of property and equipment was $229,000 for the year ended December 31, 2008 and $788,000 for the year ended December 31, 2007. In 2008, the impairment related to the abandonment of assets due to the downsizing of our London office. In 2007, a loss on impairment of property and equipment of $788,000 was recorded related to the abandonment of the assets of a business that we acquired in the agreement with Wurld Media.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS. In 2007, a loss on impairment of goodwill and intangible assets of $3,374,000 was recorded. This is comprised of $2,783,000 related to the abandonment of the software assets of a business that we acquired in the agreement with Wurld Media, $255,000 related to the impairment of content, $250,000 related to the impairment of goodwill related to the MyVideoDaily acquisition and $86,000 related to the impairment of customer lists acquired from Cooee. There were no impairment charges in 2008.

INTEREST INCOME. Interest income decreased by $561,000 from $725,000 for the year ended December 31, 2007 to $164,000 for the year ended December 31, 2008, a decrease of 77%. This decrease was primarily due to a decrease in our cash and cash equivalents related to the timing of the proceeds from private placements.

INTEREST EXPENSE, OTHER. Interest expense, other, increased by $158,000 from $70,000 for the year ended December 31, 2007 to $228,000 for the year ended December 31, 2008, an increase of 226%. This increase was due to the issuance of $1,500,000 of a senior secured note in November 2008 and the addition of debt and capital lease obligations acquired in the acquisition of Visual in October 2008

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs was $110,000 for the year ended December 31, 2008. These costs result from the issuance of $1,500,000 of a senior secured note in November 2008.

OTHER INCOME/(EXPENSE). Other income increased by a net $82,000. Other expense was $51,000 for the year ended December 31, 2007 as compared to other income of $31,000 for the year ended  December 31, 2008. This was primarily due to a foreign currency gain on the settlement of notes receivable.

REGISTRATION RIGHTS LIQUIDATED DAMAGES. Registration rights liquidated damages were $117,000 for the year ended December 31, 2008 and $792,000 for the year ended December 31, 2007.

NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST. As a result of the factors described above, we reported a net loss before income taxes and minority interest of $18,966,000 for the year ended December 31, 2008 compared to $34,426,000 for the year ended December 31, 2007, a decrease of $15,460,000, or 45%.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $5,878,000 and a working capital deficit of approximately $3,100,000, which if reduced for the acquisition liabilities for Kamera and Visual that can be paid in stock of $5,111,000, becomes a working capital surplus of $2,011,000. On May 8, 2008, we sold an aggregate of $15,000,000 in shares of common stock and warrants to accredited investors.  On December 31, 2008 we sold $5,000,000 of shares of common stock to KIT Media, Ltd as part of the management agreement dated December 19, 2007. The $5,000,000 was received in two tranches of $2,500,000; the first on August 12, 2008 and the balance of $2,500,000 on December 31, 2008.

Net cash used in operating activities was $12,816,000 for the year ended December 31, 2008 compared to $20,785,000 for the year ended December 31, 2007, a decrease of $7,969,000, or 38%. The decrease in net cash used in operating activities is primarily related to the reduction in costs due to cost saving measures implemented in 2008.

Net cash used by investing activities was $11,715,000 for the year ended December 31, 2008 compared to $4,342,000 for the year ended December 31, 2007, an increase in net cash used in investing activities of $7,373,000, or 170%. In 2008, this primarily consisted of cash paid for the completion of the acquisition of Sputnik of $4,656,000, net cash paid in the acquisition of Kamera of $4,363,000, net cash paid in the acquisition of Morpheum of $649,000, net cash paid in the acquisition of Visual of $1,201,000 and purchase of assets of $960,000  which primarily consists of assets for our new data center. In 2007, this primarily consisted of investment in assets acquired from Wurld Media of $3,174,000 in 2007 and the cash used in the investment in MyVideoDaily

Net cash provided by financing activities was $20,352,000 for the year ended December 31, 2008 compared to $23,345,000 for the year ended December 31, 2007. In 2008, this primarily consisted of net proceeds of $14,680,000 from the May 2008 private placement, $5,000,000 from KIT Media in September 2008 and December 2008 described above and proceeds from the issuance of the $1,500,000 senior secured note in November 2008. In 2007, our net cash provided by financing activities primarily consisted of net proceeds from the May 2007 private placement of $23,875,000.

Recent Securities Offerings

In May 2008, we completed a private placement of 2,142,857 units.  Each unit was comprised of one share of common Stock and a warrant to purchase one share of common stock.  The units were sold at a price of $7.00 per unit or an aggregate of $15,000,000.  The warrants have an exercise price of $11.90 per share, a term of five years and provide the investors with “full ratchet” anti-dilution protection as to the exercise price of each warrant.

KIT Media, Ltd. purchased an aggregate of 1,008,572 units in the May 2008 private placement, consisting of 1,008,572 shares of common stock and 1,008,572 shares of common stock underlying the warrants.  Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, holds a controlling interest in KIT Media.  For more information about this transaction, please see our registration statement on Form S-1, effective December 5, 2008.

In addition to its investment of $7,060,000 in the May 2008 private placement, KIT Media purchased 892,858 shares of common stock at a price of $5,60 per share (for  total gross cash proceeds of $5,000,000 for the Company) during the course of 2008, pursuant to KIT Capital’s December 2007 agreement with the Company. In conjunction with the purchase of these shares, KIT Media acquired warrants to purchase 580,358 shares of common stock at an exercise price of $11.90 per share, subject to the occurrence of certain events that could potentially reduce the exercise price to $5.60 per share.

In November 2008, we received $1,500,000 in gross proceeds from non-convertible debt sold to Genesis Merchant Partners, LP, pursuant to the terms of a note purchase agreement.  The loan bears cash interest payable monthly in arrears, and matures on December 31, 2009.  The principal is repayable in monthly installments of $75,000 beginning in May 2009, with the remainder of the principal due at maturity.  The note is secured by the Company’s property, including accounts receivable and inventory, but excludes any security interests in Visual and Reality or assets of these subsidiaries.  In conjunction with the borrowing, we issued to Genesis Merchant Partners, LP a warrant entitling it to purchase, for $11.90 per share, 139,286 shares of our common stock through October 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2008 and 2007. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies and Estimates

The policies discussed below are considered by our management to be critical to an understanding of our financial statements and their application places the most significant demands on our management’s judgment of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, our management cautions that future events rarely develop as forecast, and that best estimates may routinely require adjustment.

The SEC has issued cautionary advice to elicit more precise disclosure about accounting policies that management believes are most critical in portraying  financial results and that require management’s most difficult subjective or complex judgments.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimates. On an ongoing basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts and determining the recoverability of our long-lived tangible and intangible assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
We recognize revenue in accordance with the following authoritative literature: AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  Revenues are derived principally from professional services, digital media management, advertising and delivery of digital media solutions.  Revenue is recognized when the product and/or service has been provided to the customer. We may enter into agreements whereby we guarantee a minimum number of advertising impressions, click-throughs or other criteria on our websites or products for a specified period. To the extent these guarantees are not met, we may defer recognition of the corresponding revenue until guaranteed delivery levels are achieved.

Inventories

We value inventories at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand.   Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of December 31, 2008 our reserve for excess and obsolete inventory was $157,000.

Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of the specific identification method and analysis of the aging of accounts receivable to establish an allowance for losses on accounts receivable. The allowance for doubtful accounts as of December 31, 2008 and 2007 was $571,000 and $282,000, respectively.

Tangible and Intangible Asset Impairment
We review our long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. In assessing the recoverability of our goodwill, we review goodwill for impairment at each reporting period to determine whether events and circumstances continue to support the indefinite useful life of the asset. Then, we perform the first step of the goodwill impairment test which compares the fair value of the reporting unit with its carrying value, including goodwill. The fair value of the reporting unit is based on expected future cash flows associated with the group of assets. This valuation method is used if quoted market prices are not available. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Recently-Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 were effective for the Company on January 1, 2009. SFAS 141R had no impact on previously recorded acquisitions. SFAS 160 requires changes in classification and presentation of minority interests in the consolidated balance sheets, statements of income, and statements of stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. The provisions of FSP FAS 142-3 were effective for the Company on January 1, 2009 and are not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 became effective for the Company on January 1, 2009 and requires retroactive application. The Company is currently evaluating the impact of adopting FSP 14-1 on the Company’s consolidated financial position, cash flows and results of operations.

In November 2008, the FASB ratified the consensus reached by the EITF on Issue EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The prospective provisions of EITF 08-6 were effective for the Company on January 1, 2009. The adoption of EITF 08-6 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”) as of January 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to our history of net losses and accumulated deficits; integration of acquired businesses; future capital requirements; competition and technical advances; dependence on the market for digital advertising; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Australian dollar, the Swedish krona and the Czech koruna. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. However, we attempt to employ a “natural hedge” by matching as much as possible in like currencies our client revenues with associated client delivery costs. We invoice our international customers primarily in U.S. dollars, British pounds, Australian dollars, Euros, Swedish kronor, Czech koruna and Australian dollars.

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. We believe that no significant concentration of credit risk exists with respect to these investments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, and their positions with us, as of March  31, 2009:

Name	Age	Position

Kaleil Isaza Tuzman	37	Chairman of the Board and Chief Executive Officer
Gavin Campion	36	President and Director
Robin Smyth	55	Chief Financial Officer and Director
Kamal El-Tayara	38	Director
Steven G. Felsher	60	Director
Daniel Hart	35	Director
Lars Kroijer	37	Director
Wayne Walker	50	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Kaleil Isaza Tuzman was elected Chairman of the Board and Chief Executive Officer effective January 9, 2008. Mr. Isaza Tuzman previously served as the President and Chief Operating Officer of JumpTV Inc. (TSX, AIM: JTV), a leader in broadcasting international television and sports over the Internet. He has been a venture capitalist and entrepreneur in digital media since the late 1990s, as managing partner of KIT Capital Partners, a Dubai and New York-based merchant bank focusing on new media companies.  Mr. Isaza Tuzman has served as Chairman and Chief Executive Officer of KPE, Inc., a leading digital media services company with clients such as Sony Entertainment, Viacom and Carnival Cruises, and as Chairman and Chief Executive Officer of govWorks, Inc., a venture-backed government technology services firm. Mr. Isaza Tuzman previously worked at Goldman Sachs, on investment banking and risk arbitrage teams. He has been a member of the Council on Foreign Relations, a U.S. trade representative, and was recently named one of the 100 Most Influential Hispanics by Hispanic Magazine.  Mr. Isaza Tuzman graduated magna cum laude from Harvard University, with graduate certificates in International Relations from El Colegio de Mexico and in Latin American Studies from Harvard University.  Mr. Isaza Tuzman is also on the board of directors of Automated Benefits (TSX Venture: AUT), Oakwood TAC, KIT Media Corporation, Reality Group Pty Ltd, Undercover Media Pty Ltd, KIT digital Pty. Ltd., KIT digital Limited, KIT Media Ltd., Bickhams Media Inc, VideoDome.com Networks Inc, KIT Broadcasting Ltd, Sputnik Agency Pty Ltd and KIT TV Pty Ltd.

Gavin Campion was appointed President in April 2008 and elected a Director on November 17, 2008. Mr. Campion has served as managing director of Sputnik Agency Pty Ltd., an Australian-based interactive marketing agency. Under his leadership, Sputnik won the B&T Interactive Agency of the Year award in 2007. In 1999, Mr. Campion co-founded Reality Group Pty Ltd., a subsidiary of KIT digital, which is based in Melbourne, Australia. Since its formation, Reality Group has attracted blue-chip advertising clients such as Holden (General Motors), BP, TABCORP, Saab Australia, Tontine and Dennis Family Corp. Through 2008, Mr. Campion served as Chief Executive Officer of Shoppers Advantage, a leading Australian e-commerce company, and as a director of Presidential Card, Australia’s largest discount loyalty program.

Robin Smyth currently serves as our Chief Financial Officer and a Director.  Mr. Smyth also served as our Chief Financial Officer from December 2003 through December 2006. Mr. Smyth was appointed as a Director on December 3, 2003, the effective date of the merger with KIT Media Corporation. Mr. Smyth became involved with KIT Media Corporation in 2002 and was appointed a Director in 2003. Since 1998, Mr. Smyth was a partner at Infinity International, a consulting and IT recruitment operation.  During the period from 1990 to 1998, Mr. Smyth worked for three years as Executive Vice President of Computer Consultants International in the United States and for five years in London as Chief Executive Officer of Computer Consultants International's European operations.  Mr. Smyth was Secretary and a Director of the All-States group of companies involved in merchant banking operations, where he was responsible for corporate banking activities. Mr. Smyth is also on the board of directors of KIT Media Corporation, Reality Group Pty Ltd, Undercover Media Pty Ltd, KIT digital Pty. Ltd., KIT digital Limited, Bickhams Media Inc, KIT Broadcasting Ltd, Sputnik Agency Pty Ltd, KIT TV Pty Ltd, VideoDome.com Networks Inc. and Corporate Advice Pty Ltd.

Kamal El-Tayara was elected a Director and Chairman of our Audit Committee effective January 14, 2008. Mr. El-Tayara is the managing partner of MNA Partners, a Dubai-based merchant bank, and has served in such capacity since 2004.  Mr. El-Tayara has more than 11 years of experience working in the investment banking and financial transactions arena in the Middle East and other markets. Prior to establishing his own firm, Mr. El-Tayara was with investment banks Merrill Lynch and Salomon Smith Barney. In early 2003, Mr. El-Tayara managed the corporate finance initiatives of MBC Group, MENA’s (Middle East and North Africa) largest media company, where he participated in the set up of Alarabiya News Channel, for which he acted as Chief Financial Officer. Mr. El-Tayara also set up the Swiss EFG Bank in Dubai, for which he acted as the Dubai Head. Mr. El-Tayara is an electrical engineering graduate from the American University of Beirut (with distinction) and holds an M.B.A. from INSEAD in Fontainebleau, France. Mr. El-Tayara is fluent in English, French and Arabic.

Steven G. Felsher was elected a Director effective November 17, 2008 and Chairman of the Audit Committee on February 15, 2009.  He was the Vice Chairman and Chief Financial Officer of Grey Global Group Inc., one of the largest marketing communications firms in the world until his departure in 2007 after 28 years. Mr. Felsher was responsible for overseeing Grey’s financial operations, investor relations, acquisitions and other corporate functions.  In these and prior roles, Mr. Felsher assisted Grey in becoming one of the most respected, responsible and successful independent companies in the marketing communications industry.  Since 2007 when he left Grey, Mr. Felsher has worked with a number of intellectual property, marketing services and not-for-profit companies to help them achieve their business goals. Mr. Felsher received a B.A. degree from Dickinson College, was a Thomas J. Watson Fellow doing research in Greece and Turkey, and graduated from Yale Law School.

Daniel Hart was elected a Director effective March 31, 2008. Mr. Hart is the founder and managing partner of River Road Ventures, a private equity and advisory firm.  Mr. Hart’s background combines venture capital and financing experience with chief executive officer/operating experience and expertise in digital media, wireless, semiconductor, enterprise software and technology convergence.  Mr. Hart most recently led River Road’s investments in Nextivity, a leading ASIC-based wireless products company, and Slipgate Ironworks, a highly-innovative massively multiplayer online gaming studio. Prior to River Road Ventures, Mr. Hart founded Fundamental Capital, an investment partnership which pioneered the integration of operational leadership with early-stage venture capital, creating over $1 billion in market value in less than five years.  Mr. Hart received a B.A. degree in economics from Harvard University.

Lars Kroijer was elected a Director and Chairman of our Compensation Committee effective February 7, 2008.  Mr. Kroijer is the Chief Executive Officer of Holte Capital Ltd, a London-based special situations hedge fund which he founded in 2002. Prior to establishing Holte Capital, Mr. Kroijer served in the London office of HBK Investments focusing on special situations investing and event-driven arbitrage.  In addition, he previously worked at SC Fundamental, a value-focused hedge fund based in New York, and the investment banking division of Lazard Freres in New York.  Mr. Kroijer graduated magna cum laude from Harvard University and received an M.B.A. from Harvard Business School.

Wayne Walker was elected a Director and Chairman of our Compliance Committee effective January 14, 2008.  Mr. Walker is the managing partner of Philadelphia-based Walker Nell Consultants, Inc. and Walker Bowman, PC and has served in such capacity since 2004. Mr. Walker has more than 20 years of experience in corporate law and corporate restructuring. Prior to establishing Walker Nell, Mr. Walker was the Principal of Parente Randolph, LLC, an accounting and consulting firm in Philadelphia. He previously served as Senior Counsel of DuPont Corporation and as former Chairman of the global charity Habitat for Humanity. Mr. Walker received a J.D. degree from Catholic University in Washington, DC. and a B.A. degree from Loyola University in New Orleans.  He also studied finance for non-financial managers at the University of Chicago’s Graduate School of Business.

On March 9, 2009, Jonathan Hirst was named our Chief Financial Officer effective April 27, 2009.

Mr. Hirst, age 59, is an experienced financial executive who, over the course of his career, has been involved with and led the acquisition and sale of more than 50 companies in media, marketing services, advertising and public relations.  From September 2006 through February 2008, Mr. Hirst was a consultant with BT Associates, LLC, a strategic and financial consulting firm in New York servicing the professional communication industry.  From November 2004 to August 2006, he was the Executive Vice President and Chief Financial Officer of Lowe Worldwide, Inc., a global multi-unit international marketing communications services division of The Interpublic Group of Companies, Inc., From January 1996 to October 2004, Mr. Hirst was the Senior Vice President of International Finance of Grey Global Group Inc., a leading communications services company (acquired by WPP Group plc in 2005).  He was responsible for successfully developing and leading profit improvement programs at Grey Global, as well as later with Lowe Worldwide.  Earlier in his career, Mr. Hirst spent 1981 to 1991 at Saatchi & Saatchi US Management Company, where he oversaw the financial performance of Saatchi & Saatchi PLC’s operations in the United States.  Mr. Hirst started his career at a predecessor of PricewaterhouseCoopers LLC and at McKinsey & Co.  With global experience in the advertising and consulting industry, Mr. Hirst has lived and worked in London, Paris and New York.  He is a member of the Institute of Chartered Accountants (FCA), with B.A and M.A. degrees in economics from the University of Cambridge in the United Kingdom and an M.B.A. from INSEAD (European Institute of Business Management) in Paris, France.

Mr. Smyth has agreed to resign as our Chief Financial Officer effective April 27, 2009.  Mr. Smyth remains on our board of directors.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.

Family Relationships

There are no family relationships among our directors and executive officers.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management.  In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

We established an Audit Committee, Compensation Committee and Compliance Committee in 2008.  The charters for the Audit Committee, Compensation Committee and Compliance Committee are available at our website, www.kit-digital.com.  Kamal El-Tayara, Steven G. Felsher, Daniel Hart, Lars Kroijer and Wayne Walker are independent members of our board of directors, under Nasdaq’s independence standards.  Each of the board committees is composed of two or more of these independent members.

The board, its committees and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner.  The board and the Audit, Compensation and Compliance Committees each perform annual self evaluations.  We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer.  Our Code of Ethics was filed with our amended annual report on Form 10-KSB/A for the year ended December 31, 2003.  Upon request, we will provide to any person without charge a copy of our Code of Ethics.  Any such request should be mailed to KIT digital, Inc., 168 Fifth Avenue, Suite 301, New York, New York 10010, Attention: Chief Financial Officer.

Committees of the Board

Audit Committee.  The board has an Audit Committee comprised of four non-employee directors, Messrs. Felsher (Chairman), El-Tayara, Kroijer and Walker. Each member of the Audit Committee is independent as defined under Nasdaq’s listing standards.  The board of directors has determined that each committee member qualifies as an “audit committee financial expert.”  The Audit Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time.  The Audit Committee was established in 2008.  In 2007 and until the formation of the Audit Committee in 2008, the entire board of directors performed the functions of the Audit Committee.  The Audit Committee is currently charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•
the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	approving the scope of the financial audit;

•	requiring the rotation of the lead audit partner;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the audit plan and results of the auditing engagement with our independent auditors and with our officers;

•	reviewing with our officers, the scope and nature and adequacy of our internal accounting and other internal controls over financial reporting and disclosure controls and procedures;

•	reviewing the adequacy of the Audit Committee Charter at least annually;

•	meeting with our Internal Auditor on a regular basis;

•	performing an internal evaluation of the Audit Committee on an annual basis; and

•	reporting to the board of directors on the Audit Committee's activities, conclusions and recommendations.

Compensation Committee.  The board has a Compensation Committee comprised of two non-employee directors, Messrs. Kroijer (Chairman) and Hart as at December 31, 2008.  Each member of the Compensation Committee is independent as defined under Nasdaq’s listing standards.  The Compensation Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time.  The Compensation Committee was established in 2008.  In 2007 and until the formation of the Compensation Committee in 2008, the entire board of directors performed the functions of the Compensation Committee.  The Compensation Committee is currently charged with, among other things, assisting the board in:

•	approving and evaluating the compensation of directors and executive officers;

•	establishing strategies and compensation policies and programs for employees to provide incentives for delivery of value to our shareholders;

•	establishing policies to hire and retain senior executives, with the objective of aligning the compensation of senior management with our business and the interests of our shareholders;

•	together with management, surveying the amount and types of executive compensation paid by comparable companies, and engaging consultants as necessary to assist them;

•	periodically reviewing corporate goals and objectives relevant to executive compensation and making recommendations to the board for changes;

•
assisting management in evaluating each executive officer's performance in light of corporate goals and objectives, and recommending to the board (for approval by the independent directors) the executive officers' compensation levels based on this evaluation;

•
overseeing our stock option plan or other stock-based plans with respect to our executive officers and employee board members, who are subject to the short-swing profit restrictions of Section 16 of the Securities Exchange Act of 1934, as amended;

•	reviewing the overall performance of our employee benefit plans and making recommendations to the board regarding incentive-compensation plans and equity-based plans;

•	together with the Compliance Committee, reviewing and making recommendations to the independent directors of the board regarding the form and amount of director compensation;

•	ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the board; and

•	producing an annual report on executive compensation for inclusion in our information statement.

In general, the Compensation Committee formulates and recommends compensation policies for board approval, oversees and implements these board-approved policies, and keeps the board apprised of its activities on a regular basis.  In addition, the Compensation Committee together with the Compliance Committee, develops criteria to assist the board's assessment of the Chief Executive Officer's leadership of the Company.

Compliance Committee.  The board has a Compliance Committee comprised of three non-employee directors, Messrs. Walker (Chairman), El-Tayara and Kroijer. Each member of the Compliance Committee is independent as defined under Nasdaq’s listing standards.  The Compliance Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time.  The Compliance Committee was established in 2008.  In 2007 and until the formation of the Compliance Committee in 2008, the entire board of directors performed the functions of the Compliance Committee.  The Compliance Committee is currently charged with, among other things, assisting the board in:

•	identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of our stockholders;

•	ensuring that the Audit, Compensation and Compliance Committees of the board have the benefit of qualified and experienced "independent" directors;

•
developing and recommending to the board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate;

•	periodically reviewing the charters of all board committees and recommending to the committees and board any changes deemed appropriate;

•	developing policies on the size and composition of the board;

•	conducting annual evaluations of the performance of the board, committees of the board and individual directors;

•	reviewing conflicts of interest and the independence status of directors;

•	together with the Compensation Committee, reviewing and making recommendations to the independent directors of the board regarding the form and amount of director compensation;

•	reviewing the structure of our senior staffing and management succession plans with the Chief Executive Officer;

•	together with the Compensation Committee, developing criteria to assist the board's assessment of the Chief Executive Officer's leadership of the company; and

•	generally advising the board (as a whole) on corporate governance matters.

Selection of Nominees for the Board of Directors

The Compliance Committee is responsible for evaluating potential candidates to serve on our board of directors, and for selecting nominees to be presented for election to the board at our Annual Meeting of Stockholders.  In evaluating potential director candidates, the Compliance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the board at that point in time.  Among the factors considered by the Compliance Committee in considering a potential nominee are the following:

•	the nominee's independence;

•	the nominee's relevant professional skills and depth of business experience;

•	the nominee's character, judgment and personal and professional integrity;

•	the nominee's ability to read and understand financial statements;

•	the nominee's willingness to commit sufficient time to attend to his or her duties and responsibilities as a member of the board;

•	the nominee's qualifications for membership on certain committees of the board;

•	any potential conflicts of interest involving the nominee; and

•	the make up and diversity of our existing board.

In identifying potential candidates for the board, the committee relies on recommendations from a number of possible sources, including current directors.  The Compliance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the board.

The Compliance Committee will consider any written suggestions of stockholders for director nominations.  The recommendation must include the name and address of the candidate, a brief biographical description and a description of the person's qualifications.  Recommendations should be mailed to KIT digital, Inc., 168 Fifth Avenue, Suite 301, New York, New York 10010, Attn:  Chief Financial Officer.  The Compliance Committee will evaluate in the same manner candidates suggested in accordance with this policy and those recommended by other sources.  The Committee has full discretion in considering all nominations to the board of directors.  Stockholders who would like to nominate a candidate for director must comply with the requirements described in our by-laws.

Director Compensation

With the exception of compensation and fees paid to Messrs. Isaza Tuzman, Campion and Smyth pursuant to their agreements described below, all directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.  In addition, on March 17, 2008, a resolution was unanimously passed by our directors granting new members to the board the following compensation package:

•	Grant of stock options to purchase 8,143 shares of our common stock pursuant to our 2008 Incentive Stock Plan.

•
Annual compensation in the amount of $25,000, payable in arrears for the preceding calendar year on February 15 of every year beginning 2009, which may be paid in either cash or options (priced using the “Black-Scholes-Merton” options pricing model), or a combination of both. The form of payment (i.e., cash, stock options or a combination) will be determined by us in our sole discretion; provided that if we are operating income (or EBITDA) positive in the preceding calendar year, such determination may be made by each independent director.

•
Fees of $2,000 per board meeting attended; $1,500 per committee meeting chaired; and $750 per committee meeting attended but not chaired. The foregoing fees will be discounted by 50% when meetings are attended or chaired telephonically. Payment will be made according to the same schedule and in the same manner as set forth in the paragraph above.

•	All dollar amounts set forth above will be increased by 50% immediately following the first fiscal quarter during which we are operating income (or EBITDA) positive.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officers, for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($ )	Bonus ($ )	Stock Awards ($ )	All Other Compensation ($ )	Total ($ )
Kaleil Isaza Tuzman (1) (amounts paid to KIT Capital, a company controlled by Mr. Isaza Tuzman)	2008	289,652				289,652
Chairman and Chief Executive Officer	2007	-

Gavin Campion (2)	2008	130,833				130,833
President and Director	2007	-

Robin Smyth (3)	2008	213,167			275,000	488,167
Chief Financial Officer,	2007	250,000	150,000			400,000
Secretary, Treasurer, Principal Accounting Officer and Director

Robert Petty (4)	2008	151,619			675,000	826,619
Former Chief Executive	2007	344,500				344,500
Officer, President and Chairman of the Board

Lou Kerner (5)	2008	-
Former Chief Financial Officer and Former Principal Accounting Officer	2007	124,359	75,000			199,359

(1)
Kaleil Isaza Tuzman serves as the Chairman of the Board and Chief Executive Officer and was appointed to these positions on January 9, 2008. The total amount paid to KIT Capital in 2008 was $573,284. The amount paid to Mr, Tuzman of $289,652 of the total paid to KIT Capital was represented to us by Mr. Isaza Tuzman. The other amounts paid to KIT Capital are for other KIT Capital personnel dedicated full-time to KIT digital and includes employer taxes, healthcare costs and other benefits. It also includes KIT Capital corporate fees, including legal, accounting, insurance, data hosting and parking related to KIT digital.

(2)
Gavin Campion serves as the President and Director. Mr. Campion was appointed President on April 1, 2008 and was appointed as a Director on November 17, 2008. The compensation listed is only for Mr. Campion’s services as an executive officer, upon his appointment as President and not for his prior service.

(3)
Mr. Smyth currently serves as Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer, and Director. Mr. Smyth served as our Chief Financial Officer and Principal Accounting Officer from December 2003 through December 2006 and from August 9, 2007.  Mr. Smyth has resigned from his positions as an executive officer effective April 27, 2009. Included in All Other Compensation is the payment of $275,000 related to the settlement of the separation agreement on March 31, 2008.

(4)
Mr. Petty previously served as Chief Executive Officer, President and Chairman of the Board through January 8, 2008. Mr. Petty became our Chief Executive Officer, President and Chairman on December 3, 2003. Mr. Petty’s employment with us terminated on March 26, 2008, and he resigned as a director on November 17, 2008. Included in All Other Compensation is the payment of $675,000 related to the settlement of the separation agreement on March 26, 2008.

(5)	Mr. Kerner was our Chief Financial Officer and Principal Accounting Officer from November 17, 2006 through August 2007.

Options Grants in Last Fiscal Year

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers during the year ended December 31, 2008.

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(%)	Exercise or Base Price ($/Sh)	Expiration Date
Kaleil Isaza Tuzman (through KIT Capital)	60,000	10.2	$6.11	January 9, 2013
Kaleil Isaza Tuzman (through KIT Capital)	20,000	3.4	$9.80	June 21, 2013
Gavin Campion	34,286	5.8	$2.80	March 17, 2013
Gavin Campion	20,000	3.4	$9.80	June 21, 2013
Robin Smyth	11,715	2.0	$2.80	March 17, 2013
Robin Smyth	7,143	1.2	$9.80	June 21, 2013

Aggregate Option Exercises In Last Fiscal Year

No options were exercised by the named executive officers during the most recent fiscal year.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not vested
Kaleil Isaza Tuzman	32,223	27,777		$6.11	January 9, 2013
Kaleil Isaza Tuzman	2,500	17,500		$9.80	June 21, 2013
Gavin Campion	15,134	19,152		$2.80	March 17, 2013
Gavin Campion	2,500	17,500		$9.80	June 21, 2013
Robin Smyth	11,715			$2.80	March 17, 2013
Robin Smyth	893	6,250		$9.80	June 21, 2013

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the year ended December 31, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	420,184	$6.47	436,959

Equity compensation plans not approved by security holders	81,429	$8.14	261,429

Total

In April 2004, our board of directors adopted a stock option plan (the “2004 Option Plan”).  Pursuant to this plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 28,572 shares of common stock may be issued, as adjusted.  The plan may be administered by our board of directors or by a committee to which administration of the plan, or part of the plan, may be delegated by our board of directors. Options granted under this plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of three months of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

In November 2006, our board of directors increased the number of shares which may be issued under the 2004 Option Plan to an aggregate of 228,572 shares of common stock. The number of shares subject to the 2004 Option Plan was subsequently increased to 342,858 shares effective April 3, 2007.

To date, we have 81,429 options outstanding under the 2004 Option Plan, as amended, of which 60,000 options were issued to KIT Capital, Ltd. pursuant to the terms of the Executive Management Agreement, dated as of December 18, 2007.  Our board of directors believes in order to attract and retain the services of executives and other key employees, it is necessary for us to have the ability and flexibility to provide a compensation package which compares favorably with those offered by other companies and, accordingly, voted unanimously to adopt the 2008 Incentive Stock Plan.

As of December 31, 2008, the following options have been granted under our 2004 Stock Plan:

Options Issued under 2004 Option Plan
		Exercise	Date	Vest	Expiration
Optionee	Quantity	Price ($)	Granted	Date	Date
KIT Capital, Ltd.	60,000	6.111	January 9, 2008	Over 36 months	January 9, 2013
KIT Capital, Ltd.	20,000	9.80	March 17,2008	Over 48 months	March 17, 2013

KIT digital 2008 Incentive Stock Plan

In March 2008, our board of directors adopted the KIT digital, Inc. 2008 Incentive Stock Plan (the “2008 Incentive Plan”).  In light of recent financing activities by us which increased the total number of outstanding shares of our common stock, our board of directors believed in order to (i) bring the number of authorized shares of common stock available for future grant under the 2008 Incentive Plan into proportion with the recently increased number of outstanding shares and (ii) attract and retain the services of executives and other key employees, it was necessary for us to have the ability and flexibility to provide a compensation package which compares favorably with those offered by other companies and accordingly, voted unanimously to adopt the amendment to the 2008 Incentive Plan, providing for an additional 457,143 authorized, unissued shares of common stock available for future grants under the 2008 Incentive Plan.  The holders of a majority of our outstanding shares of common stock approved the amendment to our 2008 Incentive Plan at our stockholders meeting held on November 6, 2008.

Set forth below is a summary of the 2008 Incentive Plan, but this summary is qualified in its entirety by reference to the full text of the 2008 Incentive Plan, which has been filed with the SEC, and any stockholder who wishes to obtain a copy of the 2008 Incentive Plan may do so by written request to KIT digital, Inc., 168 Fifth Avenue, Suite 301, New York, New York 10010, Attention: Chief Financial Officer.

Description of the 2008 Incentive Stock Plan

The 2008 Incentive Plan initially reserved 400,000 shares of common stock for issuance and has reserved an additional 457,143, as described above, for a total of 857,143 shares of common stock for issuance. Under the 2008 Incentive Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, or which are not intended to qualify as Incentive Stock Options. In addition, direct grants of stock or restricted stock may be awarded.

Purpose. The primary purpose of the 2008 Incentive Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration. The 2008 Incentive Plan is administered by our board of directors, provided that the board may delegate such administration to the Compensation Committee.

Eligibility. Under the 2008 Incentive Plan, options may be granted to employees, officers, directors or consultants, as provided in the 2008 Incentive Plan.

Terms of Options. The term of each option granted under the 2008 Incentive Plan will be contained in a stock option agreement between the optionee and us and such terms will be determined by the board of directors consistent with the provisions of the 2008 Incentive Plan, including the following:

•
Purchase Price. The purchase price of the common stock subject to each incentive stock option will not be less than the fair market value (as set forth in the 2008 Incentive Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted.

•
Vesting. The dates on which each option (or portion thereof) will be exercisable and the conditions precedent to such exercise, if any, will be fixed by the board of directors, in its discretion, at the time such option is granted. Unless otherwise provided in the grant agreement, in the event of a change of control (as set forth in the 2008 Incentive Plan), 50% of the vesting restrictions will terminate.

•
Expiration. Any option granted to an employee will become exercisable over a period of no longer than five years. No option will in any event be exercisable after five years from, and no Incentive Stock Option granted to a ten percent shareholder will become exercisable after the expiration of five years from the date of the option.

•
Transferability. No option will be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2008 Incentive Plan shall be subject to execution, attachment or other process.

•
Option Adjustments. In the event of any change in the outstanding stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger, or similar event, the board or the committee may adjust proportionally (a) the number of shares of common stock (i) reserved under the 2008 Incentive Plan, (ii) available for Incentive Stock Options and Nonstatutory Options and (iii) covered by outstanding stock awards or restricted stock purchase offers; (b) the stock prices related to outstanding grants; and (c) the appropriate fair market value and other price determinations for such grants. In the event of a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation, the board or the committee will be authorized to issue or assume stock options, whether or not in a transaction to which Section 424(a) of the Code applies, and other grants by means of substitution of new grant agreements for previously issued grants or an assumption of previously issued grants.

•
Termination, Modification and Amendment. The board may, insofar as permitted by law, from time to time, suspend or terminate the 2008 Incentive Plan or revise or amend it in any respect whatsoever, except that without the approval of the stockholders, no such revision or amendment may (i) increase the number of shares subject to the 2008 Incentive Plan, (ii) decrease the price at which grants may be granted, (iii) materially increase the benefits to participants, or (iv) change the class of persons eligible to receive grants under the 2008 Incentive Plan; provided no such action may alter or impair the rights and obligations under any option, or stock award, or restricted stock purchase offer outstanding as of the date thereof without the written consent of the participant.

Grants under the 2008 Incentive Plan

Through December 31, 2008, we have granted an aggregate of 420,184 options under the 2008 Incentive Plan, including the following grants to officers and directors:

Name and Position	Dollar Value	No. of Options

Kamal El-Tayara, Director	$58,425	12,214
Daniel Hart, Director	72,675	12,214
Lars Kroijer, Director	58,425	12,214
Wayne Walker, Director	58,425	12,214
Gavin Campion, President	273,000	54,286
Robin Smyth, Chief Financial Officer and Director	96,200	18,857

The options issued to date provide for immediate vesting of 6.25% per quarter for the period start date to issue date or January 1, 2007 to issue date, whichever is the shortest period with the balance of the options vesting in equal quarterly amounts over a four-year period.

In addition, our board of directors has approved the grant of 81,429 options to new independent directors upon their appointment to the board. The board also approved annual compensation of $25,000, payable in arrears for the preceding calendar year on February 15 of every year beginning 2009, which may be paid in either cash or stock options (priced using the “Black-Scholes-Merton” options pricing model), or a combination of both.

Employment and Management Agreements

KIT Capital Management Agreement.  During 2008, the managerial services of Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, and two non-executive personnel, were provided to us through KIT Capital, which is beneficially controlled by Mr. Isaza Tuzman.  For these services, we paid KIT Capital aggregate fees of  $641,784 for these three individuals in 2008 (which included a signing incentive payment of $68,500).

Under the Executive Management Agreement, dated as of December 18, 2007, with KIT Capital, the services of Mr. Isaza Tuzman and two non-executive personnel have been provided to us and our subsidiaries at an initial monthly rate of $50,800, with an incentive bonus equal to the greater of (i) the preceding 12 months’ base compensation or (ii) the previous month’s monthly installment of base compensation multiplied by 12 if we achieve two consecutive quarters of profitability or our total monthly revenue equals or exceeds $6.0 million.  The Executive Management Agreement commenced on January 9, 2008 and expires on January 9, 2011, unless sooner terminated or extended by mutual agreement.

Under the Executive Management Agreement, we issued to KIT Capital stock options to purchase 60,000 shares of our common stock at an exercise price of $6.11 per share, of which 20,000 options vested as of January 9, 2008, and the remainder vest in equal monthly increments over a period of three years.  We also established a “phantom” stock plan, pursuant to which we granted “phantom” shares equal to 60,000 shares of common stock vesting in equal monthly increments over a three-year period.

In addition, under the Executive Management Agreement, KIT Capital received the right to: (a) purchase up to 5,100,000 shares of series A preferred stock at a then purchase price of $0.38 per share from the holders of such shares; (b) purchase from us (i) up to $5,000,000 of our common stock at a price per share of no higher than a 15% premium to the closing price of the common stock on December 18, 2007, and (ii) up to an additional $10,000,000 of our common stock at a price not exceeding 90% of the five-day trailing weighted average trading price of the common stock at the time of purchase; and (c) include any such purchased shares of preferred stock and common stock in a registration statement filed by us with the SEC.

Notwithstanding these agreements, subsequent to the date of the Executive Management Agreement, (a) we effected the automatic conversion of all then outstanding shares of series A preferred stock into 11,429 shares of common stock, thereby preventing KIT Capital from purchasing such shares, (b) we requested KIT Capital to waive its registration rights in respect of its purchase of 1,008,572 shares of common stock and warrants to purchase a like number of shares in our May 2008 financing, and (c) at the recommendation of our financial advisor, KIT Capital waived its right to purchase an additional $10,000,000 in securities due to the potential negative effect on the market price with such a large controlling stockholder.  For facilitating these corporate actions and waiving its rights as described above, and for KIT Capital’s investment of $5,000,000 at a time when similar third-party financing transactions were unavailable and we required such funds in connection with pending acquisition transactions, we issued to KIT Capital a warrant to purchase 580,358 shares of our common stock (representing 65% warrant coverage on KIT Capital’s investment, as compared to 100% warrant coverage in the May 2008 financing transaction), for a term of five years commencing on December 31, 2008, at an exercise price of $11.90 per share, subject to the occurrence of certain events that could potentially reduce the exercise price to $5.60 per share.

The Management Agreement provides that upon termination of that agreement or after the expiration date for any reason, except cause (as defined in the Management Agreement), we are required to pay KIT Capital, in addition to any other payments due, a cash severance payment equal to the greater of (i) the total amount paid to KIT Capital during the preceding 12 months, including base compensation and all bonuses, or (ii) the previous month’s monthly installment of base compensation multiplied by 12.

Gavin Campion Employment Agreement.  On March 16, 2008, we entered into an employment agreement with Gavin Campion to serve as our President.  Pursuant to the terms of his agreement, Mr. Campion will serve as our President for an indefinite term, unless terminated by either party upon no less than 30 days written notice. If the agreement is terminated by Mr. Campion (or by us for the reasons specified below) prior to two years of consecutive service (April 1, 2010), Mr. Campion will be required to reimburse us for all expenses related to his employment.  Mr. Campion’s initial base compensation under the agreement is fixed at $200,000, payable in UAE dirham equivalent (inclusive of his transportation and housing allowance), plus corporate performance incentive compensation and a success fee relating to the Sputnik and Reality Group acquisitions.  Mr. Campion also received stock options to purchase 34,286 shares of our common stock upon entering into the agreement.  We are entitled to terminate Mr. Campion without advance notice and without the payment of any benefits upon the occurrence of certain events, including: (a) a violation of Article 120 of the UAE Labor Law (b) a breach of his non-competition agreement, (c) after Mr. Campion receives written notice of conduct which is in violation of our policies, standards and regulations as established from time to time, a refusal by Mr. Campion to comply with such policies, standards and regulations, (d) Mr. Campion engages in fraud, dishonesty or any other act of material misconduct in the performance of his duties on our behalf, or (e) Mr. Campion violates any material provision of his employment agreement which is not cured under any applicable cure period allowable under the agreement.

Robin Smyth Agreement.  On March 30, 2008, we entered into a Separation and Re-Employment Agreement with Robin Smyth (the “Smyth Agreement”). Pursuant to the terms of the Smyth Agreement, Mr. Smyth was retained as Chief Financial Officer on an “at-will” basis at a base salary of $180,000. In addition, Mr. Smyth will receive a discretionary bonus and no less than 11,429 stock options. In addition, Mr. Smyth received two tranches of warrants, the first tranche provides for the purchase of up to 47,143 shares of our common stock and the second tranche provides for the right to purchase up to 34,286 shares of our common stock, both at an exercise price equal to the three-day trailing weighted average closing price per share as of March 30, 2008 of $4.655. Both warrants contain vesting provisions. The Smyth Agreement also provides for the termination of the employment agreement between Mr. Smyth and us, dated as of November 1, 2004, and the payment of $475,000 in satisfaction of the Company’s obligations under the November 1, 2004 employment agreement, payable in three payments of $275,000, $100,000 and $100,000. The first, second and third cash payments (the first being a non-contingent, guaranteed obligation of ours and the latter two being contingent only upon Mr. Smyth not being dismissed for cause, within the meaning of that term in the November 1, 2004 employment agreement, or having resigned from the Company prior to the second or third cash payment being made).  Mr. Smyth agreed to resign as our Chief Financial Officer effective April 27, 2009.

Jonathan Hirst Employment Agreement.  Effective March 9, 2009, Jonathan Hirst entered into an employment agreement with us to begin employment on March 23, 2009, and to serve as our Chief Financial Officer beginning on April 27, 2009.  Pursuant to the employment agreement, Mr. Hirst will devote all of his professional time and attention to our business, will report to Gavin Campion, our President, and will be based in our Dubai office.

The employment agreement provides that Mr. Hirst will receive a fixed salary at an annual rate of $200,000, inclusive of a transportation and housing allowance.  Mr. Hirst will also be entitled to receive an annual performance incentive bonus of up to 50% of his total compensation based on the success of our financial results as provided in our executive bonus plan.  We have also agreed to issue Mr. Hirst stock options to purchase 11,429 shares of common stock (post-split) at an exercise price equal to the market price on his first date of employment in accordance with the 2008 Incentive Plan.

The employment agreement provides for termination of employment by us or Mr. Hirst at any time on not less than 30 days written notice, or by us immediately upon an act of fraud, dishonesty or misconduct by Mr. Hirst or a material breach by him of his obligations to us.  In the event Mr. Hirst’s contract is terminated by us without cause he will be entitled to compensation for three months.  The employment agreement also contains covenants (a) restricting him from engaging in any activities competitive with our business during the term of his employment agreement and for a period of three months thereafter, (b) prohibiting him from disclosure of our confidential information at any time, and (c) confirming that all intellectual property developed by him and relating to our business constitutes our sole and exclusive property.  The employment agreement is governed by the laws of the United Arab Emirates.

Compensation Committee Interlock and Insider Participation

As of December 31, 2008, the Compensation Committee was composed of Lars Kroijer and Daniel Hart. There are no relationships or transactions involving members of the Compensation Committee during the year ended December 31, 2008 required to be reported pursuant to Item 402(j) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2008, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2008, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2008, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the common stock as of April 10, 2009.  The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of the common stock; each of our directors; each of our executive officers; and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.  Unless otherwise indicated, the address of the beneficial owner is c/o KIT digital, Inc., 168 Fifth Avenue, Suite 301, New York, New York 10010.

Name and Address of Beneficial Owner	Shares of Common Stock (Including Shares Underlying Other Securities) Beneficially Owned (1)		Percentage of Shares of Common Stock (Including Shares Underlying Other Securities) Beneficially Owned (1)
KIT Media Limited Mill Mall, Suite 6 Wickhams Cay 1 P.O. Box 3085 Road Town, Tortola British Virgin Islands	3,490,360	(2)	56.52%

KIT Capital, Ltd. P.O. Box 112888 Dubai, United Arab Emirates	60,219	(3)	1.30%

Kaleil Isaza Tuzman, sum of above	3,550,579	(2)(3)	57.82%

Gavin Campion	29,546	(4)	*

Robin Smyth	76,388	(5)	1.64%

Wayne Walker	15,759	(6)	*

Kamal El-Tayara	20,619	(7)	*

Lars Kroijer	15,348	(8)	*

Daniel Hart	16,760	(9)	*

Steven G. Felsher	15,348	(10)	*

Paul Tudor Jones, II
c/o Tudor Investment Corp.
1275 King street
Greenwich, CT 06831	161,323	(11)	3.49%

Wellington Trust Company, NA
75 State Street
Boston, MA 02169	167,703	(12)	3.61%

Wellington Management Company, LLP
75 State Street
Boston, MA 02169	493,440	(13)	9.22%

Castlerigg Master Investments Ltd.
40 W. 57th Street, 26th Floor
New York, NY 10019	577,142	(14)	11.84%

All directors and executive officers as a group (8 persons)	3,693,204		60.92%

_____________
*Less than 1% of outstanding shares of common stock.

(1)
Applicable percentage ownership is based on 4,586,700 shares of common stock outstanding as of April 10, 2009. For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days.  For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days are deemed to be outstanding and beneficially owned by such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Represents (a) 1,901,430 shares of common stock, (b) 1,008,572 warrants acquired in our May 2008 financing and (c) warrants to purchase 580,358 shares of common stock acquired upon exercise of the right vested in that certain Executive Management Agreement, dated as of December 18, 2007.  Kaleil Isaza Tuzman, our Chief Executive Officer, holds a controlling interest in KIT Media and holds the voting and dispositive power of the shares directly held by KIT Media, Ltd.  For purposes of voting, on an actual basis, KIT Media Limited owns 41.46% of our outstanding shares. For purposes of voting, on an actual basis, Mr. Isaza Tuzman owns 41.85% of our outstanding shares.

(3)
Represents (a) 17,858 shares of common stock and (b) shares underlying 60,000 stock options granted to KIT Capital pursuant to that certain Executive Management Agreement, dated as of December 18, 2007. 20,000 of the options vested on January 8, 2008. The remainder of the options vest and become exercisable at the rate of 1/36th per month commencing on February 9, 2008, of which 17,778 options vest within the next 60 days, with an exercise price of $6.11 per share and an expiration date of June 21, 2013 and (c) 20,000 shares of common stock issuable upon the exercise of stock options, of which 4,583 vest within the next 60 days, with an exercise price of $9.80 share and an expiration date of June 21, 2013.  Kaleil Isaza Tuzman, our Chief Executive Officer, holds a controlling interest in KIT Capital and holds the voting and dispositive power of the shares directly held by KIT Capital.  For purposes of voting, on an actual basis, KIT Capital owns 0.39% of our outstanding shares.  For purposes of voting, on an actual basis, Mr. Isaza Tuzman owns 41.85% of our outstanding shares.

(4)
Represents (a) 9,188 shares of common stock, (b) 34,286 shares of common stock issuable upon the exercise of stock options, of which 16,608 vest within the next 60 days, with an exercise price of $2.80 per share and an expiration date of March 16, 2013, and (c) 20,000 shares of common stock issuable upon the exercise of stock options, of which 3,750 vest within the next 60 days, with an exercise price of $9.80 per share and an expiration date of June 21, 2013.  For purposes of voting, on an actual basis, Mr. Campion owns 0.20% of our outstanding shares.

(5)
Represents (a) 2,858 shares of common stock owned directly by Mr. Smyth, (b) 11,715 shares of common stock issuable upon the exercise of stock options, of which 11,715 vest within the next 60 days, with an exercise price of $2.80 per share and an expiration date of March 16, 2013, (c) 81,429 shares of common stock issuable upon exercise of warrants, of which 60,476 vest within the next 60 days, and are exercisable at an exercise price of $4.66 per share and have an expiration date of March 30, 2012, and (d) 7,143 shares of common stock issuable upon the exercise of stock options, of which 1,339 vest within the next 60 days, with an exercise price of $9.80 per share and an expiration date of June 21, 2013.  For purposes of voting, on an actual basis, Mr. Smyth owns 0.06% of our outstanding shares.

(6)
Represents (a) 1,118 shares of common stock, (b) 8,143 shares of common stock issuable upon the exercise of stock options, of which 2,394 vest within the next 60 days, with an exercise price of $2.80 per share and an expiration date of March 16, 2013, (c) 4,072 shares of common stock issuable upon the exercise of stock options, of which 763 vest within the next 60 days, with an exercise price of $9.80 per share and an expiration date of June 21, 2013, and (d) 11,484 shares of common stock issuable upon the exercise of stock options, of which 11,484 vest within the next 60 days, with an exercise price of $7.00 per share and an expiration date of March 6, 2014 For purposes of voting, on an actual basis, Mr. Walker owns 0.02% of our outstanding shares.

(7)
Represents (a) 2,858 shares of common stock owned directly by Mr. El-Tayara, (b) 8,143 shares of common stock issuable upon the exercise of stock options, of which 2,394 vest within the next 60 days, with an exercise price of $2.80 per share and an expiration date of March 16, 2013, (c) 4,072 shares of common stock issuable upon the exercise of stock options, of which 763 vest within the next 60 days, with an exercise price of $9.80 per share and an expiration date of June 21, 2013, and (d) 14,604 shares of common stock issuable upon the exercise of stock options, of which 14,604 vest within the next 60 days, with an exercise price of $7.00 per share and an expiration date of March 6, 2014.  For purposes of voting, on an actual basis, Mr. El-Tayara owns 0.06% of our outstanding shares.

(8)
Represents (a) 1,144 shares of common stock, (b) 8,143 shares of common stock issuable upon the exercise of stock options, of which 2,394 vest within the next 60 days, with an exercise price of $2.80 per share and an expiration date of March 16, 2013, (c) 4,072 shares of common stock issuable upon the exercise of stock options, of which 763 vest within the next 60 days, with an exercise price of $9.80 per share and an expiration date of June 21, 2013, and (d) 11,047 shares of common stock issuable upon the exercise of stock options, of which 11,047 vest within the next 60 days, with an exercise price of $7.00 per share and an expiration date of March 6, 2014 For purposes of voting, on an actual basis, Mr. Kroijer owns 0.02% of our outstanding shares.

(9)
Represents(a) 8,143 shares of common stock issuable upon the exercise of stock options, of which 2,036 will be vested within the next 60 days with an exercise price of $4.55 per share and an expiration date of March 30, 2013, (b) 4,072 shares of common stock issuable upon the exercise of stock options, of which 763 vest within the next 60 days, with an exercise price of $9.80 per share and an expiration date of June 21, 2013, and (c) 13,961 shares of common stock issuable upon the exercise of stock options, of which 13,961 vest within the next 60 days, with an exercise price of $7.00 per share and an expiration date of March 6, 2014 For purposes of voting, on an actual basis, Mr. Hart owns no outstanding shares.

(10)
Represents(a) 10,286 shares of common stock issuable upon the exercise of stock options, of which 1,929 will be vested within the next 60 days with an exercise price of $7.00 per share and an expiration date of February 15, 2014, and (b) 13,419 shares of common stock issuable upon the exercise of stock options, of which 13,419 vest within the next 60 days, with an exercise price of $7.00 per share and an expiration date of March 6, 2014.  For purposes of voting, on an actual basis, Mr. Felsher owns no outstanding shares.

(11)
As reported in a Schedule 13G filed with the SEC on February 9, 2009, The Tudor BVI Global Portfolio Ltd. directly owns 25,990 shares of common stock and 7,797 warrants to purchase common stock. The Raptor Global Portfolio Ltd. directly owns 97,902 shares of common stock and 29,371 warrants. The Altar Rock Fund L.P. directly owns 202 shares of common stock and 61 warrants. Tudor Investment Corporation provides investment advisory services to BVI Global Portfolio Ltd. and may be deemed to beneficially own the securities held by The Tudor BVI Global Portfolio, Ltd. Tudor Investment Corporation disclaims beneficial ownership of the securities held by BVI Global Portfolio, Ltd. In addition, Paul Tudor Jones II, as the controlling stockholder of Tudor Investment Corporation, may be deemed to be the beneficial owner of the shares held by The Tudor BVI Global Portfolio, Ltd. Tudor Investment Corporation and Mr. Jones disclaim beneficial ownership of the securities held by The BVI Global Portfolio Ltd. For purposes of voting, on an actual basis, Mr. Jones and affiliated entities own 2.71% of our outstanding shares.

(12)
As reported in a Schedule 13G filed with the SEC on February 17, 2009. Represents 102,694 shares of common stock and 65,009 warrants. For purposes of voting, on an actual basis, Wellington Trust Company, NA owns 2.24% of our outstanding shares.

(13)
As reported in a Schedule 13G filed with the SEC on February 17, 2009. Represents 261,591 shares of common stock and 177,849 warrants which are owned by clients of Wellington Management. Except for Wellington Trust Company, NA, none of these clients owns more than 5% of our outstanding shares of common stock. For purposes of voting, on an actual basis, Wellington Management Company, LLP owns 5.70% of our outstanding shares.

(14)
Represents 288,571 shares of common stock and 288,571 warrants for Castlerigg Master Investments Ltd. For purposes of voting, on an actual basis, Castlerigg Master Investments Ltd. owns 6.29% of our outstanding shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the Executive Management Agreement described under “Executive Compensation - Employment and Management Agreements; KIT Capital Management Agreement” above (which is incorporated herein by reference in its entirety), there are no relationships or transactions requiring disclosure between us and our related persons, promoters or control persons.

Kamal El-Tayara, Steven G. Felsher, Daniel Hart, Lars Kroijer and Wayne Walker are independent members of our board of directors, under Nasdaq’s independence standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed or to be billed to us by MSPC, Certified Public Accountants and Advisors, a Professional Corporation for the years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees	$149,567	$109,961
Audit-Related Fees	17,324	13,629
Tax Fees	0	1,200
All Other Fees	0	0

All services performed by MSPC were pre-approved by the Audit Committee in accordance with its pre-approval policy adopted in 2007.  The policy describes the audit, audit-related, tax and other services permitted to be performed by the independent auditors, subject to the Audit Committee's prior approval of the services and fees.  On an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be provided by the independent auditors without obtaining specific pre-approval from the Audit Committee.  If a type of service to be provided has not received pre-approval during this annual process, it will require specific pre-approval by the Audit Committee.  Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require separate pre-approval by the committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2):  The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.

(a)(3) Exhibits:

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of December 2, 2003 by and among Virilitec Industries, Inc., ROO Media Corporation, VRLT Acquisition Corp., and Jacob Roth and Bella Roth (Incorporated by reference to Form 8-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 18, 2003).

2.2	Stock Purchase Agreement dated as of March 11, 2004 by and among the Company and the shareholders of Reality Group Pty Ltd (Incorporated by reference to Form 8-K, filed with the SEC on May 17, 2004).

2.3
Asset Purchase Agreement dated as of May 26, 2004 by and among the Company, Undercover Holdings Pty Ltd. and Undercover Media Pty Ltd. (Incorporated by reference to Form 8-K, filed with the SEC on June 16, 2004).

2.4
Stock Purchase Agreement dated as of September 10, 2004 by and among the Company and Avenue Group, Inc. in connection with the purchase of common stock of Bickhams Media, Inc. (Incorporated by reference to Form 8-K, filed with the SEC on September 22, 2004).

2.5
Stock Purchase Agreement dated as of November 1, 2004 by and between Bickhams Media, Inc., ROO Group, Inc., and Daniel and Vardit Aharonoff (Incorporated by reference to Form 8-K/A, filed with the SEC on November 5, 2004).

2.6
Amendment No. 1 dated October 28, 2005 to Stock Purchase Agreement among ROO Group, Inc. and the shareholders of Reality Group Pty Ltd. (Incorporated by reference to Form 8-K/A, filed with the SEC on November 2, 2005).

2.7	Share Purchase Agreement dated October 28, 2005 by and among ROO Broadcasting Limited and the Sellers thereto (Incorporated by reference to Form 8-K/A, filed with the SEC on November 2, 2005).

2.8	Share Purchase Agreement, dated April 30, 2008, between ROO Group, Inc. and shareholders of Sputnik Agency Pty Ltd. (Incorporated by reference to Form 8-K filed with the SEC on May 23, 2008).

2.9
Share Purchase Agreement for the Acquisition of Shares of Kamera Content AB, dated May 19, 2008, between KIT digital, Inc. and the Majority Shareholders of Kamera Content AB (Incorporated by reference to Form 8-K filed with the SEC on May 23, 2008).

2.10
Share Purchase Agreement for the Acquisition of all Issued Shares of Visual Connection, a.s., dated October 5, 2008, between KIT digital, Inc. and KIT digital FZ-LLC (on the one hand), and Tomas Petru and Jakub Vanek (on the other hand) (Incorporated by reference to Form 8-K, filed with the SEC on October 9, 2008).

3.1	Certificate of Incorporation of Virilitec Industries, Inc. (Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the SEC on March 29, 1999).

3.2
Certificate of Amendment of Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on October 31, 2003 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the SEC on November 18, 2004).

3.3
Certificate of Amendment to the Amended Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on February 18, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the SEC on November 18, 2004).

3.4
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005 (Incorporated by reference to Form 8-K filed with the SEC on March 14, 2005).

3.5
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005 (Incorporated by reference to Form 8-K filed with the SEC on March 14, 2005).

3.6
Amendment to the Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on September 30, 2005 (Incorporated by reference to Form 8-K filed with the SEC on October 4, 2005).

3.7	Certificate of Amendment to Amended Certificate of Incorporation, effective as of October 3, 2005 (Incorporated by reference to Form 8-K filed with the SEC on October 4, 2005).

3.8	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on May 19, 2008 (Incorporated by reference to Form 8-K filed with the SEC on June 2, 2008).

3.9
Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware effective March 9, 2009 (Incorporated by reference to Form 8-K filed with the SEC on March 16, 2009).

3.10	Bylaws (Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the SEC on March 29, 1999).

4.1	Stock Purchase Warrant issued to AJW Offshore, Ltd., dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the SEC on September 16, 2004).

4.2	Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the SEC on September 16, 2004).

4.3	Stock Purchase Warrant issued to AJW Partners, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the SEC on September 16, 2004).

4.4	Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated September 10, 2004 (Incorporated by reference to Form 8-K, filed with the SEC on September 16, 2004).

4.5	Stock Purchase Warrant issued to AJW Offshore, Ltd., dated November 23, 2004 (Incorporated by reference to Form 8-K, filed with the SEC on November 30, 2004).

4.6	Form of Warrant, dated May 8, 2008, issued by ROO Group, Inc. to investors in the May 2008 Financing (Incorporated by reference to Form 8-K filed with the SEC on May 8, 2008).

10.1	Employment Agreement with Robert Petty dated April 1, 2004 (Incorporated by reference to Form 10-QSB, filed with the SEC on August 16, 2004).

10.2	Employment Agreement with Robin Smyth dated April 1, 2004 (Incorporated by reference to Form 10-QSB, filed with the SEC on August 16, 2004).

10.3	Employment Agreement with Robert Petty dated November 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the SEC on November 18, 2004).

10.4	Employment Agreement with Robin Smyth dated November 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the SEC on November 18, 2004).

10.5	Sublease dated April 1, 2005 (Incorporated by reference to Form 8-K filed with the SEC on June 13, 2005).

10.6	AT&T Intelligent Content Distribution Service Agreement dated August 16, 2001 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the SEC on November 18, 2004).

10.7	Network Services Agreement with Speedera Networks, Inc. dated June 1, 2004 (Incorporated by reference to Form SB-2 (File No. 333-120605), filed with the SEC on November 18, 2004).

10.8
Securities Purchase Agreement, dated September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the SEC on September 16, 2004).

10.9
Letter agreement dated May 12, 2005 between the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K filed with the SEC on May 12, 2005).

10.10	Note Purchase Agreement made as of May 18, 2005 by and between ROO Group, Inc. and Robert Petty (Incorporated by reference to Form 8-K filed with the SEC on May 24, 2005).

10.11
Registration Rights Agreement made as of May 18, 2005 by and among Robert Petty, ROO Group, Inc. and the purchasers listed on Schedule I thereto (Incorporated by reference to Form 8-K filed with the SEC on May 24, 2005).

10.12
Securities Purchase Agreement, dated July 18, 2005, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the SEC on July 22, 2005).

10.13
Registration Rights Agreement, dated as of July 18, 2005, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K, filed with the SEC on July 23, 2005).

10.14
Omnibus Consent and Waiver dated August 18, 2005 between ROO Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (Incorporated by reference to Form 8-K filed with the SEC on August 24, 2005).

10.15
Common Stock Purchase Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to Form 8-K filed with the SEC on August 25, 2005).

10.16	Registration Rights Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto (Incorporated by reference to Form 8-K filed with the SEC on August 25, 2005).

10.17	Escrow Agreement dated August 19, 2005 among ROO Group, Inc., the purchasers signatory thereto and the escrow agent (Incorporated by reference to Form 8-K filed with the SEC on August 25, 2005).

10.18
Common Stock Purchase Agreement dated October 20, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to Form 8-K filed with the SEC on October 26, 2005).

10.19
Registration Rights Agreement dated October 20, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto (Incorporated by reference to Form 8-K filed with the SEC on October 26, 2005).

10.20	Escrow Agreement dated October 20, 2005 among ROO Group, Inc., the purchasers signatory thereto and the escrow agent (Incorporated by reference to Form 8-K filed with the SEC on October 26, 2005).

10.21
Common Stock Purchase Agreement dated December 28, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to Form 8-K filed with the SEC on December 30, 2005).

10.22	Escrow Agreement dated December 28, 2005 among ROO Group, Inc., the purchasers signatory thereto and the escrow agent (Incorporated by reference to Form 8-K filed with the SEC on December 30, 2005).

10.23
Registration Rights Agreement dated December 28, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto (Incorporated by reference to Form 8-K filed with the SEC on December 30, 2005).

10.24	Securities Purchase Agreement dated August 18, 2006 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto (Incorporated by reference to Form 8-K filed with the SEC on August 24, 2006).

10.25	Escrow Agreement dated August 18, 2006 among ROO Group, Inc., the purchasers signatory thereto and the escrow agent (Incorporated by reference to Form 8-K filed with the SEC on August 24, 2006).

10.26
Securities Purchase Agreement dated November 14, 2006 among ROO Group, Inc. and the Purchasers listed on Exhibit A thereto (Incorporated by reference to Form 8-K filed with the SEC on November 20, 2006).

10.27	Escrow Agreement dated November 14, 2006 among ROO Group, Inc., the purchasers signatory thereto (Incorporated by reference to Form 8-K filed with the SEC on November 20, 2006).

10.28	Securities Purchase Agreement dated May 4, 2007 among ROO Group, Inc., the purchasers signatory thereto (Incorporated by reference to Form 8-K filed with the SEC on May 10, 2007).

10.29	Escrow Agreement dated May 4, 2007 among ROO Group, Inc., the purchasers signatory (Incorporated by reference to Form 8-K filed with the SEC on May 10, 2007).

10.30
Asset Purchase Agreement dated July 12, 2007 by and among ROO HD, Inc., Wurld Media, Inc., Gregory Kerber, and Kirk Feathers (Incorporated by reference to Form 8-K filed with the SEC on July 18, 2007).

10.31	Agreement dated January 25, 2007 by and among ROO Group, Inc. and News Corporation (Incorporated by reference to Form 8-K/A filed with the SEC on July 26, 2007).

10.32	Executive Management Agreement, dated as of December 18, 2007, between KIT Capital Limited and ROO Group, Inc. (Incorporated by reference to Form 8-K filed with the SEC on December 26, 2007).

10.33	Offer of Employment, dated March 16, 2008, between ROO Group, Inc. and Gavin Campion (Incorporated by reference to Form 8-K filed with the SEC on March 21, 2008).

10.34	ROO Group, Inc. 2008 Incentive Stock Plan (Incorporated by reference to Form 10-K filed with the SEC on April 1, 2008).

10.35	Separation Agreement and Release, dated March 30, 2008, between ROO Group, Inc. and Robert Petty (Incorporated by reference to Form 10-K filed with the SEC on April 1, 2008).

10.36	Separation and Re-Employment Agreement, dated March 30, 2008 between ROO Group, Inc. and Robin Smyth (Incorporated by reference to Form 10-K filed with the SEC on April 1, 2008).

10.37
Securities Purchase Agreement, dated as of May 8, 2008, among ROO Group, Inc. d/k/a KIT digital and each of the purchasers listed on Exhibit A attached thereto (Incorporated by reference to Form 8-K filed with the SEC on May 8, 2008).

10.38
Escrow Agreement, dated as of May 8, 2008, among ROO Group, Inc. d/b/a KIT digital, the purchasers signatory thereto and the escrow agent (Incorporated by reference to Form 8-K filed with the SEC on May 8, 2008).

10.39	Employment Agreement, dated as of March 6, 2009, between KIT digital, Inc. and Jonathan Hirst (Incorporated by reference to Form 8-K filed with the SEC on March 16, 2009).

21.1	Subsidiaries of KIT digital, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIT digital, Inc.

Date: April 15, 2009	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ Robin Smyth
Robin Smyth Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Kaleil Isaza Tuzman Kaleil Isaza Tuzman	Chairman and Chief Executive Officer (principal executive officer)	April 15, 2009
/s/ Gavin Campion Gavin Campion	President and Director	April 15, 2009
/s/ Robin Smyth Robin Smyth	Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)	April 15, 2009
/s/ Kamal El-Tayara Kamal El-Tayara	Director	April 15, 2009
/s/ Steven G. Felsher Steven G. Felsher	Director	April 15, 2009
/s/ Daniel Hart Daniel Hart	Director	April 15, 2009
/s/ Lars Kroijer Lars Kroijer	Director	April 15, 2009
/s/ Wayne Walker Wayne Walker	Director	April 15, 2009

KIT digital, Inc. and Subsidiaries

FORM 10-K

ITEMS 8 and 15(a) (1) and (2)

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of KIT digital, Inc. and its subsidiaries required to be included in Items 8 and 15(a)(1) are listed below:

The financial statement schedules of  KIT digital, Inc. and its subsidiaries to be included in Item 15(a)(2) are omitted because the conditions requiring their filing do no exist or because the required information is given in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KIT digital, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of KIT digital, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KIT digital, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MSPC

MSPC
Certified Public Accountants and Advisors,
New York, New York	A Professional Corporation
April 8, 2009

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
	Year ended December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$5,878	$10,189
Accounts receivable, net	8,331	3,057
Inventory, net	2,130	-
Restricted cash	-	100
Other current assets	1,539	1,288
Total current assets	17,878	14,634

Property and equipment, net	2,928	1,307
Deferred tax assets	64	263
Software, net	2,265	505
Customer list, net	2,988	253
Domain names, net	19	30
Goodwill	15,167	1,123
Total assets	$41,309	$18,115

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$1,456	$190
Capital lease and other obligations	395	-
Secured notes payable	966	-
Senior secured notes payable, net of debt discount of $550	950	-
Accounts payable	5,775	3,121
Accrued expenses	2,240	1,616
Income tax payable	160	139
Acquisition liability - Kamera	3,000	-
Acquisition liability - Visual	2,218	-
Other current liabilities	3,818	1,478
Total current liabilities	20,978	6,544

Capital lease and other obligations, net of current	949	292
Secured notes payable, net of current	236	-
Acquisition liability - Visual, net of current	1,075	-
Total liabilities	23,238	6,836

Minority interest	(237)	(76)

Stockholders' Equity:
Series A preferred shares, $0.0001 par value: authorized 10,000,000 shares; issued and outstanding 10,000,000	-	1
Common stock, $0.0001 par value: authorized 30,000,000 shares; issued and outstanding 4,183,280 and 1,112,459, respectively	-	-
Additional paid-in capital	101,057	74,824
Accumulated deficit	(82,499)	(63,524)
Accumulated other comprehensive (loss) income	(250)	54
Total stockholders' equity	18,308	11,355
Total liabilities and stockholders' equity	$41,309	$18,115

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in Thousands, Except Share and Per Share Data)

	Year ended December 31,
	2008	2007
Revenue	$23,401	$13,929

Variable and direct third party costs:
Cost of goods and services	2,845	-
Hosting, delivery and reporting	2,024	2,341
Content costs	2,419	1,304
Direct third party creative production costs	3,109	3,242
Total variable and direct third party costs	10,397	6,887

Gross profit	13,004	7,042

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $4,869 and $4,748, respectively)	20,366	28,587
Legal, accounting, audit and other professional service fees	1,227	1,807
Office, marketing and other corporate costs	3,511	3,988
Merger and acquisition and investor relations expenses	427	-
Depreciation and amortization	1,771	2,236
Restructuring charges	3,068	-
Other non-recurring charges	1,111	-
Settlement of MyVideoDaily agreement	-	500
Impairment of property and equipment	229	788
Impairment of intangible assets	-	3,124
Impairment of goodwill	-	250
Total general and administrative expenses	31,710	41,280

Loss from operations	(18,706)	(34,238)

Interest income	164	725
Interest expense	(228)	(70)
Amortization of deferred financing costs and debt discount	(110)	-
Other income (expense)	31	(51)
Registration rights liquidated damages	(117)	(792)

Net loss before income taxes	(18,966)	(34,426)
Income tax expense	(116)	(125)

Net loss before minority interest	(19,082)	(34,551)
Minority interest	107	(13)

Net loss available to common shareholders	$(18,975)	$(34,564)

Basic and diluted net loss per common share	$(7.55)	$(34.69)
Basic and diluted weighted average common shares outstanding	2,512,415	996,267

Comprehensive loss:
Net loss	$(18,975)	$(34,564)
Foreign currency translation	(304)	46
Comprehensive loss	$(19,279)	$(34,518)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)
	Series A Preferred Shares	Series A Preferred Shares Par Value	Common Stock	Common Stock Par Value
Balance - January 1, 2007	10,000,000	$1	744,995	$—

Issuance of stock in private placements	—	—	285,714	—
Stock-based compensation	—	—	—	—
Issuance of stock for News Corp.	—	—	57,143	—
Issuance of stock for MyVideoDaily acquisition	—	—	2,639	—
Return and cancellation of stock for MyVideoDaily acquisition	—	—	(2,639)	—
Issuance of stock upon conversion of warrants	—	—	286	—
Issuance of stock upon cashless conversion of warrants	—	—	5,592	—
Issuance of stock into escrow related to Wurld Media	—	—	18,729	—
Foreign currency translation adjustment	—	—	—	—
Net loss	—	—	—	—

Balance - December 31, 2007	10,000,000	$1	1,112,459	$—

Issue of stock in private placement	—	—	2,142,857	—
Issue of stock in placement to KIT Media	—	—	892,857	—
Conversion of preferred stock to common stock	(10,000,000)	(1)	11,429	—
Issue of warrants for private placement	—	—	—	—
Issue of stock for exercise of stock options	—	—	7,821	—
Issue of stock in Asset Acquisition	—	—	13,714	—
Issue of warrants with short term debt	—	—	—	—
Issue of stock for services	—	—	2,143	—
Stock-based compensation	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net loss	—	—	—	—

Balance - December 31, 2008	—	$—	4,183,280	$—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)

	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance - January 1, 2007	$44,741	$(28,960)	$8	$15,790
Issuance of stock in private placements	23,875	—	—	23,875
Stock-based compensation	4,748	—	—	4,748
Issuance of stock for News Corp	340	—	—	340
Issuance of stock for MyVideoDaily acquisition	250	—	—	250
Return and cancellation of stock for MyVideoDaily acquisition	(250)	—	—	(250)
Issuance of stock upon conversion of warrants	12	—	—	12
Issuance of stock upon cashless conversion of warrants	—	—	—	—
Issuance of stock into escrow related to Wurld Media	1,108	—	—	1,108
Foreign currency translation adjustment	—	—	46	46
Net loss	—	(34,564)	—	(34,564)

Balance - December 31, 2007	$74,824	$(63,524)	$54	$11,355

Issue of stock in private placement	14,680	—	—	14,680
Issue of stock in placement to KIT Media	5,000			5,000
Conversion of preferred stock to common stock	1	—	—	—
Issue of warrants for private placement	1,038	—	—	1,038
Issue of stock for exercise of stock options	22	—	—	22
Issue of stock in Asset Acquisition	106	—	—	106
Issue of warrants with short term debt	642	—	—	642
Issue of stock for services	11	—	—	11
Stock-based compensation	4,733	—	—	4,733
Foreign currency translation adjustment	—	—	(304)	(304)
Net loss	—	(18,975)	—	(18,975)

Balance - December 31, 2008	$101,057	$(82,499)	$(250)	$18,308

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2008	2007
Operating Activities:
Net loss	$(18,975)	$(34,564)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	143	120
Depreciation	729	902
Amortization of intangible assets	1,042	1,334
Amortization of deferred financing costs	18
Amortization of debt discount	92
Impairment of property and equipment	229	788
Impairment of goodwill and intangible assets	—	3,374
Non-cash stock-based compensation	4,733	4,748
Issuance of warrants for settlement of separation agreements	1,038	—
Non-cash stock for services	11	—
Non-cash issuance of shares for News Corporation agreement	—	340
Minority interest in subsidiaries	(107)	13

Changes in assets and liabilities:
Accounts receivable	(2,133)	231
Inventories	(738)	—
Other assets	585	(137)
Accounts payable	(512)	1,348
Accrued expenses	310	613
Income tax payable	171	(34)
Other liabilities	548	139

Total adjustments	6,159	13,779

Net Cash Used By Operating Activities - Forward	(12,816)	(20,785)

Investing Activities:
Investment in restricted cash	100	(100)
Cash paid in acquisition of Visual	(1,311)	—
Cash received in acquisition of Visual	110	—
Cash paid in acquisition of Kamera	(4,634)	—
Cash received in acquisition of Kamera	271	—
Cash paid for completion of acquisition of Sputnik	(4,656)	—
Cash paid in acquisition of Morpheum	(790)	—
Cash received in acquisition of Morpheum	141	—
Cash paid for assets acquired from Juzou	(19)	—
Cash paid in MyVideoDaily acquisition	—	(250)
Cash paid for assets acquired from Wurld Media	—	(3,174)
Proceeds from sale of equipment	33	—
Capitalization of content	—	(89)
Purchase of equipment	(960)	(729)

Net Cash Used By Investing Activities - Forward	$(11,715)	$(4,342)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2008	2007
Net Cash Used By Operating Activities - Forwarded	$(12,816)	$(20,785)

Net Cash Used By Investing Activities - Forwarded	(11,715)	(4,342)

Financing Activities:
Proceeds from private placements, net	14,680	23,875
Proceeds from private placement to KIT Media	5,000	—
Bank overdraft and other obligations	(89)	(372)
Proceeds from exercise of stock options	22	—
Proceeds from issuance of Secured Notes	(322)	—
Proceeds from issuance of Senior Secured Note	1,500	—
Proceeds from exercise of warrants	—	12
Payments on capital leases	(259)	(170)

Net Cash Provided By Financing Activities	20,352	23,345

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(312)	34
Net Decrease in Cash and Cash Equivalents	(4,311)	(1,748)
Cash and Cash Equivalents - Beginning of Year	10,189	11,937
Cash and Cash Equivalents - End of Year	$5,878	$10,189

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Income taxes	$—	$—
Interest	$251	$50

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the years ended December 31, 2007 and 2008, the Company acquired equipment under capital lease obligations of $184 and $0, respectively.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(1) Basis of Presentation

KIT digital, Inc. ("we," "us," "our," the "Company" or "KIT digital"), through our operating subsidiaries, provide enterprise clients and end-to-end technology platform for managing IP-based video assets for consumption across the computer internet browser, mobile device and television set via IPTV. We offer creative interface design, branding, strategic planning and technical integration professional services to complement our platform. Our business is divided into two segments: Digital Media Solutions and Agency Services. Digital Media Solutions includes the delivery of solutions that include software, hardware, services and components. Digital Media Solutions also provide services including content delivery, online and mobile property development and management, and advertising-based monetization. Agency Services include direct marketing, incentive programs, internal communications, customer relationship management, sales promotion, creative production, sponsorships, online marketing, media planning, media buying and packaging.

(2) Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of KIT digital, Inc., its wholly-owned subsidiary KIT Media Corporation, (“KIT Media Corp”) its wholly-owned subsidiary Bickhams Media, Inc. (“Bickhams”), its 51% subsidiary Reality Group Pty. Ltd (“Reality Group”), its wholly-owned subsidiary Kamera Content AB (“Kamera”) (included as of the acquisition date of May 19, 2008), its wholly-owned subsidiary KIT digital FZ LLC and its wholly-owned subsidiary KIT HD, Inc. Included in the consolidation with KIT Media Corp are KIT Media Corp’s wholly-owned subsidiary KIT digital Pty. Ltd. (formerly ROO Media (Australia) Pty Ltd.) and KIT digital Pty Ltd.’s wholly-owned subsidiary Undercover Media Pty. Ltd., its wholly-owned subsidiary KIT digital Limited (formerly ROO Media Europe Limited), its wholly-owned subsidiary KIT Broadcasting Limited (fomerly ROO Broadcasting Limited), its wholly-owned subsidiary Sputnik Agency Pty. Ltd. (formerly Factory212 Pty. Ltd.),  its wholly-owned subsidiary KIT TV Pty Ltd. (fomerly ROO TV Pty Ltd.) and its wholly owned subsidiary Morpheum Internet Services Pty Ltd (included as of the date of acquisition of September 2, 2008). Included in the consolidation with Bickhams is Bickhams’ wholly-owned subsidiary VideoDome.com Networks, Inc. Included in the consolidation with Kamera are Kamera’s 95%-owned subsidiary Kamera (S) PTE Ltd and its 55%-owned subsidiary Swegypt Company for Telecommunications (S.A.E). Included in the consolidation with KIT digital FZ LLC is its wholly-owned subsidiary Visual Connection, a.s. and Visual’s wholly owned subsidiaries Visual Media Services a.s. and Visual Connection, spol. s.r.o. (included as of the acquisition date of October 5, 2008).

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

Foreign Currency Translation - Assets and liabilities of KIT digital’s foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as a component of accumulated comprehensive income (loss) in stockholders' equity.

Fair value of Financial Instruments - On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3). No Level 2 or Level 3 inputs were used to record assets or liabilities at fair value.

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts as of December 31, 2008 and 2007, was $5,634 and $10,084, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. The allowance for doubtful accounts as of December 31, 2008 and 2007 was $571 and $282, respectively. As of December 31, 2008, no customers made up more than 10% of our trade accounts receivable. As of December 31, 2007, one customer accounted for approximately 12% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of December 31, 2008, the Company had $3,001 of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days written notice.

Restricted Cash - As of December 31, 2007, we pledged approximately $100 as collateral for a standby letter of credit that guaranteed our obligation related to a real estate lease agreement. In 2008, we were released from our real estate lease agreement and our $100 was returned to us.

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

Intangible Assets - Amortizable intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. Goodwill is reviewed for impairment at least annually and all other intangible assets are reviewed for impairment if events or circumstances indicate that carrying amounts may not be recoverable [See Note 7].

Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.  As of December 31, 2008 our reserve for excess and obsolete inventory was $157.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Revenue Recognition - We recognize revenue in accordance with the following authoritative literature: AICPA Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements", which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  Revenues are derived principally from professional services, digital media management, advertising and delivery of digital media solutions.  Revenue is recognized when the product and/or service has been provided to the customer. We may enter into agreements whereby we guarantee a minimum number of advertising impressions, click-throughs or other criteria on our websites or products for a specified period. To the extent these guarantees are not met, we may defer recognition of the corresponding revenue until guaranteed delivery levels are achieved.

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

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. For the years ended December 31, 2008 and 2007, the Company recognized $4,869 and $4,748, respectively, of stock-based compensation expense in the consolidated statements of operations. Included in the 2008 amount of $4,869, is $136 for director’s fees for 2008 in which options have been issued in 2009 and is included in accrued expenses as of December 31, 2008.

The estimated fair value underlying the Company’s calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimates change based on the actual amount of forfeitures experienced.

On March 17, 2008, the Board of Directors adopted an incentive compensation plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan has reserved 400,000 shares of common stock for issuance. Under the 2008 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded. Also, on March 17, 2008, the Board of Directors resolved that, subject to the agreement of the individuals, a surrender of options under the 2004 Stock Option Plan were exchanged for options under the 2008 Incentive Stock Plan. A total of 101,158 stock options in the 2004 Stock Option Plan were surrendered, of which a total of 49,023 stock options were cancelled or expired and a total of 52,134 stock options were forfeited. These were exchanged for a total of 38,158 stock options under the 2008 Incentive Stock Plan.

Under the 2004 Stock Option Plan, the Company granted options with an exercise price of $6.11 to $9.80 to purchase 80,000 shares of its common stock during the year ended December 31, 2008. During the year ended December 31, 2008, a total of 45,331 stock options vested, a total of 100,813 stock options were cancelled or expired, a total of 82,918 stock options were forfeited, and 45,278 stock options were unvested as of December 31, 2008. A total of 81,429 stock options were outstanding under this plan on December 31, 2008.

Under the 2008 Incentive Stock Plan, the Company granted options with exercise prices ranging from $2.80 to $10.50 to purchase 509,036 shares of its common stock during the year ended December 31, 2008. During the year ended December 31, 2008, a total of 143,038 stock options vested, 7,612 stock options were exercised, 81,240 stock options were cancelled, expired or forfeited with 325,174 stock options unvested as of December 31, 2008. A total of 420,184 stock options were outstanding under this plan on December 31, 2008.

Also included in non-cash compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued to Robin Smyth, the Company’s Chief Financial Officer, on March 30, 2008 that vest over 36 months from the issue date. During the year ended December 31, 2008, a total of 8,571 warrants vested with 25,715 warrants unvested as of December 31, 2008.

On August 11, 2008, the Company’s Board of Directors approved an amendment to the Company’s 2008 Incentive Stock Plan increasing the number of shares of common stock reserved for issuance under the plan by 457,143 shares, to a new total of 857,143 shares.  The amendment to the 2008 Incentive Stock Plan was subsequently approved by holders of a majority of the Company’s common stock.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Net Loss Per Share - We compute net loss income per common share under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires us to report both basic net (loss) income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net (loss) income per share, which is based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding. All equivalent shares underlying options, warrants, and convertible Series A Preferred Stock were excluded from the calculation of diluted loss per share because we had net losses for all years presented and therefore equivalent shares would have an anti-dilutive effect.

Reclassification - Certain prior period amounts have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51”, which will change the accounting for and reporting of business combination transactions and non-controlling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 were effective for the Company on January 1, 2009. SFAS 141R had no impact on previously recorded acquisitions. SFAS 160 requires changes in classification and presentation of minority interests in the consolidated balance sheets, statements of operations and stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157, “Fair Value Measurements” for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. The provisions of FSP FAS 142-3 were effective for the Company on January 1, 2009 and are not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 became effective for the Company on January 1, 2009 and requires retroactive application. The Company is currently evaluating the impact of adopting FSP 14-1 on the Company’s consolidated financial position, cash flows and results of operations.

In November 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue EITF No. 08-6, “Equity Method Investment Accounting Considerations”, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The prospective provisions of EITF 08-6 were effective for the Company on January 1, 2009. The adoption of EITF 08-6 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” as of January 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has incurred losses, had an accumulated deficit, and has experienced negative cash flows from operations. This raises doubt about the Company’s ability to continue as a going concern. Management expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in costs, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

(4) Acquisitions

On January 22, 2007, we entered into an Asset Purchase Agreement (the "APA") with RJM Price & Company, Inc. (“RJM”) and Robertson Price. Pursuant to the APA, we acquired all of the properties, rights and assets constituting the business of RJM, which operates under the name MyVideoDaily (“MVD”). The APA provided for consideration of up to an aggregate of $1,350, of which $250 was paid upon the execution of the APA. The APA included milestone payments, which provided certain defined targets and conditions to be met. Pursuant to the terms of the APA, we also entered into an employment agreement with Mr. Price. On May 17, 2007, RJM was issued 2,639 shares of our common stock valued at $250, for achieving the first quarter milestone.

On October 18, 2007, we entered into a settlement agreement with RJM and Robertson Price, resolving all payment and other obligations among the parties arising out of the APA dated as of January 22, 2007. Pursuant to the agreement, KIT digital paid RJM $500 on October 23, 2007, and RJM delivered to KIT digital 2,639 shares of KIT digital common stock, which had been previously issued by KIT digital. These shares have been canceled and the value recorded on May 17, 2007 has been reversed. This agreement is the full and final settlement of any outstanding items or amounts related to the APA. The $250 paid upon execution of the APA was recorded as goodwill. The $500 paid upon the execution of the settlement agreement was recorded as settlement of MVD agreement in the Statement of Operations. As of December 31, 2007, the goodwill of $250 was impaired and recorded as impairment of goodwill expense in the Statement of Operations (See Note 8).

On February 16, 2007, Wurld Media, Inc. ("Wurld Media") issued a promissory note to the Company in the principal amount of $1,500. Pursuant to the promissory note the Company advanced to Wurld Media the sum of $800, and in its sole discretion may make additional advances of up to, but not exceeding $1,500. The promissory note accrues interest at the annual rate of 8% and in the event of a default will accrue interest at the annual rate of 10%. The promissory note is secured by all of the assets of Wurld Media. The promissory note is due and payable upon the earlier of (i) the closing of the acquisition of the assets of Wurld Media, in which event, the loan amount will be credited against the purchase price of the assets or (ii) November 26, 2007. This promissory note has been paid in full and is included in the assets of Wurld Media acquired. The loan made to Wurld Media was recorded as a component of “Investment in assets acquired from Wurld Media” on the Statement of Cash Flows.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisitions (Continued)

On July 12, 2007, KIT HD, Inc. (“KIT HD”), a wholly-owned subsidiary of KIT digital, entered into an asset purchase agreement with Wurld Media, Gregory Kerber and Kirk Feathers. Wurld Media specializes in the peer-to-peer distribution of music, movies, games, TV shows and other audio, video, and audio/video content.   The acquisition was completed and closed on July 17, 2007. The assets acquired by KIT HD, pursuant to the agreement, included: (i) certain fixed assets, equipment, fixtures, and leasehold improvements located at Wurld Media’s office in Saratoga Springs, New York; (ii) certain intellectual property of Wurld Media; (iii) the customer logs, location files and records of Wurld Media, and (iv) all claims, entitlements, rebates, refunds, settlements, awards or other rights related to the assets acquired by KIT HD. The consideration for the assets acquired by KIT HD was an aggregate of $4,320, consisting of $3,174 in cash, $38 in accrued liabilities related to the purchase and the issuance of 18,729 shares of our common stock valued on July 17, 2007 at $59.15 per share or $1,108. The total purchase consideration was allocated to the assets acquired at their estimated fair values as of the date of acquisition, as determined by management, as $3,180 of software and $1,140 of fixed assets.

 At the end of December 2007, we decided to abandon the development and assets of the peer-to-peer business that we acquired in the asset purchase agreement with Wurld Media (See Note 8).

Sputnik Acquisition

On May 14, 2008, the Company finalized its purchase of the original 51% ownership in Sputnik Agency Pty. Ltd. (“Sputnik”) and acquired the remaining 49% of that entity, for consideration paid of $4,563. A total of $3,530 was paid in cash to the sellers, $751 was applied against outstanding loans by the Company’s 51%-owned subsidiary Reality Group to Sputnik’s selling shareholders, and $282 was deposited in escrow against certain potential liabilities. In November 2008, the escrow was released to Sputnik’s selling shareholders. Therefore, the aggregate cost of the acquisition was $4,656, which includes $93 in legal costs related to the acquisition.

Sputnik’s sellers and certain of its employees entered into employment agreements providing, among other things, for their continued employment with Sputnik and /or Reality Group and certain restrictive covenants.

Kamera Acquisition

On May 19 2008, we acquired 100% of Kamera, a Stockholm, Sweden-based company in the business of managing, developing and syndicating video content for mobile and online distribution. Through its proprietary software, transcoding and content distribution protocols, Kamera enabled corporate clients such as Associated Press, ABC News, Vodafone, MSN, Orange, Telefonica, O2, Hutchinson and China Mobile to deliver IP video channels to their customers over mobile and online networks.

On closing, we paid $4,500 less certain amounts previously owing to us by Kamera, to the shareholders of Kamera. Pursuant to the terms of the transaction, we paid an additional $1,500 in consideration in March 2009, and the Kamera shareholders may be entitled to up to an additional $4,500 of consideration payable in 2009 and 2010, subject to the achievement of certain performance tests. The contingent consideration is payable in our publicly traded shares, valued at current market prices or cash, as we determine. The performance criteria relate to retention of staff and clients, and the maintenance and growth of client revenue and our mobile revenue over the two years ending March 31, 2010.

The aggregate cost of the acquisition of Kamera was $7,634. This is comprised of the $4,500 paid at closing, $1,500 accrued for the consideration payable six months from the Completion Date and paid in March 2009 and $1,500 accrued for the consideration payable 13 months from Completion Date and are included in the Balance Sheet in “Acquisition liability - Kamera”, and $134 in legal costs related to the acquisition. The Company has not recorded the contingent liability of $3,000 in consideration that is payable 21 months from Completion Date as it is not certain that the performance criteria will be met. The Company has allocated the aggregate cost of the acquisition to Kamera’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisitions (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (May 19, 2008).

Current assets	$1,214
Property and equipment	156
Intangible assets - developed software	1,000
Intangible assets - customer list	1,500
Goodwill	5,111
Total assets acquired	8,981

Current liabilities	1,347
Total liabilities assumed	1,347

Net assets acquired	$7,634

The results of operations of Kamera for the period from May 19, 2008 to December 31, 2008 have been included in the Consolidated Statements of Operations.

Morpheum Acquisition

On August 31, 2008, we acquired 100% of Morpheum Internet Services Pty. Ltd. (“Morpheum”) , a Melbourne, Australia-based company, for consideration paid at closing of $734, plus $56 in legal and consulting costs related to the acquisition for an aggregate cost of $790.. Morpheum was one of Asia’s leading providers of web-based content management systems (“CMS”). Morpheum’s software, LanternCMS, has become integrated into the Company’s VX software platform. The Company has allocated the aggregate cost of the acquisition to Morpheum’s net tangible and identifiable intangible assets based on their estimated fair values.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisitions (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (August 31, 2008).

Current assets	$416
Property and equipment	116
Intangible assets - developed software	1,122
Total assets acquired	1,654

Current liabilities	864
Total liabilities assumed	864

Net assets acquired	$790

The results of operations of Morpheum for the period from September 1, 2008 to December 31, 2008 have been included in the Consolidated Statements of Operations.

Visual Connection Acquisition

On October 5, 2008, through our wholly-owned subsidiary, KIT digital FZ-LLC ( “KIT”), we acquired 100% of Visual Connection, a.s., a Prague, Czech Republic-based  company (“Visual”) specializing in the supply and delivery of comprehensive IPTV solutions which link software expertise with hardware configuration, integration capabilities and 24/7 customer service. Visual 200+ clients included television and radio stations, graphics publishers, audiovisual production and post production houses, state and federal government administration, education companies, telcos and healthcare providers.

Taking into account certain adjustments made to the original Visual Share Purchase Agreement  mutually agreed to on March 31, 2009, the purchase price of Visual consisted of:

(a)	$1,180 in cash, after certain adjustments were made for negative working capital;

(b)	$1,500 in shares of our common stock for a total of 163,043 shares, issued by April 15, 2009, restricted for sale for [12] months thereafter;

(c)              an earn-out of $3,225 in a combination of shares of our common stock (determined based on the the higher of (i) the 20-day trailing weighted average closing price per share prior to the respective payment date, or (ii) a price “floor” of $7.70 per share), payable in three equal installments of $1,075, (i) 12 months after closing, (iii) 18 months after closing, and (iii) 24 months after closing, subject in each case to targeted levels of the Company’s net revenues and EBITDA. and the retention of key personnel ;

(d)             additional earn-out of $2,100 of shares of our common stock (determined based on the the higher of (i) the 20-day trailing weighted average closing price per share prior to the respective payment date, or (ii) a price “floor” of $7.70 per share), for  achieving certain other net revenues and EBITDA targets over the period of 24 months from closing.

KIT  retains the right to substitute payments in cash for all potential issuances of  common stock described above, irrespective of the trading price of our common stock.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisitions (Continued)

The aggregate cost of the acquisition of Visual was $4,286. This is comprised of the $1,000 paid in November 2008 of the initial purchase price of $2,500 less negative working capital of $1,320 or $1,180. The remaining $180 of the initial purchase price is included in the Balance Sheet in “Acquisition liability – Visual”. Additionally, the cost includes $1,500 for the payable six months after closing, $538 (50% of the amount) for the minimum payable for 12 months after closing, $1,075 (50% of the amount) total for the minimum payable for 18 and 24 months after closing, and $311 in legal and consulting costs related to the acquisition. From the above, $2,218 is included in the Balance Sheet in “Acquisition liability - Visual” and $1,075 is in the Balance Sheet in “Acquisition liability – Visual, net of current”.  The Company has not recorded the contingent liability of $1,613 in consideration that is payable 12, 18 and 24 months from closing as it is not certain that the performance criteria will be met. The Company has allocated the aggregate cost of the acquisition to Visual’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (August 31, 2008).

Current assets	$4,287
Property and equipment	1,609
Intangible assets - customer list	1,000
Goodwill	5,131
Total assets acquired	12,027

Current liabilities	4,317
Capital leases and notes payable	3,106
Total liabilities assumed	7,423

Net assets acquired	$4,604

The results of operations of Visual for the period from October 1, 2008 to December 31, 2008 have been included in the Consolidated Statements of Operations.

Juzou Acquisition

In November 2008, we purchased specified assets of Extreme Mobile Services Limited (also known as Juzou), a company formed under the laws of the United Kingdom.  Juzou’s business involves content management and web services with live streaming capabilities.  Under an Asset Purchase Agreement, dated November 15, 2008, we acquired the Juzou trademark and system and ongoing client and other operating contracts.  The total purchase price of the assets was $800, payable in shares of our common stock based on meeting specified financial and operating targets over the ensuing two-year period.  At closing, we issued 13,715 shares of our common stock to Juzou valued at  $120 against the total purchase price.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(5) Related Party Transactions

On March 6, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $380. Pursuant to the promissory note, the Company advanced to Reality Group the sum of $190 on March 6, 2007 and $190 on March 13, 2007. Interest on the promissory note accrued at the rate of 8% per annum. The promissory note was due on June 30, 2008 and was secured by all the assets of Reality Group. In addition, two shareholders of Reality Group agreed to pledge 20% of the ordinary shares of Reality Group which they own as security for Reality Group’s obligations under the promissory note. These notes eliminated in consolidation. As part of the Sputnik acquisition, these notes were extinguished as of May 12, 2008.

On May 11, 2007, Reality Group Pty. Ltd. issued a promissory note to the Company in the principal amount of $400. Pursuant to the promissory note, the Company advanced to Reality Group the sum of $400 on May 11, 2007. Interest on the promissory note accrued at the rate of 8% per annum. The promissory note was due on May 11, 2008. These notes eliminated in consolidation. As part of the Sputnik acquisition, these notes were extinguished as of May 12, 2008.

In December 2007, we entered into an agreement with KIT Capital, a company  beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services. The total amount paid to KIT Capital and included in our results of operations in the years ended December 31, 2008 and 2007 were $573 and $69, respectively.

In May 2008, KIT Media, Ltd., an affiliate of KIT Capital, bought 1,008,572 shares of our common stock for $7,060 in the May 2008 Financing which included 1,008,572 warrants to purchase one share of common stock. The Company’s Chief Executive Officer, Kaleil Isaza Tuzman, holds a controlling interest in KIT Media.

On December 31, 2008, the Company completed the investment for $5,000 with KIT Capital as defined under the Executive Management Agreement for the issue of 892,858 shares of common stock at $5.60 per share. In addition we issued to KIT Capital a warrant to purchase 580,358 shares of our common stock (representing 65% warrant coverage on KIT Capital’s investment, as compared to 100% warrant coverage in the May 2008 financing transaction), for a term of five years commencing on December 31, 2008, at an exercise price of $11.90 per share, subject to the occurrence of certain events that could potentially reduce the exercise price to $5.60 per share.

During 2008, 60,000 stock options were granted to KIT Capital pursuant to the Executive Management Agreement, dated as of December 18, 2007, with an exercise price of $6.11 per share and an expiration date of January 9, 2013. An additional 20,000 stock options were granted to KIT Capital with an exercise price of $9.80 share and an expiration date of June 21, 2013.

 (6) Property and Equipment

Property and equipment at December 31, 2008 consists of the following:

	Office	Motor
	Equipment	Vehicles	Computer	Leasehold	Furniture and	Office
	Capital Lease	Capital Lease	Software	Improvements	Fixtures	Equipment	Total
Cost	$611	$544	$249	$553	$311	$2,009	$4,277

Accumulated Depreciation	(82)	(54)	(123)	(255)	(183)	(652)	(1,349)

Net	$529	$490	$126	$298	$128	$1,357	$2,928

Estimated useful life	2 - 10 years	3 - 5 years	2 - 4 years	1 -20 years	3 - 10 years	2 -10 years

Depreciation expense amounted to $729 and $902 for the years ended December 31, 2008 and 2007, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(7) Goodwill and Intangible Assets

As of December 31, 2008, goodwill is $15,167 and is comprised of the following;
•	$1,033 from the acquisition of Reality Group,
•	$90 related to the acquisition of 24% of KIT digital Limited, which was owned by a third party,
•	$3,802 from the acquisition of Sputnik,
•	$5,111 from the acquisition of Kamera, and
•	$5,131 from the acquisition of Visual.

At December 31, 2008 intangible assets include the following:

	Customer List	Software	Domain Name

Cost	$4,231	$3,546	$54

Less Amortization	(1,243)	(1,281)	(35)

Totals	$2,988	$2,265	$19

Estimated future annual amortization expense as of December 31, 2008 is as follows

	Customer List	Software	Domain Name

2009	$894	$672	$11
2010	874	459	8
2011	825	445	-
2012	395	445	-
2013	-	244	-
Thereafter	-	-	-
Totals	$2,988	$2,265	$19

The values attributed to customer lists comes from the following acquisitions: $650 from Reality Group, $1,081 from Sputnik, $1,500 from Kamera and $1,000 from Visual, and are being amortized over four year periods on a straight line basis. The values attributed to software comes from the following acquisitions: $1,320 from VideoDome, $1,000 from Kamera, $1,122 from Morpheum and $104 from Juzou, and is being amortized over 5 year periods on a straight line basis. The Company purchased the domain name www.roo.com in November 2005 and it is being amortized over a five year period on a straight line basis.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(8) Senior Secured Notes Payable

In November 2008, we received $1,500 in gross proceeds from the issuance of a non-convertible note to Genesis Merchant Partners, LP. Interest is payable monthly in arrears at 14.5% and matures on December 31, 2009.  The principal is repayable in monthly installments of $75 beginning in May 2009, with the remainder of the principal due at maturity.  The note is secured by the company’s property, including accounts receivable and inventory, but excludes any security interests in Visual and Reality Group or assets of these subsidiaries.  In conjunction with the borrowing, we issued to Genesis Merchant Partners, LP a warrant entitling it to purchase, for $11.90 per share, 139,286 shares of our common stock through October 31, 2013. A debt discount of $642 was recorded related to this debt and is being amortized over fourteen months which is the life of the note.

(9) Income Taxes

The Company’s expected global income tax benefit computed at the statutory rate for each taxing authority on the pre-tax loss amounted to approximately $99,128 in 2008 and $84,178 in 2007. Such benefits were not recognized in the accompanying financial statements due to KIT digital’s history of past operating losses, and consequently valuation allowances were recorded for all of KIT digital’s deferred tax assets at December 31, 2008 and 2007.

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Current Assets
Non-Cash Compensation	$5,922	$4,748
Subtotal	5,922	4,748

Valuation allowance	(5,922)	(4,748)
Current deferred tax asset	$—	$—
Non-current assets
Net operating loss carryforward	$99,128	$84,178
Valuation allowance	(99,128)	(84,178)
Non-current deferred tax asset	$—	$—

The valuation allowance increased by $14,950 and $23,569 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, KIT digital has federal net operating loss carryforwards of approximately $99,128 that will be available to offset future taxable income, if any, through December 2028. The utilization of KIT digital’s net operating losses may be subject to substantial limitations due to various tax law provisions in different jurisdictions. Such limitation may result in the expiration of the net operating loss carry forwards before their utilization. KIT digital has established a 100% valuation allowance for all of its deferred tax assets due to uncertainty as to their future realization.

As a matter of course, the Company can be audited by federal and state authorities. At this time, there are no audits identified or in process from any taxing authority.  In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributes for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(10) Commitments and Contingencies

Leases - The Company is a party to a number of non-cancelable lease agreements primarily involving office premises, motor vehicles and computer equipment. Included in capital leases are equipment and motor vehicle leases which are generally for three to five year periods. Included in operating leases are office premises in Dubai, Prague, Melbourne, Toronto, New York, London, and Stockholm and equipment which are generally for two to five year periods.

The following is a schedule of future minimum payments under capital leases and operating leases as of December 31, 2008.

Year	Capital leases	Operating leases	Total

2009	$559	$1,292	$1,851
2010	459	847	1,306
2011	332	505	837
2012	171	86	257
2013	42	43	85
Thereafter	-	-	-

Total Minimum Lease Payments	1,563	$2,773	$4,336
Less Amount Representing Interest	(219)

Total Obligations Under Capital Leases	$1,344

Rent expense amounted to $1,156 and $1,170 for the years ended December 31, 2008 and 2007, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(10) Commitments and Contingencies (continued)

Employment Agreements - On December 18, 2007, the Company entered into the Management Agreement with KIT Capital for a term commencing on January 9, 2008 and terminating on January 9, 2011, unless sooner terminated or mutually extended. As a result of this Management Agreement, KIT Capital designated Kaleil Isaza Tuzman as Chief Executive Officer, and two other KIT Capital employees as Head of Communications and as Corporate Development Manager of the Company, respectively. The Management Agreement provided for an aggregate compensation for KIT Capital as follows: (i) $51 monthly (which has been subsequently adjusted downwards to $42 monthly effective November 1, 2008), which includes the cost of at least three employees inclusive of benefits and taxes, (ii) signing incentive payment of $69, (iii) an incentive bonus equal to the greater of (x) the preceding twelve months’ base compensation or (y) the previous month’s monthly installment of base compensation multiplied by twelve if the Company shall achieve 2 consecutive quarters of profitability or the Company’s total monthly revenue equals or exceeds $6,000, and (iv) a “ phantom stock plan ” for 2,100,000 shares that vest over a 36-month period. Specific terms of this plan are subject to finalization. The Management Agreement provides that upon termination of the Management Agreement or after the Management Agreement’s expiration date for any reason except cause (as defined in the Management Agreement), the Company shall pay KIT Capital, in addition to any other payments due hereunder, a cash severance payment equal to the greater of (i) the total amount paid to KIT Capital during the preceding twelve months, including base compensation and all bonuses, and (ii) the previous month’s monthly installment of base compensation multiplied by twelve.

Litigation - In November 2007, our wholly-owned subsidiary, KIT HD, Inc. (“KIT HD”), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. KIT HD, in New York Supreme Court, Saratoga County, New York.  The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”), purportedly on behalf of themselves and “others similarly situated,” claims that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that KIT HD is the alter-ego of Wurld.  Plaintiffs seek the appointment of a receiver to take charge of our property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount.  KIT HD filed its answer to the complaint in January 2008, and there have been no further developments in this action since then.  We believe that the suit is without merit and we intend to defend ourself vigorously should the case become active.

In December 2007, Rick Gell and Todd Pavlin, two former consultants of KIT Media Corporation (“KIT Media Corp”) sued that entity together with KIT digital, Inc. and its former Vice-Chairman Robert Petty and KIT Media Corp’s former President and Chief Operating Officer Steve Quinn in New York Supreme Court, New York County, New York, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at KIT Media Corp.  Last year, defendants moved to dismiss the complaint, and in March 2009 the court dismissed all of plaintiffs’ claims save their breach of contract claim on the grounds that it is based on an alleged oral agreement, which plaintiffs may be able to prove. We believe that there is no merit to this suit, and we intend to continue to defend ourself vigorously.

 (11) Preferred Shares

On March 30, 2008, the Board of Directors and stockholders holding a majority of the Company’s voting stock approved the filing of an amendment to the Company’s Certificate of Incorporation to reduce its authorized preferred stock from 20,000,000 to 10,000,000 shares.  Also, on March 30, 2008, the stockholders holding a majority of the Company’s voting stock approved the filing of an amendment to its Certificate of Designation of the Series A Preferred Stock to provide for automatic conversion of the outstanding Series A Preferred stock into 11,429 shares of common stock.  The conversion of the Series A Preferred Stock into common stock was conditional upon the effectuation of the amendment to the Certificate of Incorporation to reduce the authorized preferred stock from 20,000,000 to 10,000,000 shares.  On May 19, 2008, the Company filed the amendment to its Certificate of Incorporation to reduce the authorized preferred stock from 20,000,000 to 10,000,000 shares.  On May 22, 2008, the Company filed the amendment to the Certificate of Designation of the Series A Preferred to provide for the automatic conversion of the outstanding Series A Preferred Stock into 11,429 shares of common stock.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

 (12) Stock Issuances

On January 25, 2007, we entered into an agreement with News Corporation (“News Corp”). The Agreement provides for the issuance of 57,143 shares of our common stock upon execution of the Agreement, which were to be held in escrow and released to News Corp on January 1, 2008, if the average monthly revenues from News Corp and its affiliates for the three month period ended December 31, 2007 is not less than the revenue from News Corp and its affiliates for the one month period ending December 31, 2006 (the “Revenue Target”). On February 7, 2008, we released the 57,143 shares of our common stock to News Corp for meeting the Revenue Target. The shares were valued at $5.95 per share or $340, and that amount was recorded as sales and marketing expense for the year ended December 31, 2007.

We also agreed to issue an additional 57,143 shares of our common stock to News Corp if within three years of the date of the Agreement the average monthly revenue from News Corp and its affiliates for any consecutive three month period equals at least six times the Revenue Target. Further, we agreed that if the foregoing is not timely achieved, we shall issue to News Corp warrants to purchase 57,143 shares of our common stock which shall be exercisable for a term of two years from the date of issuance at a price of $94.50. The exercise price of the warrants will be subject to customary anti-dilution protection for stock splits, recapitalizations, stock dividends and the like.

We have granted News Corp piggy-back registration rights in connection with the shares issuable pursuant to the Agreement.

 On May 4, 2007, we entered into a securities purchase agreement pursuant to which the Company sold an aggregate of 285,715 shares of our common stock and warrants to purchase an additional 85,714 shares of our common stock to accredited investors resulting in gross proceeds of $25,000. The offering closed on May 10, 2007. The unit price of the common stock and corresponding warrant was $87.50. The warrants have an exercise price of $157.50 per share and a term of five years. The warrants were valued under the Black-Scholes method as $5,117. At any time at which the market price of our Common Stock exceeds 210.00 for 10 trading days during any 20 consecutive trading days, we may elect to call the warrants, provided that, the shares underlying such warrants are registered pursuant to a registration statement. We agreed to prepare and file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock sold in the private placement on or prior to 30 days following the closing date. If the registration statement is not filed within such time, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is not filed, up to a maximum of 10%. The registration statement was filed on June 11, 2007. Also, if the registration statement is not declared effective within 120 days following the closing date, the Company must pay liquidated damages to the investors equal to 1% of the dollar amount of their investment for each calendar month or portion thereof that the registration statement is declared effective, up to a maximum of 10%, which increases to 18% if the registration statement is not declared effective within two years following the closing date. The registration statement was declared effective on August 14, 2007. Merriman Curhan Ford & Co. and Brimberg & Co., registered broker-dealers, acted as placement agents for the sale of the Company’s common stock. In connection with the May 2007 Financing, we received net proceeds of $23,875 after payment of placement agent fees of $1,000, legal fees and expenses of $120, and escrow agent fees of $5.

In 2007, the Company failed to fulfill its obligations to keep the registration statements effective related to the August 23, 2005, October 20, 2005, December 28, 2005, August 18, 2006, and November 14 ,2006 private placements and owes approximately $863 in liquidated damages to these investors. This amount has been accrued and is included in accrued expenses and registration rights liquidated damages.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

 (12) Stock Issuances (continued)

On May 8, 2008, the Company entered into a Securities Purchase Agreement pursuant to which it sold 2,142,858 units to 35 accredited investors, each unit comprising of one share of common stock plus one warrant to purchase one share of common stock. The offering closed on May 8, 2008. The units were sold at a price of $7.00 per unit for aggregate gross proceeds of $15,000. The warrants have an exercise price of $11.90 per share and a term of five years. These warrants were valued under the Black-Scholes-Merton method as $20,250. The warrants provide the investors with full ratchet anti-dilution protection with relation to the exercise price of each warrant. KIT Media, Ltd. (“KIT Media”), an affiliate of KIT Capital, was the largest investor in the May 2008 Financing, investing $7,060 for a total of 1,008,572 units. The Company’s Chief Executive Officer, Kaleil Isaza Tuzman, holds a controlling interest in KIT Media.

Pursuant to the terms of the Securities Purchase Agreement entered into with each of the accredited investors, the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of common stock and the shares underlying the warrants on or prior to 30 days following the closing date. If the registration statement or any subsequent registration statement required to be filed by the Company was not filed within such time, the Company was required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the registration statement is filed. Further, if the registration statement was not declared effective within (i) 90 days of the closing (or in the event of a review by the SEC, within 120 days following the closing date), or (ii) 5 trading days after being notified that the registration will not be reviewed or will not be subject to further review, the Company was required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the registration statement is declared effective; provided that if one or more registration statements shall not be effective two years after the closing, the Company shall be required to pay an additional 8% in liquidated damages. In the event one or more registration statements are filed and declared effective, but shall thereafter cease to be effective and such lapse is not cured within 10 business days, the Company shall be required to pay liquidated damages to the investors equal to 1% of the dollar amount of their investment per month (pro rata on a 30-day basis), up to a maximum of 10% until the earlier of (i) the date the lapse is cured or (ii) the earlier of the expiration of the date on which all of the securities purchased by the investors can be sold either under the registration statement or pursuant to Rule 144. Upon the Company’s request, KIT Media has allowed that the 1,008,572 shares of common stock and the 1,008,572 shares underlying warrants purchased by KIT Media in the May 2008 Financing be left unregistered to date. The Company failed to fulfill its obligations to file and have the registration statement made effective in the required time periods and owes approximately $117 in liquidated damages to the investors. This amount has been accrued and is included in accrued expenses and registration rights liquidated damages on the balance sheet and statement of operations, respectively.

Merriman Curhan Ford & Co. and Brimberg & Co., registered broker-dealers, acted as placement agents for the May 2008 Financing.   In connection with the May 2008 Financing, the Company paid the placement agents a cash fee of an aggregate $155. In addition, the Company issued to the placement agents 23,536 and 12,071 warrants to purchase shares of common stock with an exercise price of $0.35 and $11.90 per share exercisable for a period of five years and were valued under the Black-Scholes-Merton method as $222 and $118, respectively. In connection with the May 2008 Financing, the Company received net proceeds of $14,680 after payment of placement agents’ fees of $155, legal fees and expenses of $160 and escrow agent fees of $5.

On December 31, 2008, the Company completed the investment for $5,000 with KIT Capital as defined under the Executive Management Agreement for the issue of 892,858 shares of common stock at $5.60 per share. In addition we issued to KIT Capital a warrant to purchase 580,358 shares of our common stock (representing 65% warrant coverage on KIT Capital’s investment, as compared to 100% warrant coverage in the May 2008 financing transaction), for a term of five years commencing on December 31, 2008, at an exercise price of $11.90 per share, subject to the occurrence of certain events that could potentially reduce the exercise price to $5.60 per share.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(13) Stock Option Plans

Under SFAS No. 123(R) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected life (in years)	5.00	4.78
Risk-free interest rate	2.84%	4.54%
Volatility	155.51%	89%
Dividend yield	0	0

A summary of the status of stock option awards and changes during the years ended December 31, 2007 and December 31, 2008 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at January 1, 2007	161,367	$78.75
Granted	117,429	131.95
Exercised	—	—
Cancelled, expired, or forfeited	(93,636)	79.80
Outstanding at December 31, 2007	185,160	112.00
Granted	589,036	6.30
Exercised	(7,612)	2.80
Cancelled, expired, or forfeited	(264,971)	2.80
Outstanding at December 31, 2008	501,613	5.25	7.00	$0
Exercisable at December 31, 2008	129,732	4.90	4.90	0

The weighted-average grant-date fair value of option awards granted during the years ended December 31, 2008 and 2007 was $6.30 and $78.75, respectively. There were 266,408 options exercised from January 1, 2008 through December 31, 2008.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(14) Restructuring Charges

The Company recorded restructuring charges of $3,068 in the year ended December 31, 2008. This amount is comprised of employee termination costs related to the reorganization of the Company of $2,794, contract settlement and facility closing costs of $274 related to the closing of the Clifton Park, New York office and the closing of one of the Melbourne, Australia offices, and vendor settlements related to the reorganization. Included in the employee termination costs of $2,794 are $2,397 related to the settlement of separation agreements as described below. On March 26, 2008 and March 30, 2008, the Company reached negotiated settlements with Robert Petty and Robin Smyth, respectively, restructuring their respective employment agreements, each of which involved one-time cash severance payments. In exchange for entering into new, “at will” employment agreements, Messrs. Petty and Smyth received cash settlements of $675 and $275, respectively, as well as fully-vested warrants to purchase an aggregate of 200,000 and 47,143 shares, respectively, of the Company’s common stock, at a strike price equal to the three-day trailing weighted average closing price per share of $4.655 as of March 31, 2008. These warrants have been valued under the Black-Scholes-Merton method at $1,038. These warrants will become exercisable in 1/12 increments on a monthly basis starting six months from the effective date. Also, Mr. Smyth will receive a lump-sum payment of $100, within nine months, and another lump-sum payment of $100, less applicable tax withholding and deductions, within 13 months. Mr. Smyth’s restructured employment agreement involves certain warrant-based incentives which can be earned over a period of three years based on ongoing service to the Company. As part of their respective settlements, Messrs. Petty and Smyth agreed to vote their shares of Series A Preferred Stock according to the Company’s designation, involving the elimination of these shares. Included in the $2,397 are cash payments of $1,150 and $1,088 related to the valuation of the warrants and $209 in legal fees paid on behalf of Mr. Petty, which is part of Mr. Petty’s separation agreement.

(15) Other Non-Recurring Charges
The Company has recorded other non-recurring charges of $1,111 in the year ended December 31, 2008. This amount is comprised of $480 related to the redundancy in staff and consultants during reorganization for the transition of technology infrastructure due to the centralizing of resources in Toronto and Prague and recruiting costs of $295 related to the reorganization of the Company including the centralizing of resources in Toronto and relocation of the corporate headquarters. Also included is $100 in relocation costs related to the reorganization including the move of the corporate headquarters,  $82 for the corporate rebranding related to the reorganization, $117 in other prior year non-recurring charges and $37 in non-recurring advisory fees.

(16) Impairment of Assets
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

At the end of November 2007, we decided to stop the production of content and terminate the content production department. We have and will continue to license content from outside sources. Accordingly, we evaluated the ongoing value of the content recorded as an asset. Based on this evaluation, we determined that content with a carrying amount of $255 was impaired; this amount was recorded as impairment of intangible assets in the Statement of Operations.

In November 2007, it was mutually agreed to terminate the agreement between Reality Group and Coeee Melbourne Pty Ltd. (“Cooee”) and settle the remaining payments in the agreement due to the loss of the customers acquired from Cooee. Accordingly, we evaluated the ongoing value of these assets. Based on this evaluation, we determined that customer lists with a gross carrying amount of $220 and a net carrying amount of $86 was impaired; this is recorded as impairment of intangible assets in the Statement of Operations.

In March 2008, the Company decided to downsize the office in London and move to another location to reduce costs. This includes removing and abandoning the leasehold improvements and furniture and fixtures in the former London office. Due to its office relocation, the Company recorded an impairment charge for certain property and equipment which totaled $229 during the year ended December 31, 2008. This amount was recorded as a loss on impairment of property and equipment in the Statement of Operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(17) Segment Reporting

We derive our revenue from two operating segments. These operating segments are presented on a worldwide basis and include: Digital Media Solutions and Agency Services.

Digital Media Solutions includes comprehensive delivery of solutions that include software, hardware, services and components.  Within Digital Media Solutions, we design, deliver and integrate systems for professional production, processing, distribution and archiving of audiovisual materials. Digital Media Solutions also provides services including content delivery, online and mobile property development and management, and advertising-based monetization.

Agency Services operations include direct marketing, incentive programs, internal communications, customer relationship management, sales promotion, creative production, sponsorships, online marketing, media planning, media buying and packaging. Although the Agency Services segment includes online media, its activities are broader than the video-centric activities of the Company’s Digital Media Solutions segment. As its operations continue to evolve, the Company will continue to regularly review the business to determine if there is a need to make changes to these reported segments.

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

	Twelve months ended
	December 31,
	2008	2007
Revenue:
Digital Media Solutions	$18,107	$9,525
Agency Services	5,294	4,404

Total revenue	$23,401	$13,929

Operating (loss) income:
Digital Media Solutions	$(7,150)	$(21,920)
Agency Services	219	(57)
Corporate	(11,775)	(12,261)
Total operating loss	$(18,706)	$(34,238)

	December 31,	December 31,
	2008	2007
Assets:
Digital Media Solutions	$15,901	$5,049
Agency Services	836	1,887
Corporate	24,572	11,179
Total assets	$41,309	$18,115

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(18) Subsequent Events

On March 6, 2009, we filed a certificate of amendment of our certificate of incorporation to (i) effect a 1-for-35 reverse stock split of our common stock; (ii) decrease the total number of shares of common stock authorized to be issued from 500,000,000 shares to 30,000,000 shares; and (iii) eliminate the authorization of a class of preferred stock.  The changes made by the certificate of amendment were effective on March 9, 2009 and per share amounts in the accompanying financial statements have been adjusted for the split.  As a result of the reverse stock split, we have 4,586,700 outstanding shares of common stock as of April 10, 2009, including recent issuances related to our purchase of the remaining minority interest in Reality Group Pty. Ltd. and the scheduled earn-out from our June 2008 acquisition of Kamera Content AB.  Effective March 9, 2009, our ticker symbol on the OTC Bulletin Board was changed to “KDGL” from “KITD.”

On March 6 2009, we acquired the remaining 49% outstanding share capital that we did not previously own in Reality Group Pty. Ltd., a Australian company, in consideration of issuing the sellers 90,073 shares of our common stock for a purchase price of $631.  Reality Group is an advertising agency offering clients a full range of traditional advertising services including media buying and planning, creative development, and packaging.