Form 10-Q
period 2009-03-31
KIT digital, Inc.
filed 2009-05-20
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-25659

KIT DIGITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3447894
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

168 Fifth Avenue, Suite 301, New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

(646) 502-7484
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                                                                        Accelerated Filer  ☐

Non-accelerated Filer ☐                                                                           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 15, 2009, there were 4,805,489 shares of the registrant’s common stock outstanding.

KIT digital, Inc.

 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31, 2009	December 31, 2008 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,525	$5,878
Investments	200	-
Accounts receivable, net	9,073	8,331
Inventory, net	1,088	2,130
Other current assets	2,943	1,539
Total current assets	15,829	17,878

Property and equipment, net	4,128	2,928
Deferred tax assets	64	64
Software, net	2,087	2,265
Customer list, net	2,765	2,988
Domain names, net	16	19
Goodwill	16,150	15,167
Total assets	$41,039	$41,309

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$1,454	$1,456
Capital lease and other obligations	356	395
Secured notes payable	934	966
Senior secured notes payable, net of debt discount of $412 and $550	1,088	950
Accounts payable	6,649	5,775
Accrued expenses	3,447	2,240
Income tax payable	152	160
Acquisition liability – Kamera	1,500	3,000
Acquisition liability – Visual	1,075	2,218
Derivative liability	3,720	-
Other current liabilities	2,233	3,818
Total current liabilities	22,608	20,978

Capital lease and other obligations, net of current	862	949
Secured notes payable, net of current	202	236
Acquisition liability - Visual, net of current	538	1,075
Total liabilities	24,210	23,238

Equity:
Stockholders’ equity:
Common stock, $0.0001 par value: authorized 30,000,000 shares; issued and outstanding 4,745,756 and 4,183,280, respectively	-	-
Additional paid-in capital	105,118	101,057
Accumulated deficit	(84,281)	(82,499)
Accumulated other comprehensive loss	(288)	(250)
Total stockholders' equity	20,549	18,308
Non-controlling interest	-	(237)
Total equity	20,549	18,308
Total liabilities and equity	$41,039	$41,309

(A) - Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on April 15, 2009.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Revenue	$9,624	$3,502

Variable and direct third party costs:
Cost of goods and services	3,478	-
Hosting, delivery and reporting	282	515
Content costs	461	184
Direct third party creative production costs	805	753
Total variable and direct third party costs	5,026	1,452

Gross profit	4,598	2,050

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $280 and $4,001, respectively)	3,693	8,324
Legal, accounting, audit and other professional service fees	270	345
Office, marketing and other corporate costs	717	838
Merger and acquisition and investor relations expenses	378	-
Depreciation and amortization	683	245
Restructuring charges	119	2,745
Other non-recurring charges	244	135
Impairment of property and equipment	-	229
Total general and administrative expenses	6,104	12,861

Income (Loss) from operations	(1,506)	(10,811)

Interest income	1	61
Interest expense	(139)	(14)
Amortization of deferred financing costs and debt discount	(164)	-
Derivative income	1,950	-
Other income	29	22

Net income (loss) before income taxes	171	(10,742)
Income tax expense	(3)	(1)

Net income (loss)	168	(10,743)
Plus: Net loss attributable to the non-controlling interest	-	96

Net income (loss) available to common shareholders	$168	$(10,647)

Basic net income (loss) per common share	$0.04	$(9.57)
Diluted net income (loss) per common share	$0.02	$(9.57)
Basic weighted average common shares outstanding	4,289,630	1,112,459
Diluted weighted average common shares outstanding	7,900,591	1,112,459

Comprehensive income (loss):
Net loss	$168	$(10,647)
Foreign currency translation gain (loss)	(37)	64
Comprehensive income (loss)	$131	$(10,583)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Operating Activities:
Net income (loss)	$168	$(10,647)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	57	94
Depreciation	279	108
Amortization of intangible assets	404	137
Amortization of deferred financing costs	26	-
Amortization of debt discount	138	-
Derivative income	(1,950)	-
Loss on impairment of property and equipment	-	229
Loss on impairment of goodwill	-	1,038
Non-cash stock based compensation	407	4,001
Non-controlling interest	-	(96)

Changes in assets and liabilities:
Accounts receivable	(799)	(774)
Inventories	1,042
Other assets	(1,430)	55
Accounts payable	874	(534)
Accrued expenses	1,207	1,464
Income tax payable	-	(12)
Other liabilities	(1,585)	119
Total adjustments	(1,330)	5,829

Net cash used by operating activities - forward	(1,162)	(4,818)

Investing Activities:
Release of restricted cash	-	100
Cash paid into investments	(200)	-
Cash paid in acquisition of Visual	(180)	-
Proceeds from sale of equipment	-	33
Purchase of equipment	(1,512)	(26)

Net cash (used) provided by investing activities - forward	$(1,892)	$107

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Net cash used by operating activities - forwarded	$(1,162)	$(4,818)

Net cash (used) provided by investing activities - forward	(1,892)	107

Financing Activities:
Proceeds from exercise of stock options	25	-
Bank overdraft	(2)	89
Payment of Secured notes	(67)
Payment on capital leases	(126)	(28)

Net cash (used) provided by financing activities	(170)	61

Effect of exchange rate changes on cash	(129)	41

Net decrease in cash and cash equivalents	(3,353)	(4,609)
Cash and cash equivalents - beginning of period	5,878	10,189

Cash and cash equivalents - end of period	$2,525	$5,580

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$139	$13

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Basis of Presentation

KIT digital, Inc. ("we," "us," "our," the "Company" or "KIT digital"), through our operating subsidiaries, provides enterprise clients an end-to-end technology platform for managing Internet Protocol (“IP”)-based video assets across the browser, mobile device and IPTV set-top box-enabled television set.. We offer creative interface design, branding, strategic planning and technical integration services to complement our “VX”-branded software platform. Our business is divided into two segments: Digital Media Solutions and Professional Services (formerly “Agency Services”). Digital Media Solutions includes the delivery of IP video software solutions, including software-as-a-service (“SaaS”) fees, enterprise license fees, software usage fees, set-up/support services, storage, hardware components, content delivery, content syndication, and advertising-based monetization. Professional Services include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics.

On March 6, 2009, we filed a certificate of amendment of our certificate of incorporation to (i) effect a 1-for-35 reverse stock split of our common stock; (ii) decrease the total number of shares of common stock authorized to be issued from 500,000,000 shares to 30,000,000 shares; and (iii) eliminate the authorization of a class of preferred stock.  The changes made by the certificate of amendment were effective on March 9, 2009, and per share amounts in the accompanying financial statements have been adjusted for the reverse stock split.  As a result of the reverse stock split, we had 4,805,489 outstanding shares of common stock as of May 15, 2009.  Effective March 9, 2009, our ticker symbol on the OTC Bulletin Board was changed to “KDGL” from “KITD.”

The accompanying unaudited consolidated financial statements of KIT digital, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. The consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the our annual report on Form 10-K for the year ended December 31, 2008.

(2) Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of KIT digital, Inc., and all its wholly-owned subsidiaries. Included in the consolidation with wholly-owned subsidiary Kamera Content AB (“Kamera”) are Kamera’s 95%-owned subsidiary Kamera (S) PTE Ltd and its 55%-owned subsidiary Swegypt Company for Telecommunications (S.A.E).

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

Fair Value of Financial Instruments - On the first day of fiscal 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3). No Level 2 or Level 3 inputs were used to record assets or liabilities at fair value.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. See Note 6 for fair value hierarchy on the Derivative Liabilities.

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 2)

Investments	$200	$200	-	-

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. From time to time, we obtain collateral for our cash and cash equivalent accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts as of March 31, 2009 was $2,506.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. The allowance for doubtful accounts as of March 31, 2009 was $514. As of March 31, 2008, no customers made up more than 10% of our trade accounts receivable. As of March 31, 2009, two customers accounted for approximately 29.1% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited, and client payments have been made subsequent to March 31, 2009 which have had the effect of lowering the concentration of trade accounts receivable.

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

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of March 31, 2009, we had $2,001 of cash equivalents in an account that pays interest at LIBOR, plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days written notice.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Investments – Investments include an investment in a limited partnership fund which invests, on a hedged basis, primarily in the U.S. equity markets. This investment was made in March 2008 and is recorded at a fair value of $200.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for using the straight-line and declining balance methods of accounting over the estimated useful lives of the assets which range from one year to twenty years.

Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

Income Taxes - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense (or benefit) for the year is the sum of deferred tax expense (or benefit) and income taxes currently payable (or refundable). Deferred tax expense (or benefit) is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Intangible Assets - Amortizable intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. Goodwill is reviewed for impairment at least annually and all other intangible assets are reviewed for impairment if events or circumstances indicate that carrying amounts may not be recoverable (See Note 6).

Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.  As of March 31, 2009 and December 31, 2008, our reserves for excess and obsolete inventory were $120 and $157, respectively.

Derivative Financial Instruments - Upon the adoption of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” on January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception in paragraph 11(a) of Statement 133. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected in our income (loss).  The fair value of the investor warrants issued in the May 2008 private placement was $5,670 and $3,720 on January 1, 2009 and March 31, 2009, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Research and Development - Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. We doe not capitalize any software development costs, as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

Revenue Recognition - We recognize revenue in accordance with the following authoritative literature: AICPA Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements", which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  Revenues are derived principally from the delivery of digital media solutions and professional services. Our revenues include fees charged for software-as-a-service (“SaaS”), enterprise licenses, software usage, storage, software set-up/support services, hardware components, content delivery, content syndication fees, advertising-based monetization and professional services.  Revenue is recognized when the product and/or service has been provided to the customer. We may enter into agreements whereby we guarantee a minimum service level, or a minimum number of impressions, click-throughs or other criteria on our software platform’s points of distribution for a specified period. To the extent these guarantees are not met, we may defer recognition of the corresponding revenue until guaranteed delivery levels are achieved.

Stock-Based Compensation - On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.” Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options, warrants and restricted stock awards.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. For the three months ended March 31, 2009 and 2008, we recognized $280 and $4,001, respectively, of stock-based compensation expense in the consolidated statements of operations.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimates change based on the actual amount of forfeitures experienced.

On March 17, 2008, the Board of Directors adopted an incentive compensation plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan currently has reserved 857,143 shares of common stock for issuance. Under the 2008 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

Under the 2004 Stock Option Plan, we did not grant options to purchase shares of our common stock during the three months ended March 31, 2009. During the three months ended March 31, 2009, a total of 4,583 stock options vested, no stock options were cancelled or expired, no stock options were forfeited, and 40,694 stock options were unvested as of March 31, 2009. A total of 81,429 stock options were outstanding under this plan on March 31, 2009.

Under the 2008 Incentive Stock Plan, we granted options with exercise prices of $7.00 to purchase 93,374 shares of its common stock during the three months ended March 31, 2009. During the three months ended March 31, 2009, a total of 79,211 stock options vested, 8,820 stock options were exercised, and 22,750 stock options were cancelled, expired or forfeited with 321,298 stock options unvested as of March 31, 2009. A total of 481,988 stock options were outstanding under this plan on March 31, 2009.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Also included in non-cash compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued to Robin Smyth, our former Chief Financial Officer on March 30, 2008, that vest over 36 months from the issue date. During the year ended March 31, 2009, a total of 2,858 warrants vested with 22,857 warrants unvested as of March 31, 2009.

Net Income (Loss) Per Share - We compute net income (loss) per common share under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires us to report both basic net (loss) income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net (loss) income per share, which is based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding. All equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share because we had net losses for all periods presented and therefore equivalent shares would have an anti-dilutive effect.

Reclassification - Certain prior period amounts have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements –   In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51,” which will change the accounting for and reporting of business combination transactions and non-controlling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 were effective for the us on January 1, 2009. SFAS 141R had no impact on previously recorded acquisitions. SFAS 160 requires changes in classification and presentation of minority interests in the consolidated balance sheets, statements of operations and stockholders’ equity. We implemented these changes, which led to changes in the presentation of prior period results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the impact that this standard may have on our financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact that this standard may have on our financial statements.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. We are currently evaluating the impact that this standard may have on our financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) may have a material impact on our consolidated financial statements if or when it enters into another business transaction.

(3) Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, we have incurred losses, have an accumulated deficit, and have experienced negative cash flows. Our cash flows have improved sequentially over the last five operating quarters, and management expects cash flows from operating activities to continue to improve, primarily as a result of the ongoing increase in revenue and maintenance of reduced costs on a relative basis. Furthermore, in the event the Company has required working capital in the past, we have historically received advances from KIT Media, Ltd. (“KIT Media”), an entity controlled by our chairman and chief executive officer Kaleil Isaza Tuzman, at pricing in line with prevailing market availability. However, there can be no assurance thereof, and this raises doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we are unable to continue as a going concern.

(4) Acquisitions

On March 6, 2009, we acquired the remaining 49% outstanding share capital that we did not previously own in subsidiary Reality Group Pty. Ltd., in consideration of issuing the sellers 90,073 shares of our common stock for a total purchase price of $631.  Reality Group’s activities are part of the Professional Services segment of our business.

(5) Acquisition Liabilities

On March 9, 2009, we issued 300,539 shares of our common stock in satisfaction of a $1,500 acquisition liability incurred in connection with the acquisition of Kamera Content AB in 2008. This reduced the remaining total liability included in the Balance Sheet in “Acquisition liability - Kamera” to $1,500 as of March 31, 2009.

On March 31, 2009, we issued 163,044 shares of our common stock to the former shareholders of Visual Connection a.s., pursuant to the Visual Share Purchase Agreement dated October 5, 2008, in satisfaction of a $1,500 acquisition liablility. This reduced the liability included in the Balance Sheet in “Acquisition liability – Visual” to $1,075 and “Acquisition liability – Visual, net of current” to $538 as of March 31, 2009.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Derivative Liabilities

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”.  Under EITF 07-05, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11(a) of Statement 133.  The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  The difference between the amount at which the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in the accounting principle, and required an adjustment to the opening balance of retained earnings in the amount of $14,580.  The common shares indexed to the derivative financial instruments recorded as liabilities at January 1, 2009 and March 31, 2009 were 2,143.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton (“BSM”) option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to small changes in trading volatility and the trading market price of our common stock, and BSM does not effectively capture the cash-exercise nature of our warrants (and lack of liquidity in the underlying instrument). Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the variability of the BSM method, the volatility in these estimates, and any changes made in the assumptions upon which these estimates are predicated.

The following tables summarize the components of derivative liabilities as of March 31, 2009 and the re-measurement date, January 1, 2009:

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2009	Re-measurement date January 1, 2009
Investor warrants issued in May 2008 private placement	$(3,720)	$(5,670)

Significant assumptions (or ranges):
Trading market values (1)	$9.20	$5.25
Term (years)	4.11	4.35
Volatility (1)	59.34%	101.98%
Risk-free rate (2)	1.67%	1.55%
Effective Exercise price	$11.17	$5.92

Fair value hierarchy:

(1)
Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)
Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)
Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term and the effective exercise price which is based on the stated exercise price adjusted for anti-dilution provisions.

The effects on our income (loss) associated with changes in the fair values of our derivative financial instruments for the quarter ended March 31, 2009 was $1,950.

(7) Stock Issuances

On May 8, 2008, we entered into a Securities Purchase Agreement pursuant to which it sold 2,142,858 units to 35 accredited investors, each unit comprising of one share of common stock plus one warrant to purchase one share of common stock. The offering closed on May 8, 2008. The units were sold at a price of $7.00 per unit for aggregate gross proceeds of $15,000. The warrants have an exercise price of $11.90 per share and a term of five years. These warrants were valued under the BSM method as $20,250. The warrants provide the investors with full ratchet anti-dilution protection with relation to the exercise price of each warrant. KIT Media was the largest investor in the May 2008 Financing, investing $7,060 for a total of 1,008,572 units. Our Chief Executive Officer, Kaleil Isaza Tuzman, holds a controlling interest in KIT Media.

Pursuant to the terms of the Securities Purchase Agreement entered into with each of the accredited investors, we may be required to pay liquidated damages to the investors based on certain criteria. Upon the our request, KIT Media has allowed that the 1,008,572 shares of common stock and the 1,008,572 shares underlying warrants purchased by KIT Media in the May 2008 Financing be left unregistered to date. We failed to fulfill our obligations to file and have the registration statement made effective in the required time periods and owe approximately $117 in liquidated damages to the investors. This amount has been accrued and is included in accrued expenses and registration rights liquidated damages on the balance sheet and statement of operations, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

In connection with the May 2008 Financing, we paid the placement agents a cash fee of an aggregate $155. In addition, we issued to the placement agents 23,536 and 12,071 warrants to purchase shares of common stock with an exercise price of $0.35 and $11.90 per share exercisable for a period of five years and were valued under the BSM method as $222 and $118, respectively. In connection with the May 2008 Financing, we received net proceeds of $14,680 after payment of placement agents’ fees of $155, legal fees and expenses of $160 and escrow agent fees of $5.

On December 31, 2008, we completed the investment for $5,000 with KIT Capital as called for under the Management Agreement for the issue of 892,858 shares of common stock at $5.60 per share. In addition we issued to KIT Capital a warrant to purchase 580,358 shares of our common stock (representing 65% warrant coverage on KIT Capital’s investment, as compared to 100% warrant coverage in the May 2008 financing transaction), for a term of five years commencing on December 31, 2008, at an exercise price of $11.90 per share, subject to the occurrence of certain events that could potentially reduce the exercise price to $5.60 per share.

 (8) Restructuring Charges

In the quarter ended March 31, 2009, we recorded restructuring charges of $119 in the three months ended March 31, 2009. This amount is comprised of employee termination costs related to the reorganization of the Company of $47, facility closing costs of $72 related to the closing of one of the Melbourne, Australia offices.

In the quarter ended March 31, 2008, we recorded restructuring charges of $2,745 in the three month period ended March 31, 2008. This amount is comprised of employee termination costs related to the reorganization of the Company of $2,598 and contract settlement and facility closing costs of $147 related to the closing of the Clifton Park, New York office and vendor settlements related to the reorganization. Included in the employee termination costs are $2,397 related to the settlement of separation agreements as described below. On March 26, 2008 and March 30, 2008, the Company reached negotiated settlements with Robert Petty and Robin Smyth, respectively, restructuring their respective employment agreements, each of which involved one-time cash severance payments. In exchange for entering into new, "at will" employment agreements, Messrs. Petty and Smyth received upfront cash settlements of $675 and $275 respectively, as well as an aggregate of 7 million and 1.65 million fully vested warrants respectively to purchase the Company's common stock, at a strike price equal to the 3-day weighted average of closing price of the Company's common stock prior to the effective date. These warrants have been valued under the BSM method at $1,038. These warrants will become exercisable in 1/12 increments on a monthly basis starting six months from the effective date. Also, Mr. Smyth is to receive additional lump-sum payments of $200, less applicable tax withholding and deductions. Mr. Smyth's restructured employment agreement involved certain warrant-based incentives. Included in the $2,397 are cash payments of $1,150, $1,088 related to the valuation of the warrants and $209 in legal fees paid on behalf of Mr. Petty, which was part of Mr. Petty’s separation agreement.

(9) Other Non-Recurring Charges

In the quarter ended March 31, 2009, we have recorded other non-recurring charges of $244 in the three months ended March 31, 2009. This amount is related to the redundancy in staff and consultants during reorganization for the transition of technology infrastructure due to the centralizing of resources in our Toronto and Prague offices.

In the quarter ended March 31, 2008, we have recorded other non-recurring charges of $135 related to (a) the redundancy in staff and consultants during reorganization due to the centralizing of resources in Toronto and (b) corporate rebranding related to the reorganization.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(10) Impairment of Property and Equipment

In March 2008, we decided to downsize our office in London and move to another location to reduce costs. This included removing and abandoning the leasehold improvements and furniture and fixtures in the former London office. Due to this office relocation, we recorded an impairment charge for certain property and equipment, which totaled $229 during the year ended December 31, 2008. This amount was recorded as a loss on impairment of property and equipment in the Statement of Operations.

(11) Segment Reporting

We derive our revenue from two operating segments. These operating segments are presented on a worldwide basis and include: Digital Media Solutions and Professional Services.

Digital Media Solutions includes the comprehensive delivery of IP video software solutions, including SaaS fees, enterprise license fees, software usage fees, storage, set-up/support services, hardware components, content delivery, content syndication, and advertising-based monetization. Our IP digital asset management platform, branded as “VX”, allows for management of IP video assets for consumption on the computer browser, mobile devices and the IPTV set-top box enabled television set. Our software is generally hosted in our facilities, and delivered as a service, but we occasionally sell upfront enterprise licenses which allow for hosting and deployment of our VX suite at the client site.

Professional Services is designed to support and complement the Digital Media Solutions segment of our business, and includes technical integration services, interface design, branding, strategic planning, creative production, sponsorships, online marketing, media planning, data management and analytics.

The emphasis of our business is the Digital Media Solutions segment. As our operations continue to evolve, the Company will continue to regularly review the business to determine if there is a need to make changes to these reported segments.

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the following table provides revenue and segment income (loss) from operations for each of the segments. Segment income (loss) from operations, as shown below, is the performance measure used by management to assess segment performance and excludes the effects of: stock-based compensation, amortization of intangible assets and corporate expenses. Corporate expenses consist of those costs not directly attributable to a segment, and include: salaries and benefits for our corporate executives, corporate governance costs, fees for professional service providers including audit, legal, tax, insurance, and other corporate expenses.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue:
Digital Media Solutions	$8,828	$2,373
Professional Services	796	1,129

Total revenue	$9,624	$3,502

Operating income (loss):
Digital Media Solutions	$572	$(3,379)
Professional Services	(117)	13
Corporate	(1,961)	(7,445)
Total operating loss	$(1,506)	$(10,811)

	March 31,	December 31,
	2009	2008
	(unaudited)	(unaudited)
Assets:
Digital Media Solutions	$15,985	$15,901
Professional Services	872	836
Corporate	24,182	24,572
Total assets	$41,039	$41.309

(12) Subsequent Events

On April 8, 2009, we acquired 100% of the operating assets and assumed current liabilities of Narrowstep, Inc. (“Narrowstep”) in exchange for 25,000 shares of restricted common stock, 5,000 of which have been escrowed against indemnities entered into in connection with the Narrowstep asset purchase. Concurrently with the closing of the Narrowstep asset purchase, Granahan McCourt Capital, LLC, a shareholder of Narrowstep, lent $350 to us in the form of an interest-free convertible note, which has been used to cover technical and operational restructuring charges incurred in the asset purchase, and is convertible at our election into a future equity financing (“Convertible Note”). The Narrowstep assets did not have a material impact on our operations; the revenues from former Narrowstep clients represented less than 3% of our average monthly revenue as of May 13, 2009. KIT Media has subsequently agreed to participate in the Convertible Note under the same terms, or terms more favorable to us, at an amount equal or greater to $2,250.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

Overview

Through our operating subsidiaries, we are in the business of providing software solutions that enable our customers to manage and distribute video content through Internet websites, mobile devices and IPTV networks. Our core digital asset management software suite, marketed under the “KIT VX” brand, includes online and mobile video players, ingestion and trans-coding video content for Internet and mobile devices, IPTV set-top box development, IPTV recording and editing suite deployment, video content localization and syndication, digital rights management, hosting, storage,  content delivery and content syndication. We currently provide IP video solutions internationally through our offices in Dubai, Melbourne (Australia), Prague, Toronto, Stockholm, New York, London, Cairo, Singapore, Buenos Aires and Bogotá. To support IPTV enablement, we provide technical integration and integrated marketing solutions, including interface design services, branding, online marketing, data management and analytics.

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us,” or “our”), for the three months ended March 31, 2009 and 2008. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

As a component of our management’s review of the financial statements, our management recently reviewed and modified the categorization of costs in the Consolidated Statements of Operations. Management believes these changes in classifications present additional information to the readers of the financial statements and previously reported amounts were re-categorized to conform to the current presentation.

Results of Operations - Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. Consolidated revenue increased by $6,122 from $3,502 for the three months ended March 31, 2008 to $9,624 for the three months ended March 31, 2009, an increase of 175%.

Digital Media segment revenue increased by $6,455 from $2,373 for the three months ended March 31, 2008 to $8,828 for the three months ended March 31, 2009, an increase of 272%. The increase was principally due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Professional Services segment revenue decreased by $333 from $1,129 for the three months ended March 31, 2008 to $796 for the three months ended March 31, 2009, a decrease of 29%. The decrease was primarily from the decreases in spending by existing clients.

Variable and Direct Third Party Costs

Cost of Goods and Services. Cost of goods and services of $3,478 represents the costs by KIT digital Czech for the supply of IPTV solutions, services and components; no such expenses were incurred prior to the acquisition of KIT digital Czech in October 2008.

Hosting, Delivery and Reporting. These costs decreased by $233 from $515 for the three months ended March 31, 2009 to $282 for the three months ended March 31, 2009, a decrease of 45%. These costs decreased primarily due to the establishment of an internal datacenter which reduced our reliance on third party suppliers.

Content Costs. Content costs increased by $277 from $184 for the three months ended March 31, 2008 to $461 for the three months ended March 31, 2009, an increase of 151%. The increase is primarily due to the inclusion of costs from Kamera (acquired May 2008) not included in prior period results.

Direct Third Party Creative Production Costs. Direct third party creative production costs increased by $52 from $753 for the three months ended March 31, 2008 to $805 for the three months ended March 31, 2009, an increase of 7% attributable to higher costs in the Professional Services segment.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Exclusive of Non-Cash Stock-Based Compensation). These costs decreased by $910 from $4,323 for the three months ended March 31, 2008 to $3,413 for the three months ended March 31, 2009, a decrease of 21%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 which included a reduction in headcount and salary levels offset in part by increases due to our business acquisitions.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation expense decreased 93% by $3,721, from $4,001 for the three months ended March 31, 2008 to $280 for the three months ended March 31, 2009.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses decreased by $75 from $345 for the three months ended March 31, 2008 to $270 for the three months ended March 31, 2009, a decrease of 22%, primarily due to lower legal fees.

Office, Marketing and Other Corporate Costs. These expenses decreased by $121 from $838 for the three months ended March 31, 2008 to $717 for the three months ended March 31, 2009, a decrease of 14%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 and includes a reduction in marketing related expenses.

Merger and Acquisition and Investor Relation Expenses. Merger and acquisition and certain investor relation expenses were $378 for the three months ended March 31, 2009. There were no such expenses in the three months ended March 31, 2008.

Depreciation and Amortization. Depreciation and amortization expense increased 179% by $438 from $245 for the three months ended March 31, 2008 to $683 for the three months ended March 31, 2009. These costs have increased primarily due to the increases related to the acquisitions of KIT digital Czech in October 2008 and Kamera in May 2008.

Restructuring Charges. Restructuring charges decreased 96% by $2,626, from $2,745 for the three months ended March 31, 2008 to $119 for the three months ended March 31, 2009.

Other Non-Recurring Charges. Other non-recurring charges increased 81% by $109 from $135 for the three months ended March 31, 2008 to $244 for the three months ended March 31, 2009. These charges have increased primarily due to the migration of certain technical and operational functions from Toronto and Stockholm offices to our Prague office.

Impairment of Property and Equipment. Impairment of property and equipment was $229 for the three months ended March 31, 2008. In 2008, the impairment related to the abandonment of assets due to the downsizing of our London office.

Interest Income. Interest income decreased by $60 from $61 for the three months ended March 31, 2008 to $1 for the three months ended March 31, 2009, a decrease of 98%. This decrease was primarily due to a decrease in our cash and cash equivalents related to the timing of the proceeds from private placements.

Interest Expense. Interest expense increased by $125 from $14 for the three months ended March 31, 2008 to $139 for the three months ended March 31, 2009. This increase was due to the issuance of $1,500 of a senior secured note in November 2008 and the addition of debt and capital lease obligations acquired in the acquisition of Visual in October 2008

Amortization of Deferred Financing Costs. Amortization of deferred financing costs were $164 for the three months ended March 31, 2009. These costs result from the issuance of $1,500 of a senior secured note in November 2008.

Derivative income. Derivative income was $1,950 for the three months ended March 31, 2009. Under EITF 07-05 and FAS 133, the company recorded a reduction in the fair value of warrants containing reset provisions in the three months ended March 31, 2009.

Other Income/(Expense). Other income increased by $7. Other income was $22 for the three months ended March 31, 2008 as compared to other income of $29 for the three months ended March 31, 2009.

Net (Loss) Income. As a result of the factors described above, we reported net income of $168 for the three months ended March 31, 2009 compared to net loss of ($10,743) for the three months ended March 31, 2008, an improvement of $10,911, or 102%.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $2,525 and a working capital deficit of approximately $6,779, which if reduced for the acquisition liabilities for Kamera and Visual that can be paid in stock of $2,575 and the Derivative liability which is a non-cash valuation of $3,720, becomes a working capital deficit of $484. Management anticipates that going-forward, KIT digital will generate sufficient cash flows from its operating activities to meet its capital requirements. However, the Company may choose to raise equity capital from time to time to support general working capital needs, certain capital expenditures or potential acquisitions. KIT Media, Ltd., an entity controlled by Kaleil Isaza Tuzman, KIT digital's Chairman and Chief Executive Officer, has made advances to the Company and participated in such financings in the past, at competitive market levels, and may do so in the future.

Net cash used in operating activities was $1,162 for the three months ended March 31, 2009, compared to $4,818 for the three months ended March 31, 2008, a decrease of $3,656, or 76%. The decrease in net cash used in operating activities is primarily related to an increase in revenues from clients, and the reduction in general and administrative costs.

Net cash used by investing activities was $1,892 for the three months ended March 31, 2009, compared to net cash provided by investing activities of $107 for the three months ended March 31, 2008, an increase in net cash used in investing activities of $1,999. In 2009, this primarily consisted of cash paid into an investment of $200, cash paid in acquisition of Visual and purchase of property and equipment of $1,512 which is mainly a purchase of software.  In 2008, this primarily consisted of the release of restricted cash of $100, proceeds from sale of equipment of $33 and purchase of assets of $26.

Net cash used by financing activities was $170 for the three months ended March 31, 2009, compared net cash provided by financing activities of $61 for the three months ended March 31, 2008. In 2009, this primarily consisted of $25 in proceeds from exercise of stock options, payments of Secured Notes of $67 and payment of capital leases of $126. In 2008, this primarily consisted of a decrease of bank overdraft of $89 and payment of capital leases of $28.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2009 and 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimates. On an ongoing basis, we evaluate our estimates, the most significant of which include establishing allowances for inventories and doubtful accounts and determining the recoverability of our long-lived tangible and intangible assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenue in accordance with the following authoritative literature: AICPA Statement of Position (SOP) No. 97-2, Software Revenue Recognition and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  Revenues are derived principally from the delivery of digital media solutions and professional services. Our revenues include fees charged for software-as-a-service (“SaaS”), enterprise licenses, software usage, storage, software set-up/support services, hardware components, content delivery, content syndication fees, advertising-based monetization and professional services.  Revenue is recognized when the product and/or service has been provided to the customer. We may enter into agreements whereby we guarantee a minimum service level, or a minimum number of impressions, click-throughs or other criteria on our software platform’s points of distribution for a specified period. To the extent these guarantees are not met, we may defer recognition of the corresponding revenue until guaranteed delivery levels are achieved.

Inventories. We value inventories at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand.   Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of March 31, 2009, our reserve for excess and obsolete inventory was $120.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of the specific identification method and analysis of the aging of accounts receivable to establish an allowance for losses on accounts receivable. The allowance for doubtful accounts as of March 31, 2009 was $514.

Tangible and Intangible Asset Impairment. We review our long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. In assessing the recoverability of our goodwill, we review goodwill for impairment at each reporting period to determine whether events and circumstances continue to support the indefinite useful life of the asset. Then, we perform the first step of the goodwill impairment test which compares the fair value of the reporting unit with its carrying value, including goodwill. The fair value of the reporting unit is based on expected future cash flows associated with the group of assets. This valuation method is used if quoted market prices are not available. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIT DIGITAL, INC.

Dated: May 20, 2009	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: May 20, 2009	By:	/s/ Jonathan Hirst
Jonathan Hirst
Chief Financial Officer (principal financial and accounting officer)