Form 10-Q/A
period 2009-03-31
KIT digital, Inc.
filed 2009-06-24
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1
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

+1 (646) 502-7484
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

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2009.  This Amendment No. 1 is being filed solely to make corrections to typographical errors contained within Part I, Item 1, “Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-Q as originally filed.   All other information in the Form 10-Q, including the financial statements, is unchanged from the original filing.  This filing amends only the items specified above and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

KIT digital, Inc.

 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31, 2009	December 31, 2008 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,525	$5,878
Investments	200	-
Accounts receivable, net	9,073	8,331
Inventory, net	1,088	2,130
Other current assets	2,943	1,539
Total current assets	15,829	17,878

Property and equipment, net	4,128	2,928
Deferred tax assets	64	64
Software, net	2,087	2,265
Customer list, net	2,765	2,988
Domain names, net	16	19
Goodwill	16,150	15,167
Total assets	$41,039	$41,309

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$1,454	$1,456
Capital lease and other obligations	356	395
Secured notes payable	934	966
Senior secured notes payable, net of debt discount of $412 and $550	1,088	950
Accounts payable	6,649	5,775
Accrued expenses	3,447	2,240
Income tax payable	152	160
Acquisition liability – Kamera	1,500	3,000
Acquisition liability – Visual	1,075	2,218
Derivative liability	3,720	-
Other current liabilities	2,233	3,818
Total current liabilities	22,608	20,978

Capital lease and other obligations, net of current	862	949
Secured notes payable, net of current	202	236
Acquisition liability - Visual, net of current	538	1,075
Total liabilities	24,210	23,238

Equity:
Stockholders’ equity:
Common stock, $0.0001 par value: authorized 30,000,000 shares; issued and outstanding 4,745,756 and 4,183,280, respectively	-	-
Additional paid-in capital	84,868	101,057
Accumulated deficit	(67,751)	(82,499)
Accumulated other comprehensive loss	(288)	(250)
Total stockholders' equity	16,829	18,308
Non-controlling interest	-	(237)
Total equity	16,829	18,071
Total liabilities and equity	$41,039	$41,309

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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Revenue	$9,624	$3,502

Variable and direct third party costs:
Cost of goods and services	3,478	-
Hosting, delivery and reporting	282	515
Content costs	461	184
Direct third party creative production costs	805	753
Total variable and direct third party costs	5,026	1,452

Gross profit	4,598	2,050

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $280 and $4,001, respectively)	3,693	8,324
Legal, accounting, audit and other professional service fees	270	345
Office, marketing and other corporate costs	717	838
Merger and acquisition and investor relations expenses	378	-
Depreciation and amortization	683	245
Restructuring charges	119	2,745
Other non-recurring charges	244	135
Impairment of property and equipment	-	229
Total general and administrative expenses	6,104	12,861

Income (Loss) from operations	(1,506)	(10,811)

Interest income	1	61
Interest expense	(139)	(14)
Amortization of deferred financing costs and debt discount	(164)	-
Derivative income	1,950	-
Other income	29	22

Net income (loss) before income taxes	171	(10,742)
Income tax expense	(3)	(1)

Net income (loss)	168	(10,743)
Plus: Net loss attributable to the non-controlling interest	-	96

Net income (loss) available to common shareholders	$168	$(10,647)

Basic net income (loss) per common share	$0.04	$(9.57)
Diluted net income (loss) per common share	$0.04	$(9.57)
Basic weighted average common shares outstanding	4,289,630	1,112,459
Diluted weighted average common shares outstanding	4,473,679	1,112,459

Comprehensive income (loss):
Net loss	$168	$(10,647)
Foreign currency translation gain (loss)	(37)	64
Comprehensive income (loss)	$131	$(10,583)

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

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Basis of Presentation

KIT digital, Inc. ("we," "us," "our," the "Company" or "KIT digital"), through our operating subsidiaries, provides enterprise clients an end-to-end technology platform for managing Internet Protocol (“IP”)-based video assets across the browser, mobile device and IPTV set-top box-enabled television set. We offer creative interface design, branding, strategic planning and technical integration services to complement our “VX”-branded software platform. Our business is divided into two segments: Digital Media Solutions and Professional Services (formerly “Agency Services”). Digital Media Solutions includes the delivery of IP video software solutions, including software-as-a-service (“SaaS”) fees, enterprise license fees, software usage fees, set-up/support services, storage, hardware components, content delivery, content syndication, and advertising-based monetization. Professional Services include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Research and Development - Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. We do not capitalize any software development costs, as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Derivative Liabilities

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”.  Under EITF 07-05, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11(a) of Statement 133.  The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  The difference between the amount at which the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in the accounting principle, and required an adjustment to the opening balance of retained earnings in the amount of $14,580.  The common shares indexed to the derivative financial instruments recorded as liabilities at January 1, 2009 and March 31, 2009 were 2,142,858.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue:
Digital Media Solutions	$8,828	$2,373
Professional Services	796	1,129

Total revenue	$9,624	$3,502

Operating income (loss):
Digital Media Solutions	$572	$(3,379)
Professional Services	(117)	13
Corporate	(1,961)	(7,445)
Total operating loss	$(1,506)	$(10,811)

	March 31,	December 31,
	2009	2008
	(unaudited)	(unaudited)
Assets:
Digital Media Solutions	$15,985	$15,901
Professional Services	872	836
Corporate	24,182	24,572
Total assets	$41,039	$41,309

(12) Subsequent Events

On April 8, 2009, we acquired 100% of the operating assets and assumed current liabilities of Narrowstep, Inc. (“Narrowstep”) in exchange for 25,000 shares of restricted common stock, 5,000 of which have been escrowed against indemnities entered into in connection with the Narrowstep asset purchase. Concurrently with the closing of the Narrowstep asset purchase, Granahan McCourt Capital, LLC, a shareholder of Narrowstep, lent $350 to us in the form of an interest-free convertible note, which has been used to cover technical and operational restructuring charges incurred in the asset purchase, and is convertible at our election into a future equity financing (“Convertible Note”). The Narrowstep assets did not have a material impact on our operations; the revenues from former Narrowstep clients represented less than 3% of our average monthly revenue as of May 13, 2009. In May and June 2009, in order to support our strategic initiative, KIT Media made available to us advances of $2,500, convertible into future common stock offering, at terms identical to those of outside investors.

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

Hosting, Delivery and Reporting. These costs decreased by $233 from $515 for the three months ended March 31, 2008 to $282 for the three months ended March 31, 2009, a decrease of 45%. These costs decreased primarily due to the establishment of an internal datacenter which reduced our reliance on third party suppliers.

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

KIT DIGITAL, INC.

Dated: June 23, 2009	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: June 23, 2009	By:	/s/ Jonathan Hirst
Jonathan Hirst
Chief Financial Officer (principal financial and accounting officer)