Form 10-Q
period 2009-06-30
KIT digital, Inc.
filed 2009-08-19
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

+1 (212) 661-4111
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
Yes ☐   No ☒

As of August 17, 2009, there were 4,819,591 shares of the registrant’s common stock outstanding.

KIT digital, Inc.

  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30, 2009	December 31, 2008 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,736	$5,878
Investments	200	-
Accounts receivable, net	14,222	8,331
Inventory, net	1,523	2,130
Other current assets	2,152	1,539
Total current assets	20,833	17,878

Property and equipment, net	4,131	2,928
Deferred tax assets	74	64
Software, net	1,910	2,265
Customer list, net	2,854	2,988
Domain names, net	14	19
Goodwill	16,150	15,167
Total assets	$45,966	$41,309

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$1,108	$1,456
Capital lease and other obligations	363	395
Secured notes payable	1,326	966
Senior secured notes payable, net of debt discount of $275 and $550	1,075	950
Notes payable, net of debt discount of $238 and $0	2,383	-
Accounts payable	7,831	5,775
Accrued expenses	5,336	2,240
Income tax payable	180	160
Acquisition liability – Kamera	1,500	3,000
Acquisition liability – Visual	1,075	2,218
Derivative liability	2,094	-
Other current liabilities	2,052	3,818
Total current liabilities	26,323	20,978

Capital lease and other obligations, net of current	865	949
Secured notes payable, net of current	206	236
Acquisition liability - Visual, net of current	538	1,075
Total liabilities	27,932	23,238

Equity:
Stockholders’ equity:
Common stock, $0.0001 par value: authorized 30,000,000 shares; issued and outstanding 4,811,379 and 4,183,280, respectively	-	-
Additional paid-in capital	86,148	101,057
Accumulated deficit	(68,241)	(82,499)
Accumulated other comprehensive loss	127	(250)
Total stockholders' equity	18,034	18,308
Non-controlling interest	-	(237)
Total equity	18,034	18,071
Total liabilities and equity	$45,966	$41,309

(A) - Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on April 15, 2009.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$10,494	$5,485	$20,118	$8,987

Variable and direct third party costs:
Cost of goods and services	3,634	-	7,112	-
Hosting, delivery and reporting	414	587	696	1,102
Content costs	357	635	818	819
Direct third party creative production costs	1,153	1,220	1,958	1,973
Total variable and direct third party costs	5,558	2,442	10,584	3,894

Gross profit	4,936	3,043	9,534	5,093

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $272, $73, $552 and $4,074, respectively)	3,481	4,157	7,174	12,481
Legal, accounting, audit and other professional service fees	160	269	430	614
Office, marketing and other corporate costs	896	928	1,613	1,766
Merger and acquisition and investor relations expenses	351	-	729	-
Depreciation and amortization	910	354	1,593	599
Restructuring charges	195	146	314	2,891
Other non-recurring charges	747	510	991	645
Impairment of property and equipment	-	-	-	228
Total general and administrative expenses	6,740	6,364	12,844	19,224

Loss from operations	(1,804)	(3,321)	(3,310)	(14,131)

Interest income	3	29	4	90
Interest expense	(178)	(40)	(317)	(54)
Amortization of deferred financing costs and debt discount	(449)	-	(613)	-
Derivative income	1,626	-	3,576	-
Other income	311	111	340	132

Net loss before income taxes	(491)	(3,221)	(320)	(13,963)

Income tax (expense) benefit	1	-	(2)	(1)

Net loss	(490)	(3,221)	(322)	(13,964)
Plus: Net (income) loss attributable to the non-controlling interest	-	(89)	-	7

Net loss available to common shareholders	$(490)	$(3,310)	$(322)	$(13,957)

Basic and diluted net loss per common share	$(0.11)	$(1.40)	$(0.07)	$(8.03)
Weighted average common shares outstanding	4,322,798	2,365,743	4,535,629	1,739,101

Comprehensive income (loss):
Net loss	$(490)	$(3,310)	$(322)	$(13,957)
Foreign currency translation	414	(85)	377	(21)
Comprehensive income (loss)	$(76)	$(3,395)	$55	$(13,978)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Operating Activities:
Net loss	$(322)	$(13,957)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	205	94
Depreciation	785	230
Amortization of intangible assets	808	369
Amortization of deferred financing costs	54	-
Amortization of debt discount	560	-
Derivative income	(3,576)	-
Loss on impairment of property and equipment	-	228
Loss on impairment of goodwill	-	1,038
Non-cash stock based compensation	631	4,074
Non-cash stock for services	41	-
Gain on bargain purchase	(26)	-
Non-controlling interest	-	(7)

Changes in assets and liabilities:
Accounts receivable	(5,795)	(1,216)
Inventories	607	-
Other assets	(576)	220
Accounts payable	1,249	(590)
Accrued expenses	3,094	1,050
Income tax payable	-	(23)
Other liabilities	(1,607)	229
Total adjustments	(3,546)	5,696

Net cash used by operating activities - forward	(3,868)	(8,261)

Investing Activities:
Release of restricted cash	-	100
Cash paid into investments	(200)	-
Cash received in acquisition of Narrowstep	279	-
Cash paid for completion of acquisition of Sputnik	-	(4,563)
Cash paid in acquisition of Kamera	-	(4,500)
Cash received in acquisition of Kamera	-	271
Cash paid in acquisition of Visual	(180)	-
Proceeds from sale of equipment	-	33
Purchase of equipment	(1,566)	(582)

Net cash used by investing activities - forward	$(1,667)	$(9,241)

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008

Net cash used by operating activities - forwarded	$(3,868)	$(8,261)

Net cash used by investing activities - forward	(1,667)	(9,241)

Financing Activities:
Proceeds from issuance of notes payable	2,600	-
Proceeds from private placement, net	-	14,710
Proceeds from exercise of stock options	27	6
Bank overdraft	(348)	51
Proceeds from issuance of secured notes	352	-
Payments of secured notes	(43)	-
Payments of senior secured note	(150)	-
Payment on capital leases	(210)	(60)

Net cash provided by financing activities	2,228	14,707

Effect of exchange rate changes on cash and cash equivalents	165	(86)

Net decrease in cash and cash equivalents	(3,142)	(2,881)
Cash and cash equivalents - beginning of period	5,878	10,189

Cash and cash equivalents - end of period	$2,736	$7,308

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$178	$53

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

On March 6, 2009, we filed a certificate of amendment of our certificate of incorporation to (i) effect a 1-for-35 reverse stock split of our common stock; (ii) decrease the total number of shares of common stock authorized to be issued from 500,000,000 shares to 30,000,000 shares; and (iii) eliminate the authorization of a class of preferred stock.  The changes made by the certificate of amendment were effective on March 9, 2009, and per share amounts in the accompanying financial statements have been adjusted for the reverse stock split.  On August 13, 2009, our common stock began trading on the NASDAQ Global Market exchange under the ticker symbol “KITD.” Previously, our ticker symbol was “KDGL”, as quoted on the OTC Bulletin Board.

The accompanying unaudited consolidated financial statements of KIT digital, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financial statements not misleading have been included. The consolidated results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the our annual report on Form 10-K for the year ended December 31, 2008.

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

Fair Value of Financial Instruments - On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3). No Level 2 or Level 3 inputs were used to record assets or liabilities at fair value.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. See Note 6 for fair value hierarchy on the Derivative Liabilities.

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 2)

Investments	$200	$200	-	-

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. From time to time, we obtain collateral for our cash and cash equivalent accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts as of June 30, 2009 was $2,720.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. The allowance for doubtful accounts as of June 30, 2009 was $1,267. As of June 30, 2009, two customers accounted for approximately 25.8% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of June 30, 2009, we had $2,001 of cash equivalents in an account that pays interest at LIBOR, plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days written notice.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited )

Investments – Investments include an investment in a limited partnership fund which invests, on a hedged basis, primarily in the U.S. equity markets. This investment was made in March 2009 and is recorded at a fair value of $200.

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

Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.  As of June 30, 2009 and December 31, 2008, our reserves for excess and obsolete inventory were $135 and $157, respectively.

Derivative Financial Instruments - Upon the adoption of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” on January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception in paragraph 11(a) of Statement 133. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected in our income (loss).  The fair value of the investor warrants issued in the May 2008 private placement was $5,670 and $2,094 on January 1, 2009 and June 30, 2009, respectively.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. For the six months ended June 30, 2009 and 2008, we recognized $552 and $4,074, respectively, of stock-based compensation expense in the consolidated statements of operations.

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

Under the 2004 Stock Option Plan, we did not grant options to purchase shares of our common stock during the six months ended June 30, 2009. During the six months ended June 30, 2009, a total of 9,166 stock options vested, no stock options were cancelled or expired, no stock options were forfeited, and 36,111 stock options were unvested as of June 30, 2009. A total of 81,429 stock options were outstanding under this plan on June 30, 2009.

Under the 2008 Incentive Stock Plan, we granted options with exercise prices of $7.00 to purchase 87,119 shares of our common stock during the six months ended June 30, 2009. During the six months ended June 30, 2009, a total of 10,014 stock options vested, 9565 stock options were exercised, and 56,484 stock options were cancelled, expired or forfeited with 259,887 stock options unvested as of June 30, 2009. A total of 447,553 stock options were outstanding under this plan on June 30, 2009.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Also included in non-cash compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued to Robin Smyth, our former Chief Financial Officer on March 30, 2008, that vest over 36 months from the issue date. During the six months ended June 30, 2009, a total of 5,714 warrants vested with 20,000 warrants unvested as of June 30, 2009.

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

Recent Accounting Pronouncements –   In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. As of June 30, 2009, the Company did not have any debt securities that had other-than-temporary impairments that contained both a credit and non-credit component. Accordingly, adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 consolidated financial statements for subsequent events through August 10, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of SFAS 168 will only impact references for accounting guidance.

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

(3) Notes Payable

On May 1, 2009, we issued a convertible interim promissory note up to a maximum of $5,000 to KIT Media, Ltd. of which we received gross proceeds of $2,250 in the quarter ended June 30, 2009. Interest is payable monthly in arrears at 8% and matures on April 30, 2010.  The principal is due at maturity. A debt discount of $448 was recorded related to this debt and is being amortized thru the conversion date of August 18, 2009. As of August 18, 2009, we converted these notes into our common stock as part of the public offering.

On April 8, 2009, we received gross proceeds of $350 related to the issuance of a convertible note to Granahan McCourt Capital, LLC. The note is interest free.  The principal is due at maturity. A debt discount of $75 was recorded related to this debt and was amortized thru June 30, 2009. As of August 18, 2009, we converted these notes into our common stock as part of the public offering.

(4) Acquisitions

On March 6, 2009, we acquired the remaining 49% outstanding share capital that we did not previously own in subsidiary Reality Group Pty. Ltd., in consideration of issuing the sellers 90,073 shares of our common stock for a total purchase price of $631.  Reality Group’s activities are part of the Professional Services segment of our business.

On April 8, 2009, we acquired certain of the operating assets and assumed specified liabilities of Narrowstep, Inc. (“Narrowstep”) in an asset purchase agreement, in exchange for 25,000 shares of restricted common stock valued at $213. The Company has allocated the aggregate cost of the acquisition to net tangible and identifiable intangible assets based on their estimated fair values.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (April 8, 2009).

Current assets	$670
Property and equipment	296
Intangible assets - customer lists	313
Total assets acquired	1,279

Current liabilities	1,040
Total liabilities assumed	1,040

Net assets acquired	$239

Gain on bargain purchase	$26

A gain on bargain purchase of $26 was recorded to other income in the three months ended June 30, 2009.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Acquisition Liabilities

On March 9, 2009, we issued 300,539 shares of our common stock in satisfaction of a $1,500 acquisition liability incurred in connection with the acquisition of Kamera Content AB (“Kamera”) in 2008. This reduced the remaining total liability included in the Balance Sheet in “Acquisition liability - Kamera” to $1,500 as of June 30, 2009.

On March 31, 2009, we issued 163,044 shares of our common stock to the former shareholders of Visual Connection a.s. (“Visual”), pursuant to the Visual Share Purchase Agreement dated October 5, 2008, in satisfaction of a $1,500 acquisition liablility. This reduced the liability included in the Balance Sheet in “Acquisition liability – Visual” to $1,075 and “Acquisition liability – Visual, net of current” to $538 as of June 30, 2009.

(6) Derivative Liabilities

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”.  Under EITF 07-05, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11(a) of Statement 133.  The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those Warrants, at their fair value to liabilities.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  The difference between the amount at which the warrants were originally recorded in the financials and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in the accounting principle, and required an adjustment to the opening balance of retained earnings in the amount of $14,580.  The common shares indexed to the derivative financial instruments recorded as liabilities at January 1, 2009 and June 30, 2009 were 2,142,858.

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

The following tables summarize the components of derivative liabilities as of June 30, 2009 and the re-measurement date, January 1, 2009:

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2009	Re-measurement date January 1, 2009
Investor warrants issued in May 2008 private placement	$(2,094)	$(5,670)

Significant assumptions (or ranges):
Trading market values (1)	$7.37	$5.25
Term (years)	3.86	4.35
Volatility (1)	43.80%	101.98%
Risk-free rate (2)	2.09%	1.55%
Effective Exercise price	$7.00	$5.92

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

The effects on our income (loss) associated with changes in the fair values of our derivative financial instruments for the three and six months ended June 30, 2009 was $1,626 and 3,576, respectively.

(7) Stock Issuances

During the quarter ended March 31, 2009, we issued 562,476 shares of common stock. Of this amount we issued 8,820 shares from the exercise of stock options and received $25 in gross proceeds.

During the quarter ended June 30, 2009, we issued 65,623 shares of common stock. Of this amount, we issued 748 shares from the exercise of stock options and received $2 in gross proceeds.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Restructuring Charges

The Company recorded restructuring charges of $314 in the six months ended June 30, 2009. This amount is comprised of employee termination costs related to the reorganization of the Company of $143 and facility closing costs of $171 related to the closing of one of the Melbourne, Australia offices and one of the Dubai, UAE offices.

The Company recorded restructuring charges of $2,891 in the six months ended June 30, 2008. This amount is comprised of employee termination costs related to the reorganization of the Company of $2,653, contract settlement and facility closing costs of $238 related to the closing of the Clifton Park, New York office and the closing of one of the Melbourne, Australia offices, and vendor settlements related to the reorganization. Included in the employee termination costs are $2,397 related to the settlement of separation agreements as described below. On March 26, 2008 and March 30, 2008, the Company reached negotiated settlements with Robert Petty and Robin Smyth, respectively, restructuring their respective employment agreements, each of which involved one-time cash severance payments. In exchange for entering into new, “at will” employment agreements, Messrs. Petty and Smyth will receive upfront cash settlements of $675 and $275, respectively, as well as fully-vested warrants to purchase an aggregate of 7 million and 1.65 million shares, respectively, of the Company’s common stock, at a strike price equal to the 3-day weighted average of closing price of the Company’s common stock prior to the effective date. These warrants have been valued under the Black-Scholes-Merton method at $1,038. These warrants will become exercisable in 1/12 increments on a monthly basis starting six months from the effective date. Also, Mr. Smyth is to receive additional lump-sum payments of $200, less applicable tax withholding and deductions. As of June 30, 2009, Mr. Smyth received $75 of these payments. Mr. Smyth’s restructured employment agreement involves certain warrant-based incentives which can be earned over a period of 3 years based on ongoing service to the Company. As part of their respective settlements, Messrs. Petty and Smyth agreed to vote their preferred shares according to the Company’s designation. Included in the $2,397, are cash payments of $1,150, $1,088 related to the valuation of the warrants and $209 in legal fees paid on behalf of Mr. Petty which is part of Mr. Petty’s separation agreement.

(9) Other Non-Recurring Charges

The Company has recorded other non-recurring charges of $991 in the six months ended June 30, 2009 related to the redundancy in staff and consultants during reorganization , corporate rebranding related to the reorganization, integration of acquired companies and assets, and legal and consulting fees related to financing.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(10) Impairment of Property and Equipment

In March 2008, we decided to downsize our office in London and move to another location to reduce costs. This included removing and abandoning the leasehold improvements and furniture and fixtures in the former London office. Due to this office relocation, we recorded an impairment charge for certain property and equipment, which totaled $229, during the six months ended June 30, 2008. This amount was recorded as a loss on impairment of property and equipment in the Statement of Operations.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Digital Media	$8.946	$3,480	$17,774	$5,853
Professional Services	1,548	2,005	2,344	3,134

Total revenue	$10,494	$5,485	$20,118	$8,987

Operating (loss) income:
Digital Media	$582	$(2,227)	$1,154	$(5,606)
Professional Services	64	176	(53)	189
Corporate	(2,450)	(1,270)	(4,411)	(8,714)
Total operating (loss) income	$(1,804)	$(3,321)	$(3,310)	$(14,131)

	June 30,		December 31,
	2009		2008
Assets:
Digital Media	$22,495		$15,901
Professional Services	1,517		836
Corporate	21,954		24,572
Total assets	$45,966		$41,309

(12) Subsequent Events

On August 18, 2009, we completed the sale of 3,960,000 shares of our common stock at a price of $7.00 per share in a public offering, 3,410,000 shares were sold by us and 550,000 shares were sold by certain existing, unaffiliated stockholders. The gross proceeds of the common stock sold by us was $23,870. We did not receive any proceeds from the sale of shares by the selling stockholders. In connection with the public offering, we received net cash proceeds of approximately $18,200 after underwriting discounts, commissions and fees, legal fees and expenses, other fees and the conversion of interim promissory notes of $3,350 payable to KIT Media and $350 payable to Granahan McCourt Capital, LLC.

KIT Media, Ltd., our largest single stockholder, controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, has purchased $4,004 of common stock (572,000 shares) in this August 18, 2009 offering, in part through the conversion into common stock of an interim note payable by us in the amount of $3,350. All shares sold to KIT Media were at the same price and on the same terms as the other investors in this offering. Gavin Campion, our President, is also an investor in KIT Media, as are several members of our board of directors.

On August 18, 2009, we repaid the entire principal balance of the non-convertible note of $1,275 owed to Genesis Merchant Partners, LP.

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

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us,” or “our”), for the three and six months ended June 30, 2009 and 2008. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

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

Results of Operations - Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Consolidated revenue increased by $5,009 from $5,485 for the three months ended June 30, 2008 to $10,494 for the three months ended June 30, 2009, an increase of 91%.

Digital Media segment revenue increased by $5,466 from $3,480 for the three months ended June 30, 2008 to $8,946 for the three months ended June 30, 2009, an increase of 157%. The increase was principally due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Professional Services segment revenue decreased by $457 from $2,005 for the three months ended June 30, 2008 to $1,548 for the three months ended June 30, 2009, a decrease of 23%. The decrease was primarily from the decreases in spending by existing clients.

Variable and Direct Third Party Costs

Cost of Goods and Services. Cost of goods and services of $3,634 represents the costs for the supply of IPTV solutions, services and components; no expenses were classified as such prior to the acquisition of Visual in October 2008.

Hosting, Delivery and Reporting. These costs decreased by $173 from $587 for the three months ended June 30, 2008 to $414 for the three months ended June 30, 2009, a decrease of 29%. These costs decreased primarily due to the establishment of an internal datacenter which reduced our reliance on third party suppliers.

Content Costs. Content costs decreased by $278 from $635 for the three months ended June 30, 2008 to $357 for the three months ended June 30, 2009, a decrease of 44%. The decrease is primarily due to the elimination of monthly minimum guarantees with many content providers and the reduction in content providers.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $67 from $1,220 for the three months ended June 30, 2008 to $1,153 for the three months ended June 30, 2009, a decrease of 5% attributable to lower costs in the Professional Services segment.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Exclusive of Non-Cash Stock-Based Compensation). These costs decreased by $875 from $4,084 for the three months ended June 30, 2008 to $3,209 for the three months ended June 30, 2009, a decrease of 21%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 which included a reduction in headcount and salary levels offset in part by increases due to our business acquisitions.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation expense increased 273% by $199, from $73 for the three months ended June 30, 2008 to $272 for the three months ended June 30, 2009.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses decreased by $109 from $269 for the three months ended June 30, 2008 to $160 for the three months ended June 30, 2009, a decrease of 41%, primarily due to lower legal fees.

Office, Marketing and Other Corporate Costs. These expenses decreased by $32 from $928 for the three months ended June 30, 2008 to $896 for the three months ended June 30, 2009, a decrease of 3%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 and includes a reduction in marketing related expenses.

Merger and Acquisition and Investor Relation Expenses. Merger and acquisition and certain investor relation expenses were $351 for the three months ended June 30, 2009. There were no such expenses in the three months ended June 30, 2008.

Depreciation and Amortization. Depreciation and amortization expense increased 157% by $556 from $354 for the three months ended June 30, 2008 to $910 for the three months ended June 30, 2009. These costs have increased primarily due to the increases related to the acquisitions of Kamera in May 2008 and Visual in October 2008.

Restructuring Charges. Restructuring charges increased 34% by $49, from $146 for the three months ended June 30, 2008 to $195 for the three months ended June 30, 2009.

Other Non-Recurring Charges. Other non-recurring charges increased 46% by $237 from $510 for the three months ended June 30, 2008 to $747 for the three months ended June 30, 2009. These charges have increased primarily due to the migration of certain technical and operational functions from Toronto and Stockholm offices to our Prague office.

Interest Income. Interest income decreased by $26 from $29 for the three months ended June 30, 2008 to $3 for the three months ended June 30, 2009, a decrease of 90%. This decrease was primarily due to a decrease in our cash and cash equivalents related to the timing of the proceeds from our May 2008 private placement.

Interest Expense. Interest expense increased by $138 from $40 for the three months ended June 30, 2008 to $178 for the three months ended June 30, 2009. This increase was primarily due to the issuance of a $1,500 senior secured note in November 2008 and the addition of debt and capital lease obligations acquired in the acquisition of Visual in October 2008

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount were $449 for the three months ended June 30, 2009. These costs resulted from the issuance of $1,500 of a senior secured note in November 2008 and interim promissory notes payable of $2,250 to KIT Media Ltd. and $350 to Granahan McCourt Capital, LLC during the quarter ended June 30, 2009.

Derivative income. Derivative income was $1,626 for the three months ended June 30, 2009. Under EITF 07-05 and FAS 133, the company recorded a reduction in the fair value of warrants containing reset provisions in the three months ended June 30, 2009.

Other Income/(Expense). Other income increased by $200. Other income was $111 for the three months ended June 30, 2008 as compared to other income of $311 for the three months ended June 30, 2009. This increase was primarily due to the gain on settlement of a non-operating liability and a gain on the bargain purchase of Narrowstep.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $490 for the three months ended June 30, 2009 compared to net loss of $3,310 for the three months ended June 30, 2008, an improvement of $2,820, or 85%.

Results of Operations - Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Consolidated revenue increased by $11,131 from $8,987 for the six months ended June 30, 2008 to $20,118 for the six months ended June 30, 2009, an increase of 124%.

Digital Media segment revenue increased by $11,921 from $5,853 for the six months ended June 30, 2008 to $17,774 for the six months ended June 30, 2009, an increase of 204%. The increase was principally due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Professional Services segment revenue decreased by $790 from $3,134 for the six months ended June 30, 2008 to $2,344 for the six months ended June 30, 2009, a decrease of 25%. The decrease was primarily from the decreases in spending by existing clients.

Variable and Direct Third Party Costs

Cost of Goods and Services. Cost of goods and services of $7,112 represents the costs for the supply of IPTV solutions, services and components; no expenses were classified as such prior to the acquisition of Visual in October 2008.

Hosting, Delivery and Reporting. These costs decreased by $406 from $1,102 for the six months ended June 30, 2008 to $696 for the six months ended June 30, 2009, a decrease of 37%. These costs decreased primarily due to the establishment of an internal datacenter which reduced our reliance on third party suppliers.

Content Costs. Content costs were $819 for the six months ended June 30, 2008 and $818 for the six months ended June 30, 2009. These costs are the same primarily due to the increase related to the inclusion of costs from Kamera (acquired May 2008) not included in prior period results offset by the decrease which is primarily due to the elimination of monthly minimum guarantees with many content providers and the reduction in content providers..

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $15 from $1,973 for the six months ended June 30, 2008 to $1,958 for the six months ended June 30, 2009, a decrease of 1% attributable to lower costs in the Professional Services segment.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Exclusive of Non-Cash Stock-Based Compensation). These costs decreased by $1,785 from $8,407 for the six months ended June 30, 2008 to $6,622 for the six months ended June 30, 2009, a decrease of 21%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 which included a reduction in headcount and salary levels offset in part by increases due to our business acquisitions.

Non-Cash Stock-Based Compensation. Non-cash stock-based compensation expense decreased 86% by $3,522, from $4,074 for the six months ended June 30, 2008 to $552 for the six months ended June 30, 2009.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses decreased by $184 from $614 for the six months ended June 30, 2008 to $430 for the six months ended June 30, 2009, a decrease of 30%, primarily due to lower legal fees.

Office, Marketing and Other Corporate Costs. These expenses decreased by $153 from $1,766 for the six months ended June 30, 2008 to $1,613 for the six months ended June 30, 2009, a decrease of 9%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 and includes a reduction in marketing related expenses.

Merger and Acquisition and Investor Relation Expenses. Merger and acquisition and certain investor relation expenses were $729 for the six months ended June 30, 2009. There were no such expenses in the six months ended June 30, 2008.

Depreciation and Amortization. Depreciation and amortization expense increased 166% by $994 from $599 for the six months ended June 30, 2008 to $1,593 for the six months ended June 30, 2009. These costs have increased primarily due to the increases related to the acquisitions of Kamera in May 2008 and Visual in October 2008.

Restructuring Charges. Restructuring charges decreased 89% by $2,577, from $2,891 for the six months ended June 30, 2008 to $314 for the six months ended June 30, 2009. The decrease is primarily due to the termination costs of $2,397 related to the settlement of separation agreements in 2008.

Other Non-Recurring Charges. Other non-recurring charges increased 54% by $346 from $645 for the six months ended June 30, 2008 to $991 for the six months ended June 30, 2009. These charges have increased primarily due to the migration of certain technical and operational functions from Toronto and Stockholm offices to our Prague office.

Impairment of Property and Equipment. Impairment of property and equipment was $228 for the six months ended June 30, 2008. In 2008, the impairment related to the abandonment of assets due to the downsizing of our London office.

Interest Income. Interest income decreased by $86 from $90 for the six months ended June 30, 2008 to $4 for the six months ended June 30, 2009, a decrease of 96%. This decrease was primarily due to a decrease in our cash and cash equivalents related to the timing of the proceeds from the May 2008 private placement.

Interest Expense. Interest expense increased by $263 from $54 for the six months ended June 30, 2008 to $317 for the six months ended June 30, 2009. This increase was primarily due to the issuance of a $1,500 senior secured note in November 2008 and the addition of debt and capital lease obligations acquired in the acquisition of Visual in October 2008

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount were $613 for the six months ended June 30, 2009. These costs result from the issuance of $1,500 of a senior secured note in November 2008 and notes payable of $2,250 to KIT Media Ltd. and $350 to Granahan McCourt Capital, LLC during the quarter ended June 30, 2009.

Derivative income. Derivative income was $3,576 for the six months ended June 30, 2009. Under EITF 07-05 and FAS 133, the company recorded a reduction in the fair value of warrants containing reset provisions in the six months ended June 30, 2009.

Other Income/(Expense). Other income increased by $208. Other income was $132 for the six months ended June 30, 2008 as compared to other income of $340 for the six months ended June 30, 2009. This increase was primarily due to the gain on settlement of a non-operating liability and a gain on the bargain purchase of Narrowstep.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $322 for the six months ended June 30, 2009 compared to net loss of $13,957 for the six months ended June 30, 2008, an improvement of $13,637, or 98%.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $2,736 and a working capital deficit of approximately $5,490, which if reduced for the acquisition liabilities for Kamera and Visual that can be paid in stock of $2,575 and the derivative liability which has a non-cash valuation of $2,094, becomes a working capital deficit of $821. Management anticipates that going-forward, KIT digital will generate sufficient cash flows from its operating activities to meet its capital requirements. As of August 18, 2009, we received net proceeds of approximately $18,200 from a public offering of 3,410,000 shares of common stock and intend to use these proceeds primarily to finance acquisitions, with a limited portion allocated to repay certain outstanding debts and for general corporate purposes.

Net cash used by operating activities was $3,868 for the six months ended June 30, 2009, compared to $8,261 for the six months ended June 30, 2008, a decrease of $4,393, or 53%. The decrease in net cash used in operating activities is primarily related to an increase in revenues from clients, and the reduction in general and administrative costs including but not limited to the restructuring of potential earn-out liabilities from prior acquisitions.

Net cash used by investing activities was $1,667 for the six months ended June 30, 2009, compared to $9,241 for the six months ended June 30, 2008, a decrease in net cash used in investing activities of $7,574. In 2009, this primarily consisted of cash paid into an investment of $200, cash paid in acquisition of Visual of $180 and purchase of property and equipment of $1,566, which is mainly a purchase of software.  In 2008, this primarily consisted of the release of restricted cash of $100, cash paid for the completion of acquisition of Sputnik of $4,563, cash paid in acquisition of Kamera less cash received in acquisition of Kamera of $271, and purchase of property and equipment of $582.

Net cash provided by financing activities was $2,228 for the six months ended June 30, 2009, compared net cash provided by financing activities of $14,707 for the six months ended June 30, 2008. In 2009, this primarily consisted of proceeds form issuance of notes payable of $2,600 and proceeds from issuance of secured notes of $352 less cash used in bank overdraft of $348, payments of senior secured notes of $150 and payments on capital leases of $210. In 2008, this primarily consisted of proceeds from the May 2008 private placement of $14,710, cash provided by bank overdraft of $51 and payment of capital leases of $60.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2009 and 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Inventories. We value inventories at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand.   Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of June 30, 2009, our reserve for excess and obsolete inventory was $135.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of the specific identification method and analysis of the aging of accounts receivable to establish an allowance for losses on accounts receivable. The allowance for doubtful accounts as of June 30, 2009 was $1,267.

Tangible and Intangible Asset Impairment. We review our long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. In assessing the recoverability of our goodwill, we review goodwill for impairment at each reporting period to determine whether events and circumstances continue to support the indefinite useful life of the asset. We then perform the first step of the goodwill impairment test which compares the fair value of the reporting unit with its carrying value, including goodwill. The fair value of the reporting unit is based on expected future cash flows associated with the group of assets. This valuation method is used if quoted market prices are not available. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We conduct our operations in the following primary functional currencies: the United States dollar, the British pound, the Australian dollar, the Swedish krona and the Czech koruna. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. However, we attempt to employ a “natural hedge” by matching as much as possible in like currencies our client revenues with associated client delivery costs. We invoice our international customers primarily in U.S. dollars, British pounds, Australian dollars, Euros, Swedish kronor, Czech koruna and Australian dollars.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KIT DIGITAL, INC.

Dated: August 19, 2009	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: August 19, 2009	By:	/s/ Jonathan Hirst
Jonathan Hirst
Chief Financial Officer (principal financial and accounting officer)