Form 10-Q
period 2009-09-30
KIT digital, Inc.
filed 2009-11-20
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☐   No ☒

As of November 18, 2009, there were 10,719,934 shares of the registrant’s common stock outstanding.

KIT digital, Inc.

  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30, 2009	December 31, 2008 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$13,451	$5,878
Investments	215	-
Receivable from FeedRoom	4,636	-
Accounts receivable, net	18,602	8,331
Inventory, net	1,300	2,130
Other current assets	1,698	1,539
Total current assets	39,902	17,878

Property and equipment, net	2,791	2,928
Deferred tax assets	81	64
Software, net	3,097	2,265
Customer list, net	2,597	2,988
Domain names, net	11	19
Goodwill	16,559	15,167
Total assets	$65,038	$41,309

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$717	$1,456
Capital lease and other obligations	263	395
Secured notes payable	1,603	966
Senior secured notes payable, net of debt discount	-	950
Accounts payable	5,739	5,775
Accrued expenses	7,246	2,240
Income tax payable	193	160
Acquisition liability - Kamera	2,583	3,000
Acquisition liability - Visual	1,075	2,218
Derivative liability	13,503	-
Other current liabilities	2,274	3,818
Total current liabilities	35,196	20,978

Capital lease and other obligations, net of current	398	949
Secured notes payable, net of current	-	236
Acquisition liability - Visual, net of current	-	1,075
Total liabilities	35,594	23,238

Equity:
Stockholders' equity:
Common stock, $0.0001 par value: authorized 30,000,000 shares; issued and outstanding 8,891,623 and 4,183,280, respectively	1	-
Additional paid-in capital	108,145	101,057
Accumulated deficit	(78,351)	(82,499)
Accumulated other comprehensive (loss) income	(351)	(250)
Total stockholders' equity	29,444	18,308
Non-controlling interest		(237)
Total equity	29,444	18,071
Total liabilities and equity	$65,038	$41,309

 (A) - Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on April 15, 2009.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$11,036	$5,381	$31,154	$14,368

Variable and direct third party costs:
Cost of goods and services	4,550	-	11,662
Hosting, delivery and reporting	331	499	1,027	1,601
Content costs	287	866	1,105	1,685
Direct third party creative production costs	583	759	2,541	2,732
Total variable and direct third party costs	5,751	2,124	16,335	6,018

Gross profit	5,285	3,257	14,819	8,350

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $536, $188, $1,088 and $4,262, respectively)	3,846	3,889	11,020	16,370
Legal, accounting, audit and other professional service fees	154	291	584	905
Office, marketing and other corporate costs	894	834	2,507	2,600
Merger and acquisition and investor relations expenses	522	-	1,251	-
Depreciation and amortization	977	434	2,570	1,033
Restructuring charges	340	162	654	3,053
Other non-recurring charges	641	200	1,632	845
Impairment of property and equipment	-	-	-	228
Total general and administrative expenses	7,374	5,810	20,218	25,034

Loss from operations	(2,089)	(2,553)	(5,399)	(16,684)

Interest income	27	37	31	127
Interest expense	(124)	(31)	(441)	(85)
Amortization of deferred financing costs and debt discount	(562)	-	(1,175)	-
Derivative (expense) income	(8,449)	-	2,233	-
Other expense	65	8	405	140

Net loss before income taxes	(11,132)	(2,539)	(4,346)	(16,502)

Income tax expense	(2)	(1)	(4)	(2)

Net loss	(11,134)	(2,540)	(4,350)	(16,504)

Plus: Net income attributable to the non-controlling interest	-	(15)	-	(8)

Net loss available to common shareholders	$(11,134)	$(2,555)	$(4,350)	$(16,512)

Basic and diluted net loss per common share	$(1.65)	$(0.78)	$(0.82)	$(7.33)
Basic and diluted weighted average common shares outstanding	6,739,934	3,273,079	5,278,472	2,254,159

Comprehensive loss:
Net loss	$(11,134)	$(2,555)	$(4,350)	$(16,512)
Foreign currency translation	(530)	(219)	(116)	(240)
Change in unrealized gain on investments, net	15	-	15	-
Comprehensive loss	$(11,649)	$(2,774)	$(4,451)	$(16,752)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital

Balance – December 31, 2008	4,183,280	$—	$101,057
Cumulative adjustment for derivative liabilities	—	—	(24,235)
Balance – January 1, 2009	4,183,280	—	76,822
Issue of stock in public offering	4,004,000	1	26,089
Issue of stock for repayment of loans	34,733	—	278
Issue of stock for exercise of stock options	9,568	—	27
Issue of stock for cashless exercise of warrants	8,960	—	—
Issue of stock for acquisitions	641,847	—	4,363
Acquisition of non-controlling interest	—	—	(867)
Debt discount on notes	—	—	517
Issue of stock for services	9,235	—	89
Stock-based compensation	—	—	827
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance – September 30, 2009	8,891,623	$1	$108,145

	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – December 31, 2008	$(82,499)	$(250)	$18,308
Cumulative adjustment for derivative liabilities	8,498	—	(15,737)
Balance – January 1, 2009	(74,001)	(250)	2,571
Issue of stock in public offering	—	—	26,090
Issue of stock for repayment of loans			278
Issue of stock for exercise of stock options	—	—	27
Issue of stock for exercise of warrants	—	—	—
Issue of stock for acquisitions	—	—	4,363
Acquisition of non-controlling interest	—	—	(867)
Debt discount on notes	—	—	517
Issue of stock for services	—	—	89
Stock-based compensation	—	—	827
Foreign currency translation adjustment	—	(116)	(116)
Fair market value adjustment for available for sale securities	—	15	15
Net loss	(4,350)	—	(4,350)

Balance – September 30, 2009	$(78,351)	$(351)	$29,444

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating Activities:
Net loss	$(4,350)	$(16,512)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	205	95
Depreciation	951	393
Amortization of intangible assets	1,619	641
Amortization of deferred financing costs	108	-
Amortization of debt discount	1,067	-
Loss on impairment of property and equipment	-	228
Derivative income	(2,235)	-
Non-cash stock based compensation	1,088	4,262
Non-cash warrants for settlement of separation agreements	-	1,038
Non-cash stock for services	89	-
Gain on bargain purchase	(26)	-
Non-controlling interest	-	8

Changes in assets and liabilities:
Accounts receivable	(10,175)	(559)
Inventories	830	-
Other assets	(177)	(84)
Accounts payable	(843)	(1,273)
Accrued expenses	5,008	921
Income tax payable	-	6
Other liabilities	(1,667)	(253)
Total adjustments	(4,156)	5,423
Net cash used by operating activities - forward	(8,506)	(11,089)

Investing Activities:
Relaease of restricted cash	-	100
Cash paid into investment	(200)	-
Cash paid in advance of Feedroom merger	(4,636)	-
Cash received in acquisition of Narrowstep	279	-
Cash paid for completion of acquisition of Sputnik	-	(4,563)
Cash paid in acquisition of Visual	(480)	-
Cash paid in acquisition of Kamera	-	(4,229)
Cash paid in acquisition of Morpheum	-	(649)
Cash paid in acquisition of Juzou	(150)	-
Purchase of software	(1,500)	-
Proceeds from sale of equipment	-	33
Purchase of equipment	(153)	(774)

Net cash used by investing activities - forward	$(6,840)	$(10,082)

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008

Net cash used by operating activities - forwarded	$(8,506)	$(11,089)

Net cash used by investing activities - forward	(6,840)	(10,082)

Financing Activities:
Proceeds from public offering, net	26,090	-
Proceeds from private placement, net	-	14,710
Proceeds from exercise of stock options	27	21
Bank overdraft and other obligations	(739)	58
Proceeds from issuance of Secured Notes	849	-
Payments of Secured Notes	(557)	-
Payments of Senior Secured Note	(1,500)	-
Proceeds from issuance of Convertible Notes Payable	3,700	-
Repayments of Convertible Notes Payable	(3,700)	-
Liability to KIT Media, Ltd.	-	2,500
Payment on capital leases	(778)	(94)

Net cash provided by financing activities	23,392	17,195

Effect of exchange rate changes on cash and cash equivalents	(473)	(144)

Net increase (decrease) in cash and cash equivalents	7,573	(4,120)
Cash and cash equivalents - beginning of period	5,878	10,189
Cash and cash equivalents - end of period	$13,451	$6,069

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$441	$84

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary in order to make the interim financial statements not misleading have been included. The consolidated results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the our annual report on Form 10-K for the year ended December 31, 2008.

During the third quarter ended September 30, 2009, we identified certain errors in the fair valuation of derivative liabilities and accounting for acquisition of noncontrolling interests related to prior interim periods in fiscal year 2009. We have adjusted the opening balances to correct these errors and present correct amounts for the three months and nine months ended September 30, 2009. See Note 6 “Derivative liabilities” and Note. 13, “Correction of errors” for further details. These errors have no impact on the consolidated balance sheet and statement of operations and comprehensive income (loss) for the year ended December 31, 2008.

We evaluated events or transactions which occurred subsequent to the balance sheet date but prior to November 19, 2009, the issuance date of the financial statements, for recognition or disclosure.

(2) Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of KIT digital, Inc., and all its wholly-owned and majority-owned subsidiaries.

Management Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Management makes estimates and assumptions on the following major items; allowance for doubtful accounts, revenue recognition, fair value of derivative liabilities and impairment of tangible and intangible assets.

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

Fair Value of Financial Instruments - On January 1, 2008, we adopted the standard that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This standard defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).

The assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy are Investments and Derivative Liabilities. Investments are measured using active quoted market prices (Level 1). See Note 6 for fair value hierarchy on the Derivative Liabilities.

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. From time to time, we obtain collateral for our cash and cash equivalent accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash beyond insured amounts as of September 30, 2009 was $13,201.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. The allowance for doubtful accounts as of September 30, 2009 was $892. As of September 30, 2009, three customers accounted for approximately 43% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of September 30, 2009, we had $2,023 of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days written notice.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited )

Investments – Investments include an investment in a limited partnership fund which invests, on a hedged basis, primarily in the U.S. equity markets. This investment was made in March 2009 and is recorded at a fair value of $215.

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

Income Taxes - Income tax expense (or benefit) for the year is the sum of deferred tax expense (or benefit) and income taxes currently payable (or refundable). Deferred tax expense (or benefit) is the change during the year in a company's deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Intangible Assets - Amortizable intangible assets of the Company are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, with periods of up to five years. Goodwill is reviewed for impairment at least annually and all other intangible assets are reviewed for impairment if events or circumstances indicate that carrying amounts may not be recoverable.

Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.  As of September 30, 2009 and December 31, 2008, our reserves for excess and obsolete inventory were $145 and $157, respectively.

Derivative Financial Instruments - Upon the adoption of a new standard effective January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected as income (expense). The fair value of the warrants issued was $15,736 and $13,503 on January 1, 2009 and September 30, 2009, respectively. See Note 6, “Derivative Liabilities” and Note 13 “Correction of errors”, for further information.

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

Revenue Recognition - We recognize revenue in accordance with the accounting standard, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  Revenues are derived principally from the delivery of digital media solutions and professional services. Our revenues include fees charged for software-as-a-service (“SaaS”), enterprise licenses, software usage, storage, software set-up/support services, hardware components, content delivery, content syndication fees, advertising-based monetization and professional services.  Revenue is recognized when the product and/or service has been provided to the customer. We may enter into agreements whereby we guarantee a minimum service level, or a minimum number of impressions, click-throughs or other criteria on our software platform’s points of distribution for a specified period. To the extent these guarantees are not met, we may defer recognition of the corresponding revenue until guaranteed delivery levels are achieved.

Stock-Based Compensation - We record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options, warrants and restricted stock awards.

We adopted the accounting standard using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued but not vested as of January 1, 2006. For the nine months ended September 30, 2009 and 2008, we recognized $1,088 and $4,262, respectively, of stock-based compensation expense in the consolidated statements of operations. Included in the 2009 amount is $261 for employees who have agreed to be issued stock in lieu of compensation and is included in accrued expenses as of September 30, 2009.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes-Merton pricing model. This accounting standard requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimates change based on the actual amount of forfeitures experienced.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2009
Expected life (in years)	5.00
Risk-free interest rate	2.83%
Volatility	77.55%
Dividend yield	0

A summary of the status of stock option awards and changes during nine months ended September 30, 2009 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at January 1, 2009	501,613	$5.25
Granted	465,584	7.53
Exercised	(9,566)	2.80
Cancelled, expired, or forfeited	(100,772)	7.59
Outstanding at September 30, 2009	856,859	7.11	4.26	$2,398
Exercisable at September 30, 2009	305,422	6.52	3.94	$1,036

The weighted-average grant-date fair value of option awards granted during the nine months ended September 30, 2009 was $4.43.

Also included in non-cash compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over 36 months from the issue date. During the nine months ended September 30, 2009, a total of 8,571 warrants vested with 17,143 warrants unvested as of September 30, 2009.The intrinsic value of the outstanding warrants and exercisable warrants are $180 and $90, respectively.

Net Income (Loss) Per Share - We compute net income (loss) per common share under the provisions of the accounting standard which establishes standards for computing and presenting earnings per share. It requires us to report both basic net (loss) income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net (loss) income per share, which is based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding. All equivalent shares underlying options and warrants were excluded from the calculation of diluted loss per share because we had net losses for all periods presented and therefore equivalent shares would have an anti-dilutive effect.

Reclassification - Certain prior period amounts have been reclassified to conform to the current presentation.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

 Recent Accounting Pronouncements –    In December 2007, the FASB issued a new accounting standard, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of this new accounting standard on January 1, 2009. We implemented these changes, which led to changes in the presentation of prior period results.

In April 2009, the FASB issued new requirements for interim disclosures about fair value of financial instruments, which increase the frequency of fair value disclosures to a quarterly basis instead of annually. The requirements relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these changes, fair values for these assets and liabilities were only disclosed annually. We adopted the provisions of these accounting standards on June 30, 2009. The newly required interim disclosures, which we included in Note 2, had no impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued new guidance on the recognition and presentation of other-than-temporary impairments, which segregate credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will still have to be measured at fair value in other comprehensive income. These accounting standards also require some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted the new guidance on June 30, 2009; the adoption of which had no impact on our consolidated financial position or results of operations

In May 2009, the FASB issued a new accounting standard on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted the provisions of this accounting standard on June 30, 2009. In connection with the adoption of this accounting standard, we have included disclosure in Note 1 to address the date through which we evaluated subsequent events.

In June 2009, the FASB issued the accounting standard “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted the provisions of this accounting standard for the interim period ended September 30, 2009. The implementation of this accounting standard did not have any impact on our consolidated financial position and results of operations upon adoption.

 In April 2009, the FASB also issued new guidelines on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination which provides that an acquirer shall recognize an asset acquired or a liability assumed in a business combination that arises from a contingency at fair value, at the acquisition date, if the acquisition-date fair value of that asset or liability can be determined during the measurement period. New guidance is also provided in the event that the fair value of an asset acquired or liability assumed cannot be determined during the measurement period. An acquirer shall also develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies and also provides for the disclosure requirements. We adopted the provisions of the new accounting standards on business combinations on January 1, 2009; acquisitions after this are accounted for using this standard.

In October 2009, the FASB issued Accounting Standards Update on Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This update is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  The Company is currently evaluating the impact of adoption of this update.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

In October 2009, the FASB issued Accounting Standards Update on Certain Revenue Arrangements That Include Software Elements, which changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of Software Revenue Recognition. This update is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently assessing the impact of adoption of this update.

(3) Notes Payable

On May 1, 2009, we issued a convertible interim promissory note up to a maximum of $5,000 to KIT Media, Ltd. of which we received gross proceeds of $2,250 in the quarter ended June 30, 2009 and $1,100 in the quarter ended September 30, 2009. Interest is payable monthly in arrears at 8% and matures on April 30, 2010. Interest of $51 was calculated through conversion and paid. The principal was due at maturity. A debt discount of $442 was recorded related to this debt and was amortized through the repayment date of August 18, 2009. As of August 18, 2009, these notes were repaid from the proceeds of the public offering.

On April 8, 2009, we received gross proceeds of $350 related to the issuance of a convertible note to Granahan McCourt Capital, LLC. The note was interest free.  The principal was due at maturity. A debt discount of $75 was recorded related to this debt and was amortized through June 30, 2009. As of August 18, 2009, these notes were repaid from the proceeds of the public offering.

In November 2008, we received $1,500 in gross proceeds from the issuance of a non-convertible note to Genesis Merchant Partners, LP. Interest is payable monthly in arrears at 14.5% and matures on December 31, 2009.  The principal is repayable in monthly installments of $75 beginning in May 2009, with the remainder of the principal due at maturity.  The note is secured by the company’s property, including accounts receivable and inventory, but excludes any security interests in Visual and Reality Group or assets of these subsidiaries.  In conjunction with the borrowing, we issued to Genesis Merchant Partners, LP a warrant entitling it to purchase, for $11.90 per share, 139,286 shares of our common stock through October 31, 2013. A debt discount of $642 was recorded related to this debt and is being amortized over fourteen months which is the life of the note. On August 18, 2009, we repaid the entire principal balance of the non-convertible note of $1,275 owed to Genesis Merchant Partners, LP and wrote off the unamortized amount of debt discount as of that date.

(4) Acquisitions

On March 6, 2009, we acquired the remaining 49% outstanding share capital that we did not previously own in subsidiary Reality Group Pty. Ltd., in consideration of issuing the sellers 90,073 shares of our common stock for a total purchase price of $631 which is recorded as a reduction to additional paid-in capital. The remaining balance of the non-controlling interest of $236 is recorded as part of the acquisition and recorded as additional paid-in capital. The total of $867 was originally recorded as goodwill, see Note 13 “Correction of Errors.” Reality Group’s activities are part of the Professional Services segment of our business.

On April 8, 2009, we acquired certain of the operating assets and assumed specified liabilities of Narrowstep, Inc. (“Narrowstep”) in an asset purchase agreement, in exchange for 25,000 shares of restricted common stock valued at $213. The Company has allocated the aggregate cost of the acquisition to net tangible and identifiable intangible assets based on their estimated fair values.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Narrowstep acquisition (April 8, 2009).
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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

In November 2008, we purchased specified assets of Extreme Mobile Services Limited (also known as Juzou), a company formed under the laws of the United Kingdom.  Juzou’s business involves content management and web services with live streaming capabilities.  Under an Asset Purchase Agreement, dated November 15, 2008, we acquired the Juzou trademark and system and ongoing client and other operating contracts.  The total purchase price of the assets was $800, payable in shares of our common stock based on meeting specified financial and operating targets over the ensuing two-year period, which has subsequently been amended in August 2009 to $570.  At closing, we issued 13,715 shares of our common stock to Juzou valued at $120 against the total purchase price of which $104 was recorded as software. In September 2009, we paid $150 in cash and issued 10,559 shares valued at $90, which was recorded as software. We have not recorded the contingent liability of $210 in consideration that is payable 12, 18 and 24 months from closing as it is not certain that the performance criteria will be met.

(5) Acquisition Liabilities

On March 9, 2009, we issued 300,539 shares of our common stock in satisfaction of a $1,500 acquisition liability incurred in connection with the acquisition of Kamera Content AB (“Kamera”) in 2008, which is included in goodwill. In September 2009, we recorded an additional liability of $1,083 as a result of an amendment to the underling share purchase agreement for full and final settlement of all future/potential earn-out payments. This has been recorded as additional goodwill in the consolidated balance sheet as of September 30, 2009. The liability included in the consolidated balance sheet in “Acquisition liability - Kamera” is $2,583 as of September 30, 2009. In October 2009, we paid $1,700 and 110,805 shares valued at $883 to settle this liability.

In January 2009, we paid $180 in cash to the former shareholders of Visual Connection a.s. (“Visual”), pursuant to the Visual Share Purchase Agreement dated October 5, 2008 (“Visual SPA”). In March 2009, we issued 163,044 shares of our common stock to the former shareholders of Visual, pursuant to the Visual SPA, in satisfaction of a $1,500 earn out liablility, which is included in goodwill. In September 2009, we issued 52,632 shares valued at $430 and $300 in cash to the former shareholders of Visual pursuant to an amendment to the Visual SPA and in satisfaction of the earn-out 12 months after closing and is included in goodwill. The liability included in the consolidated balance sheet in “Acquisition liability – Visual” is $1,075 as of September 30, 2009. We have not recorded the contingent liability of $1,075 in consideration that is payable 18 and 24 months from closing as it is not certain that the performance criteria will be met.

(6) Derivative Liabilities

In June 2008, the Financial Accounting Standards Board issued a new accounting standard. Under this standard, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,736. These amounts have been adjusted for the errors noted in fair value computations. See Note 13 “Correction of errors” for further details. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009 and September 30, 2009 were 5,806,230 and 4,906,265, respectively. The number of shares for the determination of liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants increased from 2,886,038 to 4,906,265.

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

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

The application of the new accounting standard resulted in a non-cash derivative expense of $8,449 in the third quarter of 2009. The application of the new accounting standard adjustment resulted in an offsetting $10,176 and $506 of derivative income in the first and second quarters of 2009, respectively, which will be reported in the 2009 annual financial reports. Taking into account the aggregate amounts that would have been recorded in the first and second quarters of 2009 for this adjustment, the company had an accumulated amount of $2,233 in non-cash derivative income for the nine months ending September 30, 2009.  See Note 13 (“Correction of errors”) for further details.

The following tables summarize the components of derivative liabilities as of September 30, 2009 and the re-measurement date, January 1, 2009:

	September 30, 2009	Re-measurement date January 1, 2009
Fair value of warrants with anti-dilution provisions	$(13,503)	$(15,736)

Significant assumptions (or ranges):
Trading market values (1)	$9.91	$5.25
Term (years)	3.61 to 4.25	4.35 to 5.00
Volatility (1)	42.23%	101.98%
Risk-free rate (2)	1.45 to 2.31%	1.55%
Effective Exercise price (3)	$7.00	$5.92

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

The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three and nine months ended September 30, 2009 was $(8,449) and $2,233, respectively.

See Note 13 “Correction of errors”, for a description the correction of an error related to the derivative liability.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Stock Issuances

During the quarter ended March 31, 2009, we issued 562,476 shares of common stock. Of this amount we issued 8,820 shares from the exercise of stock options and received $25 in gross proceeds. In addition, we issued 90,073 shares for the acquisition of Reality, 300,539 shares for the acquisition of Kamera and 163,044 shares for the acquisition of Visual.

During the quarter ended June 30, 2009, we issued 65,623 shares of common stock. Of this amount, we issued 748 shares from the exercise of stock options and received $2 in gross proceeds. In addition, we issued 25,000 shares for the asset purchase agreement with Narrowstep, 34,733 shares for the repayment of loans and 5,142 shares for services.

During the quarter ended September 30, 2009, we issued 4,080,244 shares of common stock. Of this amount, we issued 4,004,000 shares in the public offering in August 2009, 52,632 shares for the acquisition of Visual, 10,559 shares for the assets acquired from Juzou, 8,960 shares for exercise of warrants and 4,093 shares for services.

In August 2009, we completed the sale of 4,554,000 shares of our common stock at a price of $7.00 per share in a public offering, 4,004,000 shares were sold by us and 550,000 shares were sold by certain existing, unaffiliated stockholders. The gross proceeds of the common stock sold by us were $28,028. We did not receive any proceeds from the sale of shares by the selling stockholders. We issued to the underwriters 44,067 warrants to purchase shares of common stock with an exercise price of $8.40 per share exercisable for a period of five years and were valued under the Black-Scholes-Merton method as $181. In connection with the public offering, we received net cash proceeds of approximately $26,090 after underwriting discounts, commissions and fees, legal fees and expenses, and other fees.

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

(8) Restructuring Charges

The Company recorded restructuring charges of $654 in the nine months ended September 30, 2009. This amount is comprised of employee termination costs related to the reorganization of the Company of $271 and facility closing costs of $382 related to the closing of one of the Melbourne, Australia offices and one of the Dubai, UAE offices.

The Company recorded restructuring charges of $3,053 in the nine months ended September 30, 2008. This amount is comprised of employee termination costs related to the reorganization of the Company of $2,716, contract settlement and facility closing costs of $337 related to the closing of the Clifton Park, New York office and the closing of one of the Melbourne, Australia offices, and vendor settlements related to the reorganization. Included in the employee termination costs are $2,397 related to the settlement of separation agreements.

(9) Other Non-Recurring Charges

The Company has recorded other non-recurring charges of $1,632 in the nine months ended September 30, 2009 related to the redundancy in staff and consultants during reorganization, corporate rebranding related to the reorganization, integration of acquired companies and assets, and legal and consulting fees related to potential fund raising.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(10) Impairment of Property and Equipment

In March 2008, we decided to downsize our office in London and move to another location to reduce costs. This included removing and abandoning the leasehold improvements and furniture and fixtures in the former London office. Due to this office relocation, we recorded an impairment charge for certain property and equipment, which totaled $228, during the nine months ended September 30, 2008. This amount was recorded as a loss on impairment of property and equipment in the Statement of Operations.

(11) Segment Reporting

We have presented the operating segments for revenue, operating loss or income and assets and geographical location for revenue and assets below. We derive our revenue from two operating segments. These operating segments are presented on a worldwide basis and include: Digital Media Solutions and Professional Services.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Digital Media Solutions	$10,180	$3,977	$27,954	$9,830
Professional Services	856	1,404	3,200	4,538

Total revenue	$11,036	$5,381	$31,154	$14,368

Operating (loss) income:
Digital Media Solutions	$551	$(1,440)	$(637)	$(7,046)
Professional Services	(39)	63	(92)	252
Corporate	(2,601)	(1,176)	(4,670)	(9,890)
Total operating (loss) income	$(2,089)	$(2,553)	$(5,399)	$(16,684)

	September 30,		December 31,
	2009		2008
Assets:
Digital Media Solutions	$25,202		$15,901
Professional Services	1,121		836
Corporate	38,715		24,572
Total assets	$65,038		$41,309

The following table provides revenue and assets by major geographical location.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
EMEA	$7,802	$1,917	$21,411	$4,156
AsiaPac	2,626	2,740	8,052	8,695
Americas	608	724	1,691	1,517

Total revenue	$11,036	$5,381	$31,154	$14,368

	September 30,		December 31,
	2009		2008
Assets:
EMEA	$19,887		$9,831
AsiaPac	3,793		2,786
Americas	2,643		4,120
Corporate	38,715		24,572
Total assets	$65,038		$41,309

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(12) Software license agreement

In the first quarter of 2009, we sold a non-exclusive, perpetual, non-transferable, non-assignable and non-sublicenseable, worldwide license to use our technology for the sole purpose of providing online video services to this non-related party’s customers for a license fee of $1,500. We also are charging an annual maintenance fee of 18% of the license fee. The license fee was recorded in the income statement as “Revenue” in the first quarter of 2009 and the maintenance fee is being recognized in revenue on a monthly basis. In the first quarter of 2009, we purchased a non-exclusive, perpetual, non-transferable, non-assignable and non-sublicenseable, license to use the software from this same non-related party to power search and related videos within our VX Application and player of our owned and licensed video content or our customer’s video content for a license fee of $1,500 and an annual support and maintenance fee of $270. The license fee was recorded in the balance sheet in “Software, net” and is being amortized over two years. The annual support and maintenance fee is being recorded in the income statement as expense on a monthly basis.

(13) Correction of Errors

Our previously issued financial statements have been corrected for the following;

The acquisition of the remaining 49% non-controlling interest in March 2009 was accounted for using purchase method and $867 was recorded as goodwill as of March 31, 2009 and June 30, 2009. The acquisition of the non-controlling interest should have been recorded as an equity transaction as a reduction in additional paid in capital which has now been corrected as of September 30, 2009 in the consolidated balance sheets.

An adjustment has been made on September 30, 2009 for an increase in the common shares indexed to the financial instruments for both warrants that were mistakenly not included and for a change in the calculation of the fair value for the anti-dilution provision that increases the common shares indexed to the financial instruments. As of January 1, 2009, the effect of the correction increased the derivative liability by $10,066 to $15,736, decreased retained earnings by $6,082 and decreased additional paid-in capital by $3,984. As of March 31, 2009, the effect of the correction decreased the derivative liability by $8,226 and increased the derivative income by $8,226, in addition to the corrections above as of January 1, 2009 to the consolidated balance sheet. As of March 31, 2009, the corrected consolidated balance sheet has derivative liability of $5,560 and total liabilities of $26,050. In the three months ended March 31, 2009, the corrected consolidated statement of operations has a derivative income of $10,176 and the net income available to common shareholders of $8,394, with a basic net income per common share of $1.96 and diluted net income per common share of $1.88.  As of June 30, 2009, the correction increased the derivative liability by $1,120 and increased the derivative expense by $1,120, in addition to the corrections above as of January 1, 2009 and March 31, 2009 to the consolidated balance sheets. As of June 30, 2009, the corrected consolidated balance sheet has derivative liability of $5,054 and total liabilities of $30,892. In the three months ended June 30, 2009, the corrected consolidated statement of operations has a derivative income of $506 and the net loss available to common shareholders of $1,610, with a basic and diluted net loss per common share of $(0.37). In the six months ended June 30, 2009, the corrected consolidated statement of operations has a derivative income of $10,682 and the net income available to common shareholders of $6,784, with a basic and diluted net income per common share of $1.50. Taking into account the aggregate derivative income (loss) adjustments that would have been recorded in the three months ended March 31, 2009 and June 30, 2009, the derivative income for the nine months ended September 30, 2009 is $2,233.

The derivative income (expense) for the three and nine months ended September 30, 2009 is based on changes in the fair values, adjusted for the correction of above mentioned errors. Management believes these correction of errors are not material to the financial position for the nine months ended September 30, 2009.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(14) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, a company beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services. The total amount paid to KIT Capital and included in our results of operations in the nine months ended September 30, 2009 and 2008 were $390 and $438, respectively.

On May 1, 2009, we issued a convertible interim promissory note up to a maximum of $5,000 to KIT Media, Ltd. of which we received gross proceeds of $2,250 in the quarter ended June 30, 2009 and $1,100 in the quarter ended September 30, 2009. Interest is payable monthly in arrears at 8% and matures on April 30, 2010. Interest of $51 was calculated and paid. The principal was due at maturity. A debt discount of $442 was recorded related to this debt and was amortized through the repayment date of August 18, 2009. As of August 18, 2009, these notes were repaid from the proceeds of the public offering.

KIT Media, Ltd., our largest single stockholder, controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, has purchased $4,004 of common stock (572,000 shares) in this August 18, 2009 offering, in part through the repayment of an interim note payable by us in the amount of $3,350. All shares sold to KIT Media were at the same price and on the same terms as the other investors in this offering. Gavin Campion, our President, is also an investor in KIT Media, as are several members of our board of directors.

 (15) Subsequent Events

On September 30, 2009, KIT digital, KIT Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of KIT digital,  The FeedRoom, Inc., a Delaware corporation (“FeedRoom”) and certain stockholders of FeedRoom, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”).  Under the Merger Agreement, KIT Acquisition Corporation merged with and into FeedRoom and as a result of such merger KIT digital became the sole stockholder of FeedRoom as of the effective date of October 1, 2009.  FeedRoom stockholders received in exchange for their capital stock in FeedRoom 1,312,000 shares of KIT digital common stock (the “Merger Shares”), which reflects 948,636 shares of KIT digital common stock issued for the acquisition of FeedRoom and an additional 363,636 shares of KIT digital common stock issued in exchange for a $4,000 indirect investment in KIT digital through the purchase of FeedRoom Series F Preferred Stock by certain stockholders of FeedRoom immediately prior to the closing of the merger.  The KIT digital common stock was sold to such stockholders at an effective price of $11.00 per share.  In accordance with the Merger Agreement, the Merger Shares were delivered as follows: (i) 937,398 shares of KIT common stock delivered to the stockholders of FeedRoom; and (ii) a “holdback amount” of 374,602 shares of KIT common stock, which will be used by KIT digital to satisfy any indemnity claims in accordance with the Merger Agreement, the balance of which will be payable by KIT digital one year after the closing. Included in “Receivable from FeedRoom” in the consolidated balance sheet is $4,736 which represents the payment of FeedRoom’s debt in advance of the closing.

On October 5, 2009, KIT digital and International Management Group GmbH (“IMG”), a company organized under the laws of Germany, entered into a definitive Share Purchase Agreement (the “Share Purchase Agreement”).  Under the Share Purchase Agreement, at the closing on October 9, 2009, KIT digital acquired all of the issued and outstanding shares of capital stock of Nunet AG, a stock corporation organized under the laws of Germany, for an aggregate purchase price of EUR 7,647, consisting of: a cash payment of EUR 5,400 paid at closing; a convertible promissory note of EUR 1,663 due March 31, 2011; and another convertible promissory note of EUR 584 due June 30, 2010. These convertible promissory notes have since been converted into 339,540 shares of common stock and purchased by an independent investor. An additional EUR 300 was paid to IMG at closing to cover brokers, introducing parties, management incentives and other transaction-related costs.

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

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us,” or “our”), for the three and nine months ended September 30, 2009 and 2008. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

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

Results of Operations - Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue . Consolidated revenue increased by $5,655 from $5,381 for the three months ended September 30, 2008 to $11,036 for the three months ended September 30, 2009, an increase of 105%.

Digital Media Solutions segment revenue increased by $6,203 from $3,977 for the three months ended September 30, 2008 to $10,180 for the three months ended September 30, 2009, an increase of 156%. The increase was principally due to an increase in customers, increased spending by existing customers and revenue from the acquired companies not included in prior period results.

Professional Services segment revenue decreased by $548 from $1,404 for the three months ended September 30, 2008 to $856 for the three months ended September 30, 2009, a decrease of 39%. The decrease was primarily due to a greater emphasis on the growth in the Digital Media Solutions segment and a decrease in spending by existing clients.

Variable and Direct Third Party Costs

Cost of Goods and Services . Cost of goods and services of $4,550 represents the costs for the supply of IPTV solutions, services and components; no expenses were classified as such prior to the acquisition of Visual in October 2008.

Hosting, Delivery and Reporting . These costs decreased by $168 from $499 for the three months ended September 30, 2008 to $331 for the three months ended September 30, 2009, a decrease of 34%. These costs decreased primarily due to a decrease in the cost of delivering content.

Content Costs . Content costs decreased by $579 from $866 for the three months ended September 30, 2008 to $287 for the three months ended September 30, 2009, a decrease of 67%. The decrease is primarily due to the elimination of monthly minimum guarantees with many content providers and the reduction in content providers.

Direct Third Party Creative Production Costs . Direct third party creative production costs decreased by $176 from $759 for the three months ended September 30, 2008 to $583 for the three months ended September 30, 2009, a decrease of 23% attributable to lower costs in the Professional Services segment associated with the decrease in the revenue of that segment.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Exclusive of Non-Cash Stock-Based Compensation) . These costs decreased by $391 from $3,701 for the three months ended September 30, 2008 to $3,310 for the three months ended September 30, 2009, a decrease of 11%. The decrease was primarily due to the broad cost cutting measures that have been implemented during 2008 and 2009 which included a reduction in headcount and salary levels offset in part by increases due to our business acquisitions.

Non-Cash Stock-Based Compensation . Non-cash stock-based compensation expense increased 185% by $348, from $188 for the three months ended September 30, 2008 to $536 for the three months ended September 30, 2009. This increase is due to more options being issued subsequent to September 2008.

Legal, Accounting, Audit and Other Professional Services Fees . These expenses decreased by $137 from $291 for the three months ended September 30, 2008 to $154 for the three months ended September 30, 2009, a decrease of 47%, primarily due to lower legal fees.

Office, Marketing and Other Corporate Costs . These expenses increased by $60 from $834 for the three months ended September 30, 2008 to $894 for the three months ended September 30, 2009, a increase of 7%. The increase was primarily due to the increases related to the acquisition of Visual in October 2008.

Merger and Acquisition and Investor Relation Expenses . Merger and acquisition and certain investor relation expenses were $522 for the three months ended September 30, 2009 and there were no such expenses in the three months ended September 30, 2008, which is primarily due to the new accounting pronouncement.

Depreciation and Amortization .. Depreciation and amortization expense increased 125% by $543 from $434 for the three months ended September 30, 2008 to $977 for the three months ended September 30, 2009. The increase is primarily attributed to the amortization of intangible assets and depreciation of long lived assets acquired as part of the acquisitions of Kamera in May 2008 and Visual in October 2008.

Restructuring Charges . Restructuring charges increased 110% by $178, from $162 for the three months ended September 30, 2008 to $340 for the three months ended September 30, 2009. These charges increased primarily due to the increase in facility closing costs and contract settlements.

Other Non-Recurring Charges . Other non-recurring charges increased 221% by $441 from $200 for the three months ended September 30, 2008 to $641 for the three months ended September 30, 2009. These charges have increased primarily due to the inclusion of costs for the integration of systems and operations in 2009.

Interest Income . Interest income decreased by $10 from $37 for the three months ended September 30, 2008 to $27 for the three months ended September 30, 2009, a decrease of 27%.

Interest Expense . Interest expense increased by $93 from $31 for the three months ended September 30, 2008 to $124 for the three months ended September 30, 2009. This increase was primarily due to the issuance of a $1,500 senior secured note in November 2008 and the addition of debt and capital lease obligations acquired in the acquisition of Visual in October 2008

Amortization of Deferred Financing Costs and Debt Discount . Amortization of deferred financing costs and debt discount were $562 for the three months ended September 30, 2009. These costs resulted from the issuance of $1,500 of a senior secured note in November 2008 and interim convertible promissory notes payable of $3,350 to KIT Media Ltd. and $350 to Granahan McCourt Capital, LLC during the quarters ended June 30, 2009 and September 30, 2009. The convertible promissory notes were repaid from the proceeds of the public offering in August 2009 and hence any remaining deferred financing costs or debt discount was written off.

Derivative expense . Derivative expense was $8,449 for the three months ended September 30, 2009. The company recorded an increase in the fair value of warrants containing reset provisions in the three months ended September 30, 2009.

Other Income/(Expense) . Other income decreased by $57. Other income was $8 for the three months ended September 30, 2008 as compared to other income of $65 for the three months ended September 30, 2009. This increase was primarily due to foreign currency gain.

Net Loss Available to Common Shareholders . As a result of the factors described above, we reported net loss available to common shareholders of $11,134 for the three months ended September 30, 2009 compared to net loss of $2,555 for the three months ended September 30, 2008, an increase in net loss of $8,579, or 336%. The increase was primarily due to the effect of the derivative expense which was not in the September 30, 2008 amounts.

Results of Operations - Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue . Consolidated revenue increased by $16,786 from $14,368 for the nine months ended September 30, 2008 to $31,154 for the nine months ended September 30, 2009, an increase of 117%.

Digital Media Solutions segment revenue increased by $18,124 from $9,830 for the nine months ended September 30, 2008 to $27,954 for the nine months ended September 30, 2009, an increase of 184%. The increase was principally due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Professional Services segment revenue decreased by $1,338 from $4,538 for the nine months ended September 30, 2008 to $3,200 for the nine months ended September 30, 2009, a decrease of 29%. The decrease was primarily due to a greater emphasis on the growth in the Digital Media Solutions segment and a decrease in spending by existing clients.

Variable and Direct Third Party Costs

Cost of Goods and Services . Cost of goods and services of $11,662 represents the costs for the supply of IPTV solutions, services and components; no expenses were classified as such prior to the acquisition of Visual in October 2008.

Hosting, Delivery and Reporting . These costs decreased by $574 from $1,601 for the nine months ended September 30, 2008 to $1,027 for the nine months ended September 30, 2009, a decrease of 36%. These costs decreased primarily due to a decrease in the cost of delivering content and the establishment of an internal datacenter which reduced our reliance on third party suppliers.

Content Costs . Content costs decreased by $580 from $1,685 for the three months ended September 30, 2008 to $1,105 for the three months ended September 30, 2009, a decrease of 34%. The decrease is primarily due to the elimination of monthly minimum guarantees with many content providers and the reduction in content providers.

Direct Third Party Creative Production Costs . Direct third party creative production costs decreased by $191 from $2,732 for the nine months ended September 30, 2008 to $2,541 for the nine months ended September 30, 2009, a decrease of 7% attributable to lower costs in the Professional Services segment associated with the decrease in the revenue of that segment.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Exclusive of Non-Cash Stock-Based Compensation) . These costs decreased by $2,176 from $12,108 for the nine months ended September 30, 2008 to $9,932 for the nine months ended September 30, 2009, a decrease of 18%. The decrease was primarily due to the broad cost cutting measures that have been implemented during 2008 and 2009 which included a reduction in headcount and salary levels offset in part by increases due to our business acquisitions.

Non-Cash Stock-Based Compensation . Non-cash stock-based compensation expense decreased 74% by $3,174, from $4,262 for the nine months ended September 30, 2008 to $1,088 for the nine months ended September 30, 2009.

Legal, Accounting, Audit and Other Professional Services Fees . These expenses decreased by $321 from $905 for the nine months ended September 30, 2008 to $584 for the nine months ended September 30, 2009, a decrease of 35%, primarily due to lower legal fees.

Office, Marketing and Other Corporate Costs . These expenses decreased by $93 from $2,600 for the nine months ended September 30, 2008 to $2,507 for the nine months ended September 30, 2009, a decrease of 4%. The decrease was primarily due to the broad cost cutting measures begun in the first quarter of 2008 and includes a reduction in marketing related expenses.

Merger and Acquisition and Investor Relation Expenses . Merger and acquisition and certain investor relation expenses were $1,251 for the nine months ended September 30, 2009 and there were no such expenses in the nine months ended September 30, 2008, primarily due to the new accounting pronouncement.

Depreciation and Amortization .. Depreciation and amortization expense increased 149% by $1,537 from $1,033 for the nine months ended September 30, 2008 to $2,570 for the nine months ended September 30, 2009. These costs have increased primarily due to the increases related to the assets acquired in the acquisitions of Kamera in May 2008 and Visual in October 2008.

Restructuring Charges . Restructuring charges decreased 79% by $2,399, from $3,053 for the nine months ended September 30, 2008 to $654 for the nine months ended September 30, 2009. The decrease is primarily due to the termination costs of $2,397 related to the settlement of separation agreements in 2008.

Other Non-Recurring Charges . Other non-recurring charges increased 93% by $787 from $845 for the nine months ended September 30, 2008 to $1,632 for the nine months ended September 30, 2009. These charges have increased primarily due to the inclusion of costs for the integration of systems and operations in 2009.

Impairment of Property and Equipment . Impairment of property and equipment was $228 for the nine months ended September 30, 2008. In 2008, the impairment related to the abandonment of assets due to the downsizing of our London office.

Interest Income . Interest income decreased by $96 from $127 for the nine months ended September 30, 2008 to $31 for the nine months ended September 30, 2009, a decrease of 76%. This decrease was primarily due to the average level of cash and cash equivalents and lower interest rates.

Interest Expense . Interest expense increased by $356 from $85 for the nine months ended September 30, 2008 to $441 for the nine months ended September 30, 2009. This increase was primarily due to the issuance of a $1,500 senior secured note in November 2008 and the addition of debt and capital lease obligations acquired in the acquisition of Visual in October 2008

Amortization of Deferred Financing Costs and Debt Discount . Amortization of deferred financing costs and debt discount were $1,175 for the nine months ended September 30, 2009. These costs result from the issuance of $1,500 of a senior secured note in November 2008 and interim convertible promissory notes payable of $3,350 to KIT Media Ltd. and $350 to Granahan McCourt Capital, LLC during the quarters ended June 30, 2009 and September 30, 2009. The convertible promissory notes were repaid from the proceeds of the public offering in August 2009 and hence any remaining deferred financing costs or debt discount was written off.

Derivative income . Derivative income was $2,233 for the nine months ended September 30, 2009. The company recorded an increase in the fair value of warrants containing reset provisions in the nine months ended September 30, 2009.

Other Income/(Expense) . Other income increased by $265. Other income was $140 for the nine months ended September 30, 2008 as compared to other income of $405 for the nine months ended September 30, 2009. This increase was primarily due to the gain on settlement of a non-operating liability and a gain on the bargain purchase of Narrowstep.

Net Loss Available to Common Shareholders . As a result of the factors described above, we reported net loss available to common shareholders of $4,350 for the nine months ended September 30, 2009 compared to net loss of $16,512 for the nine months ended September 30, 2008, an improvement of $12,162, or 74%.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $13,451 and a working capital of approximately $4,706, which if adjusted for the derivative liability which has a non-cash valuation of $13,503, becomes working capital of $18,209. Management anticipates that going-forward, KIT digital will generate sufficient cash flows from its operating activities to meet its capital requirements. In August 2009, we received net proceeds of approximately $26,090 from a public offering of 4,004,000 shares of common stock and will use these proceeds primarily to finance acquisitions, with a limited portion allocated to repay certain outstanding debts and for general corporate purposes. We believe that we have sufficient liquidity to finance our operational and acquisition plan for the next twelve months.

Net cash used by operating activities was $8,506 for the nine months ended September 30, 2009, compared to $11,089 for the nine months ended September 30, 2008, a decrease of $2,583, or 23%. The decrease in net cash used in operating activities is primarily related to an increase in revenues from clients, and the reduction in general and administrative costs due to the broad cost cutting measures that have been implemented during 2008 and 2009 which included a reduction in headcount and salary levels offset in part by increases due to our business acquisitions.

Net cash used by investing activities was $6,840 for the nine months ended September 30, 2009, compared to $10,082 for the nine months ended September 30, 2008, a decrease in net cash used in investing activities of $3,242. In 2009, this primarily consisted of cash paid in advance of Feedroom merger of $4,636, cash paid into an investment of $200, cash paid in acquisition of Visual of $480, purchase of software of $1,500 and purchase of property and equipment of $153.  In 2008, this primarily consisted of the release of restricted cash of $100, cash paid for the completion of acquisition of Sputnik of $4,563, cash paid in acquisition of Kamera of $4,500 less cash received of $271, cash paid in acquisition of Morpheum of $790 less cash received of $141, and purchase of property and equipment of $774.

Net cash provided by financing activities was $23,392 for the nine months ended September 30, 2009, compared to net cash provided by financing activities of $17,195 for the nine months ended September 30, 2008. In 2009, this primarily consisted of proceeds from the public offering in August 2009 of $26,090, proceeds from issuance of secured notes of $849 less cash used in bank overdraft of $739, payments of senior secured note of $1,500, payments of senior secured notes of $557 and payments on capital leases of $778. In 2008, this primarily consisted of proceeds from the May 2008 private placement of $14,710, proceeds from liability to KIT Media, Ltd. of $2,500, cash provided by bank overdraft of $58, and payment of capital leases of $94.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2009 and 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Revenue Recognition . We recognize revenue in accordance with the accounting standard which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  Revenues are derived principally from the delivery of digital media solutions and professional services. Our revenues include fees charged for software-as-a-service (“SaaS”), enterprise licenses, software usage, storage, software set-up/support services, hardware components, content delivery, content syndication fees, advertising-based monetization and professional services.  Revenue is recognized when the product and/or service has been provided to the customer. We may enter into agreements whereby we guarantee a minimum service level, or a minimum number of impressions, click-throughs or other criteria on our software platform’s points of distribution for a specified period. To the extent these guarantees are not met, we may defer recognition of the corresponding revenue until guaranteed delivery levels are achieved.

Inventories . We value inventories at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand.   Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. As of September 30, 2009, our reserve for excess and obsolete inventory was $145.

Cash and Cash Equivalents . We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and feasible. We believe that no significant concentration of credit risk exists with respect to these investments.

Allowance for Doubtful Accounts . We maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of the specific identification method and analysis of the aging of accounts receivable to establish an allowance for losses on accounts receivable. The allowance for doubtful accounts as of September 30, 2009 was $892.

Tangible and Intangible Asset Impairment . We review our long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. In assessing the recoverability of our goodwill, we review goodwill for impairment at each reporting period to determine whether events and circumstances continue to support the indefinite useful life of the asset. We then perform the first step of the goodwill impairment test which compares the fair value of the reporting unit with its carrying value, including goodwill. The fair value of the reporting unit is based on expected future cash flows associated with the group of assets. This valuation method is used if quoted market prices are not available. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Fair Value of Financial Instruments . On January 1, 2008, we adopted the standard that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This standard defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level1). The next highest priority is given to inputs other than quoted prices included Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3). The assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy are Investments and Derivative Liabilities.

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

KIT DIGITAL, INC.

Dated: November 19, 2009	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: November 19, 2009	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer (principal financial and accounting officer)