Form 10-K
period 2009-12-31
KIT digital, Inc.
filed 2010-04-05
CIK 1076700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34437

KIT digital, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3447894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

205 Hudson Street, Suite 802	10013
New York, New York	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 661-4111

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes ☐   No  ☐ (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $16,911,000 as of June 30, 2009.

The number of shares outstanding of the registrant’s common stock as of March 30, 2010 was 17,596,506 shares.

The following document is incorporated by reference into Part III of this Form 10-K:

Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2010 annual meeting of stockholders.

KIT digital, Inc.
2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Reserved	20
		21
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	29
Item 9A(T).	Controls and Procedures	29
Item 9B.	Other Information	30

PART III

Items 10, 11, 12, 13 and 14		31

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This report includes and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements. These important factors include the factors that we identify in the documents we incorporate by reference in this report, as well as other information we include or incorporate by reference in this report.  See “Risk Factors.” You should read these factors and other cautionary statements made in this report, and in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this report, and in the documents incorporated by reference.  Except to the extent required by U.S. federal securities laws, we do not assume any obligation to update any forward-looking statements made by us.

ii

PART I

Item 1.  Business.

Overview of Our Business

KIT digital is a leading, global provider of on-demand, Internet Protocol (IP)-based video asset management systems (VAMS). KIT VX, the company's end-to-end software platform, enables enterprise clients to acquire, manage and distribute video assets across the three screens of today's world: the personal computer, mobile device, and IPTV-enabled television set. The application of VX ranges from commercial video distribution to internal corporate deployments, including corporate communications, human resources, training, security and surveillance. KIT digital's current client base includes more than 1,000 enterprise customers across 30+ countries, including The Associated Press, Best Buy, Bristol-Myers Squibb, Disney-ABC, FedEx, General Motors, Google, Hewlett-Packard, Home Depot, IMG Worldwide, Intel, News Corp, Telefonica, the U.S. Department of Defense, Verizon, and Vodafone. Our clients usually enter into long-term contracts, and our average contract length is approximately 24 months. KIT digital is headquartered in Prague, and maintains principal offices in Atlanta, Cairo, Cologne, Dubai, Melbourne (Australia), London, New York, Stockholm and Toronto.

All currency amounts are in thousands in this report. Share, per share and other numerical data are listed without abbreviation.

We deliver our VX software platform as a subscription service using a software-as-a-service (SaaS) or on-demand model, while occasionally installing our software onsite for clients as part of an enterprise license, with associated maintenance fees. Our software serves corporate customers across a wide variety of industries, including but not limited to media & entertainment, telecommunications, retail, consumer/packaged goods, shipping/logistics, automotive and financial services.

Our software platform deployments are often complemented by marketing, branding and interface design services, as well as systems integration services related to digital play-out facilities, recording and editing suites, and content acquisition. We estimate over 80% of our current revenues are generated by VX platform-related fees, with the remainder directly related to professional services. Generally, we invoice customers on either a monthly or quarterly basis.

KIT VX is used by demanding and sophisticated corporate clients, and is particularly appropriate for global corporations that need to centrally and securely ingest and manage video content, while also being able to allow for content access and publishing in multiple geographical locations, on multiple device types, and in different languages and network protocols. This ability to centrally and securely administer video content but allow for it to be modified and distributed broadly is sometimes referred to as multi-point publishing, or ‘‘MPP.’’ We believe that our VX platform has the most advanced MPP capabilities in the market.

We manage our business across three major geographical profit and loss centers: (i) Europe, Middle East and Africa (EMEA), (ii) Asia-Pacific and (iii) the Americas. We estimate, at present writing, that approximately 60%, 15% and 25% of our current revenues are generated in EMEA, Asia-Pacific and the Americas, respectively. Our enterprise clients in each of these regions use our VX platform and related professional services to extend their audience reach using video and for internal corporate purposes. Specific customer examples:

•
      Vodafone business units throughout Europe have licensed our VX platform to provide a host of publishing points that can all be managed centrally. These publishing points include fully functional video stores with ‘download-to-own’ and ‘video-on-demand’ rental capabilities, web-based streaming deployments, user profiling for dynamic recommendation and rating of content, native iPhone applications as well as WAP-based video portals for 3G-enabled devices.

•
      General Motors, based in North America, has licensed our VX platform to deploy a widely accessible communication platform to effectively and transparently communicate with employees, vendors, the public, investors, journalists and other interested parties through live speeches and on-demand archived content that can be distributed through embeddable players around the web.

•
      The Sun (a unit of News Corp.) in the United Kingdom has licensed our VX platform to fully integrate video distribution, advertising and content solutions capable of serving millions of page views on a monthly basis.

•
      Telefónica 02 has licensed our VX platform to acquire IP-based content at sports venues in Central Europe, to edit and distribute related video to online, mobile and other IP-enabled points of delivery.

•
      In Asia, Yellow (part of Sensis Corp.) has licensed out the VX platform to manage and distribute video geared towards making their core classified offering more engaging and functional for the end user.

•
      The U.S. Department of Defense has licensed our VX platform for internal communications purposes and to launch and manage the Pentagon Channel, a 24x7 video news program designed to keep the 2.6 million members of the United States’ Armed Forces informed with in-depth news reports and coverage of live events.

We believe the proliferation of Internet-connected devices, coupled with the accelerating worldwide adoption of broadband Internet connections and video-capable mobile networks, is fueling long-term growth in IP-based video content management. Our software-as-a-service approach was specifically developed to help large corporations manage and deliver video to both end-users and internal constituents in a cost-effective manner, with limited uptake and training time. Our VX software platform is served centrally from hosted computing facilities to our customers’ IP connections, and delivers high levels of reliability, scalability and security at a very reasonable cost. In addition to our on-demand software, we address the needs of our customers at various stages along the IP video value chain — from the repurposing and monetization of video assets to the deployment of related IP recording and broadcast facilities — by offering professional services related to creative interface design, branding strategies, strategic planning, technical integration and hardware fit-out. Furthermore, those customers lacking proprietary video content or looking to supplement their existing video content can access approximately 80 KIT-syndicated channels and tens of thousands of regularly updated KIT-syndicated videos. We believe our proprietary VX software platform, combined with our systems integration, creative and content services, provides us with a sustainable, competitive advantage over other solutions currently being offered in the marketplace. Our focus on advanced multi-point publishing capabilities meets the needs of an evolving IP video marketplace.

We derive our revenues from on-demand software subscription license fees, software usage fees, upfront license fees and professional services fees. For the year ended December 31, 2009, we recorded consolidated revenue of $47,284 as compared to revenue of $23,401 for the year ended December 31, 2008.

We endeavor to hold leading market share in the VAMS industry globally, through a strategy led by organic growth coupled with selective, accretive acquisitions which complement our geographical footprint and sales vertical segment reach.

Corporate Information

We were organized as a corporation under the laws of the State of Delaware in August 1998, and commenced operations in our current line of business in December 2003. Our principal executive offices are located at 205 Hudson Street, Suite 802, New York, New York 10013, and our telephone number is +1 (212) 661-4111. Our international operational headquarters is located in Prague, Czech Republic. We maintain a corporate website at www.kitd.com and an electronic brochure of our product offerings can be downloaded at http://kitd.com/brochure.pdf

On March 6, 2009, we filed a certificate of amendment of our certificate of incorporation to (i) effect a 1-for-35 reverse stock split of our common stock; (ii) decrease the total number of shares of common stock authorized to be issued from 500,000,000 shares to 30,000,000 shares; and (iii) eliminate the authorization of a class of preferred stock. The changes made by the certificate of amendment were effective on March 9, 2009, share and per share amounts in the accompanying financial statements have been adjusted for the reverse stock split for all periods presented. On August 13, 2009, our common stock began trading on the NASDAQ Global Market exchange under the ticker symbol “KITD.” Previously, our ticker symbol was “KDGL”, as quoted on the OTC Bulletin Board.

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

In December 2007, we entered into an agreement with KIT Capital, Ltd. (“KIT Capital”), a company beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services and substantial equity investment over time (see “Employment and Management Agreements” below), through its affiliate KIT Media, Ltd. In May 2008, we changed our corporate name to our present name, KIT digital, Inc.

In May 2008, we completed a private placement of 2,142,858 shares of our common stock at a price of $7.00 per share, and warrants to purchase 2,142,858 shares of common stock at an exercise price of $11.90 per share, resulting in aggregate gross cash proceeds of $15,000. In the private placement, KIT Media, Ltd. (“KIT Media”), a company controlled by Mr. Isaza Tuzman and affiliated with KIT Capital, purchased 1,008,572 shares of common stock and warrants to purchase a like number of shares of common stock. All shares sold to KIT Media were at the same price and on the same terms as the other investors in this offering.

In August 2009, we completed the sale of 4,554,000 shares of our common stock at a price of $7.00 per share in a public offering and concomitant listing on the NASDAQ Global Market; 4,004,000 shares were sold by us and 550,000 shares were sold by certain existing, unaffiliated stockholders. The gross proceeds of the common stock sold by us were $28,028. We did not receive any proceeds from the sale of shares by the selling stockholders. We issued to the underwriters 44,067 warrants to purchase shares of common stock with an exercise price of $8.40 per share exercisable for a period of five years and were valued under the Black-Scholes model as $181. In connection with the public offering, we received net cash proceeds of approximately $26,090 after underwriting discounts, commissions and fees, legal fees and expenses, and other fees.

KIT Media, Ltd., our largest single stockholder, controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, has purchased $4,004 of common stock (572,000 shares) in the August 2009 offering, in part through the conversion into common stock of an interim note payable by us in the amount of $3,350. All shares sold to KIT Media were at the same price and on the same terms as the other investors in this offering. Gavin Campion, our President, is also an investor in KIT Media, as are several members of our board of directors.

Recent Business Acquisitions

Reality Group Pty. Ltd. Minority Interest Purchase
On March 6, 2009, we acquired the remaining 49% outstanding share capital that we did not previously own in subsidiary Reality Group Pty. Ltd., an Australian marketing communications firm, in consideration of the issuance of 90,073 shares of common stock for a total purchase price of $631.

Certain Narrowstep Assets Acquisition
On April 8, 2009, we acquired certain of the operating assets and assumed specified liabilities of Narrowstep, Inc., a United States and United Kingdom based internet TV platform company (“Narrowstep”) in exchange for 25,000 shares of restricted common stock valued at $213.

The FeedRoom Acquisition
 On October 1, 2009, we acquired The FeedRoom, Inc., a United States company engaged in online video communications (“FeedRoom”) in exchange for 948,636 shares of KIT digital common stock (the “Merger Shares”) and an additional 363,636 shares of our common stock issued in exchange for a $4,000 indirect investment in us by certain stockholders of FeedRoom immediately prior to the closing of the merger. The KIT digital common stock was sold to such stockholders at an effective price of $11.00 per share. The Merger Shares were delivered as follows: (i) 937,398 shares on closing; and (ii) 374,602 shares which will be retained by us for one year after the closing.

Nunet Acquisition
On October 1, 2009, we acquired all Nunet AG, a German company engaged in video management for broadband, IPTV and mobile (“Nunet”) for an aggregate purchase price of EUR 7,647, consisting of: a cash payment of $8,048 (EUR 5,400) paid at closing; a convertible promissory note of EUR 1,663 due March 31, 2011; and another convertible promissory note of EUR 584 due June 30, 2010. These convertible promissory notes have since been converted into 339,540 shares of common stock valued at $3,321 and purchased by an independent investor. An additional $430 (EUR 300) was paid to IMG at closing to cover brokers, introducing parties, management incentives and other transaction-related costs. This amount was expensed and is included in merger and acquisition and investor relations expenses in the consolidated statement of operations and comprehensive loss.

Recent Developments

January 2010 Public Offering of Shares
On January 26, 2010, we completed an underwritten public offering of 2,980,000 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-162325), which was originally filed and declared effective in October 2009, and related prospectus supplement dated January 21, 2010. We sold such shares in the offering at a price of $10.50 per share and received $31,290 in gross proceeds and approximately $28,500 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses.  The accounting impact of the public offering on our financial statements will essentially be to increase our total stockholders’ equity by approximately $28,500. On February 23, 2010, we subsequently sold 350,000 additional shares of common stock pursuant to an over-allotment option granted to underwriters, and received $3,675 in gross proceeds and approximately $3,000 in net proceeds.  We will utilize the net proceeds of the offering for potential acquisitions and acquisition-related costs and for working capital and general corporate purposes.  Additionally, a small portion of the net proceeds will be used for the repurchase of certain outstanding warrants issued in prior private placement financings.

Listing on the Prague Stock Exchange
In connection with the consolidation of our international operational headquarters in Prague, Czech Republic, we decided to dual list our shares of common stock on the Prague Stock Exchange (PSE), the Czech Republic’s main securities market and the second largest stock exchange in Central and Eastern Europe. On January 25, 2010, our common stock was accepted and began trading on the Main Market of the PSE.  Our shares trade under the symbol KITD on the PSE, and may be traded interchangeably between the NASDAQ Global Market and the PSE.

March 2010 Public Offering of Shares
On March 9, 2010, we completed an underwritten public offering of 1,541,624 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-164655), which was originally filed and declared effective in February 2010, and related prospectus supplement dated March 4, 2010. We sold such shares in the offering at a price of $9.73 per share and received $15,000 in gross proceeds and approximately $13,800 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. The impact of the public offering will essentially be to increase our total stockholders’ equity by approximately $13,800. On March 22, 2010, we subsequently sold 231,244 additional shares of common stock pursuant to an over-allotment option granted to under-writers, and received $2,250 in gross proceeds and approximately $2,000 in net proceeds. We intend to use the net proceeds from the sale of the shares in the offering primarily to repurchase outstanding warrants issued in prior private placement financings.

KIT Media purchased $1,750 of common stock (179,856 shares) in the March 9, 2010 offering, at the same price and on the same terms as the other investors in this offering.

Multicast Media Technologies Acquisition
On March 16, 2010, we executed a definitive agreement to acquire Multicast Media Technologies, Inc., a United States corporation engaged in live event broadcasting, internet video and targeted multimedia communications (“Multicast”), in exchange for 1,312,034 shares of our common stock (the “Merger Shares”) and approximately $4,750 in cash (the “Cash Consideration”), after giving effect to adjustments for assumption by KIT digital of existing indebtedness and other liabilities of Multicast in the amount of approximately $5,927.  The merger consideration is subject to further adjustment upwards or downwards to the extent that the closing working capital of Multicast is greater or less than zero.

      The Cash Consideration and Merger Shares were delivered as follows: (i) $4,000 in cash and 842,500 shares of our stock promptly following the closing; and (ii) a “holdback amount” of an additional $746 in cash and 469,534 shares of KIT digital common stock, less any amount used by KIT digital to offset negative working capital and satisfy indemnity claims as described below, will be delivered to such stockholders not later than one year after the closing or such later date as all indemnity claims have been resolved. Of the total “holdback amount,” $712 in cash and 196,798 Merger Shares will be used to offset any negative working capital balance of Multicast as of the effective date of the merger, which amount is to be determined within 30 days following the closing of the merger. The remaining $34 in cash and 272,736 Merger Shares being held back by KIT digital will be used to indemnify KIT digital against any breaches of representations, warranties and covenants by Multicast, as well as against certain additional specified liabilities.

Warrant Buyback
The Board of Directors approved the repurchase of certain outstanding warrants with exercise prices in excess of market price from certain warrant holders which acquired the warrants in prior private placement financings, including KIT Media Ltd., an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer.  We repurchased, agreed to repurchase, cancelled and induced exercise of warrants throughout the course of the first quarter ending March 31, 2010. Warrant repurchases were made in exchange for cash payments equal to the fair value of the applicable warrants on the date of repurchase, as determined using a percentage premium over the intrinsic value (using a 20-day trailing weighted average closing stock price at the time of warrant repurchase agreement minus the applicable warrant exercise price) of the warrants. Such repurchase amounts were below the “Black-Scholes-Merton” value of the warrants. The terms of the warrant repurchase were no more favorable to KIT Media than to other warrant sellers.

Operations Strategy

During 2009, we moved our operational headquarters from Dubai, UAE to Prague, Czech Republic, and  substantially integrated our regional offices and products units. Operational initiatives in 2009 included: (i) introduction of inter-departmental invoicing and cost-based accounting, (ii) increased standardization of client contracts; (iii) standardization of existing company-wide sales commissions program; (iv) regional expansion and salesforce development in Europe and Asia; (vv) improvement of behavioral analytics and report-routing capabilities on the VX platform; (vi) improvement of our both “on-deck” and “off-deck” mobile publishing and delivery capabilities; and (vii) enhancement of the VX platform’s closed-network IPTV and hybrid set-top box capabilities.

Our Growth Strategy

Our objective is to enhance our position as the leading provider of on-demand enterprise software for IP-based video asset management systems. Key elements of our growth strategy include:

•
invest in sales, marketing and branding to expand upon our leadership in on-demand, IP-based video asset management — we estimate that we are the largest international provider of software solutions for managing IP video content and it is our intention to build our brand to become synonymous with ‘‘industrial grade’’ quality, professionalism and customer support;

•
pursue new customers and territories — we are aggressively targeting potential customers, primarily through our direct sales force and believe that there are substantial market opportunities for our solutions in the Americas and Europe, as well as the emerging BRIC markets;

•
leverage existing and new strategic re-selling partnerships with content delivery networks (CDNs), content aggregators, systems integration and hardware providers, including collaborative sales and marketing efforts and the reselling of each other’s products and services.

•
increase revenue per customer — we seek to increase revenue from each corporate customer by increasing their usage of our platform, up-selling additional modules of the VX platform, as well as complementary creative and technical services;

•	enhance our product offering — we intend to further develop our VX software platform’s capabilities and features, by investing 5-10% of our gross revenues in ongoing research and development; and
•
complete accretive acquisitions which expand our client and geographical footprint — we intend to continue to pursue selected acquisitions in Asia-Pacific and elsewhere that consolidate VAMS market share, expand our geographical footprint and customer reach, and further our position as the leading provider of enterprise-grade IP-based video management solutions;

Products and Services

Our comprehensive software platform, KIT VX, is designed to serve as a centralized system for acquiring, managing and distributing an enterprise client’s IP-based video assets.

Comprehensive IP-based video asset management solution. Our VX software platform allows our customers to ingest IP-based video content from multiple origination points such as satellite capture or IP feeds. Once imported into VX, video content can be managed including transcoding, storage, metatagging, localization, editing/repurposing, search optimization, data association, advertising and syndication. Video is then able to be distributed across the three screens: the computer Internet browser, mobile device and the IPTV-enabled television set.

Modular VX software platform. Our VX platform is designed to offer an end-to-end solution and is comprised of eight primary modules. This design enables customers to start with one or a few modules and easily add more modules over time. Our modules, all of which leverage our VX platform capabilities of multi-point content ingestion, management and multi-point publishing/distribution (depicted graphically below), are outlined below:

KIT VX Modular Detail

•         Online Browser — delivers and enables video content display and associated rich metadata within single or multiple websites. We also offer multiple languages and professional services allowing for customization.

•         Mobile — transcodes, delivers and enables video content display and associated rich metadata into the multiple formats in which video is displayed on over 400 different mobile device types.

•         IPTV — provides IP-middleware and content delivery, CRM and metadata services to virtually any set-top box, so that customers can offer content to their customers on the television set.

The chart below illustrates the way that VX-one is able to serve content to the three screens of mobile, computer and TV.

Three-Screen Delivery

•         Content Provision — enables customers access to our library of licensed content from global content providers such as The Associated Press, Disney-ABC and Reuters.

•         Content Management System — provides database management, reporting and security.

•         Dashboards — provides real-time usage statistics and analytics of our customers IP video deployments.

•         Digital Junction — allows corporate customers an exchange-like capability, by which they can syndicate their video, based on permission and subscription levels, to other corporate customers.

•         Integration Services — implementation of VX-enabled digital play-out facilities, recording and editing suites and remote content ingestion assets.

•         Creative and Marketing Services — interface design, branding, campaign management, strategic planning and agency representation.

Highly configurable on-demand application suite. We deliver our VX software platform as a subscription service using an SaaS model, eliminating the need for customers to buy, maintain and upgrade on-premise hardware and software. Our software solution is highly configurable, allowing customers to tailor their deployment to reflect their identity, unique business processes and existing forms and templates. Additionally, our architecture enables us to maintain high levels of availability, scale easily as we and our customers grow, deploy standard configurations quickly and provide a safe and secure environment for our customers’ video assets.

Integration. Our software suite was designed to work with traditional content management systems and large enterprise resource planning, or ERP, software systems, including Microsoft, Oracle and SAP.

Monetization/Implementation. We offer our customers top-grade creative and professional services to support the successful implementation of their IP-based video strategy, including creative interface design, branding strategies, strategic planning and technical integration services.

Our Technology

We have built our VX software platform on a highly scalable, multi-tenant application written within open frameworks, including C++ and .NET. We use commercially available hardware and a combination of proprietary and commercially available software, including technologies acquired through acquisition, SQL Server and Microsoft Windows, to provide our solutions. Because new customers are provisioned within this already-existing infrastructure, we believe we can efficiently scale our software delivery as both our business and our customers’ business grow.

Our customers access our solutions through multiple screens: web browsers (without installing any software or downloading Java applets, Microsoft ActiveX, or .NET controls), on their mobile handsets, and through IPTV solutions that deliver video to the consumers’ televisions.

We own all of the hardware deployed in support of our KIT VX software platform. We have multiple redundant co-location facilities, including Atlanta, Brisbane (Australia), Cologne, Dusseldorf, London, New York, Prague and Toronto, in addition to our primary location in Ashburn, Virginia. Our facilities are state-of-the-art and provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by onsite electrical generators, fire detection and suppression systems. Our facilities afford us multiple Tier 1 interconnects to the global Internet. Our multiple co-location facilities provide increased platform uptime and application availability and redundancy, which are essential to support the business-critical needs of our customers.

We regularly monitor the performance and uptime of our VX software platform. We have a highly available, scalable infrastructure that utilizes load-balanced web server pools, redundant interconnected networks, switches and firewalls, intrusion detection, replicated databases, and fault-tolerant storage devices. User and performance data is backed up on a daily basis and stored in multiple locations to ensure integrity and restoration capability. Application monitoring includes automated tools that ensure our VX software platform is running and operating within performance benchmarks. Since migrating to our own delivery architecture in May 2008, our platform uptime has been 100% — though there can be no guarantee of perfect uptime in the future.

   We do not have material patents, trademarks or copyrights, but we believe that the long-term commercial usage of our VX platform and its component parts (dating back to 1999 for certain key elements) provides us material defensibility around our core intellectual property. We rely upon confidentiality agreements signed by our employees, consultants and third parties, and trade secret laws of general applicability, to safeguard our software and technology.

Customers:

As of December 31, 2009, we had more than 600 customers. Our standard license agreement for our enterprise customers runs approximately 24 months and our average remaining contract life is approximately 18 months. Our professional services are contracted on a project basis and in some cases on an hourly basis.

We provide services to customers in multiple vertical industry segments, including media and entertainment, telecommunications, automotive, financial services, retail, consumer/packaged goods and government. Our customer base is not concentrated in any particular industry. None of our customers accounted for more than 10% of revenues in the fiscal years ended December 31, 2007 and 2008 or 2009. Set forth below is a representative list of our customers as of December 31, 2009, grouped by industry, and listed alphabetically:

Automotive:	General Motors, Suzuki
Classifieds/Search:	AutoTrader, Car Sales, Google, Sensis,
Consumer Goods:	Hewlett-Packard, Johnson & Johnson, Nestle, Playtex
Financial:	Fidelity Investments, GE Money, Legg Mason, Nasdaq
Media:	The Associated Press, Disney-ABC Television, IMG, News Corp
Publishing:	New York Post, RCS, The Sun
Retail/Franchising:	Barnes & Nobles, Best Buy, Home Depot, Kmart, Tabcorp
Telecommunications:	AT&T, Telefónica 02, Verizon, Vodafone

Sales & Marketing:

We primarily sell our software solution directly through our sales force and to a lesser extent, utilize distribution relationships such as resellers and affiliate partners. We target providers and users of IP video content through our:

•           Field sales force: We have developed a field sales force and currently have approximately 60 sales personnel in various geographic markets, including 24 in Europe, Middle East and Africa, 14 in Asia-Pacific and 22 in the Americas (including both North and South America). Our direct sales force is responsible for identifying and managing individual sales opportunities in their respective regions. Certain sales representatives have cross-regional, ‘‘vertical’’ responsibilities as well, meaning they are responsible for identifying global sales opportunities in a specific industry vertical, such as classifieds, retail or publishing.
•           Distribution partners: We maintain relationships with certain resellers and distribution partners that we believe have complementary efforts in the IP-video marketplace, and strong existing client bases with in-region sales forces. Currently, we have deployed formal reselling relationships as follows:

▪	Global Partnerships: Akamai, blinkx
▪	The Americas: Astreya, GoTV, Internap, LatinStock, MRC, Omnitech, Ply Media, and RM 160;
▪	Europe, the Middle East and Africa: Can Communicate, Complete TV, DigiSoft, Digotel, MGt, Vivocom, VoloVita, and WRN;
▪	Asia-Pacific: Spotzer, TigerSpike, and WebAlive.

We intend to aggressively expand our reseller network, with a particular focus on content delivery networks (CDNs), systems integrators, content aggregators and IP-based hardware providers.

We focus our corporate marketing efforts on increasing brand awareness, communicating the VX software platform advantages, and generating qualified leads for our sales teams. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for our software solution. We rely on a number of vehicles in this area, including tradeshows, advertising, public relations, webinars, our website and collaborative relationships with complementary technology vendors.

Our Industry

We believe we are well positioned to take advantage of the growth within the Internet Protocol (IP)-based VAMS industry. Our industry’s growth globally is expected to be driven by:

•	the conversion of analog and traditional digital video formats to IP video;
•	the continuing rise in the amount and breadth of IP-based video content;
•	the growing consumer demand for IP-based video content;
•	the proliferation of broadband Internet connections;
•	the expansion and evolution of video-capable mobile networks;
•	the increase of Internet-connected devices; and
•	the rapid ‘‘catch-up’’ of emerging markets broadband and mobile network access.

Competition

We believe that few competitors currently provide the range of functionality provided by our VX software platform, but there are a number of competitors that provide certain elements of the products and services we offer, including:
•	Video asset management and enablement; and
•	Video-centric integration, interface design and creative services.

We believe the barriers to entry for the industry in which we operate include: (i) the intellectual property, timeframe and costs to develop commercially robust, feature-rich video content management platforms for online, mobile and IPTV networks, (ii) established enterprise-class business relationships and (iii) the time and resources involved to train and develop interface design, creative services and technical integration professional services staff with IP video expertise.

Video content management and enablement. There are a number of companies that offer competing tools for enabling video content for consumption via the open Internet, IPTV and mobile networks, including thePlatform, Irdeto, Benchmark Digital, Dalet, Brightcove, Kewego, Onstream Media and Ooyala.

Video-centric systems integration, interface design and creative services. There are myriad broadcast systems integration companies and interactive marketing agencies globally, many of which have some expertise in IP-based video systems.

We believe that we set ourselves apart from our competitors through:
     •  The breadth and depth of the VX suite functionality;
     •  Our integrated online, mobile and IPTV set-top box (‘‘3-screen’’) publishing capability;
     •  Our global customer and sales footprint, including multicultural and multilingual customer services and support;
     •  Our advanced multi-point ingestion and multi-point publishing capabilities;
     •  Our multi-format content syndication and repurposing capabilities; and
     •  Our top-tier creative services and systems integration capabilities.

Research and Development

Our research and development personnel are continuously undertaking efforts to enhance and improve our existing services and create new services in response to our customers’ needs and market demand for software tools to manage and deliver IP-video. Accordingly, we have invested, and intend to continue to invest, significant time and resources in our development activities to establish and maintain ourselves as a leader in the provision of optimized IP-based video solutions that address the needs of our customers. As of December 31, 2009, we had approximately 57 employees on our research and development team. Our research and development expenses were approximately $4,700 and $2,700 for the fiscal years ended December 31, 2008 and the December 31, 2009, respectively. As a practice, we generally do not capitalize research and development, and these amounts were not capitalized.

Employees

As of March 1, 2010, we had a total of approximately 325 full-time employees and equivalents. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with employees and contractors are good.

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

Item 1A.  Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as other information provided to you in this report, including information at the beginning of this document entitled “Special Note Regarding Forward-Looking Information,” and in other documents that we subsequently file with the SEC that update, supplement or supersede such information.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us.  If any of the events anticipated by the risks and uncertainties described occur, our results of operations and financial condition could be adversely affected, which could result in a decline of our common stock.

Risks Related to Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the year ended December 31, 2009, we had revenue of $47,284 and a net loss available to common stockholders of $19,942.  There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our Internet software and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our solutions at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

Our operations have limited histories and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the digital media software markets in which we operate. We must meet many challenges including:

•	establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;
•	establishing and maintaining adoption of our technology on a wide variety of platforms and devices;
•	timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services;
•	developing services and products that result in high degrees of corporate client satisfaction and high levels of end-customer usage;
•	successfully responding to competition, including competition from emerging technologies and solutions;
•	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services; and
•	identifying, attracting and retaining talented technical and creative services staff at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks, our business will be harmed.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems mainly because we have acquired several businesses over the last 24 months and have had to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

Our competitors may have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them.

The market for IP video content management over the Internet is relatively new and constantly changing. We expect that competition will intensify. Increased competition may result in price reductions, reduced margins, loss of customers and changes in our business and marketing strategies, any of which could harm our business. Current and potential competitors may have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services may enter the market at any time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

If we do not successfully develop new software products and solutions, our business may be harmed.

Our business and operating results may be harmed if we fail to expand our software and services suite (either through internal product or capability development initiatives or through strategic partnerships and acquisitions) in such a way that achieves widespread market acceptance or that generates significant revenue and gross profits to offset our operating and other costs. We may not successfully identify, develop and market new product and service opportunities in a timely manner. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenue or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies or in new strategic partnerships, and we may not have sufficient resources to make these investments. Because the markets for our solutions are subject to rapid change, we may need to expand and/or evolve our product and service offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements and harm our business and operating results.

We may be subject to legal liability for providing third-party products, services or content.

We have certain arrangements to offer third-party products, services, content or advertising via distribution on our websites. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate or provide access to these products, services, content or advertising. While our agreements with these parties most often provide that we will be indemnified against such liabilities, such indemnification may not be adequate or available. It is also possible that if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. While to date we have not been subject to material claims and we maintain errors and omissions insurance, if any potential claims do result in liability, we could be required to pay damages in excess of insurance coverage or other penalties, which could harm our business and operating results.

Any failure of our network could lead to significant disruptions in our services business, which could damage our reputation, reduce our revenues or otherwise harm our business.

Our business is dependent upon providing our customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of our network infrastructure may harm our ability to distribute our software to our customers, as well as our reputation and ability to attract and retain customers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems and network communications, and our systems could be subject to greater vulnerability in periods of high employee turnover. A sudden and significant increase in traffic on our customers’ websites or demand from mobile users could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. Our failure to protect our network against damage from any of these events could harm our business.

Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on web browsers, ISPs (Internet service providers), online service providers and mobile networks to provide our clients’ end-users access to websites, IPTV and mobile content. Many of these providers have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any such outage, delay or difficulty could adversely affect our ability to provide our software-as-a-service, which would harm our business.

We depend on various third parties to maintain much of our communications hardware and computer hardware operations. If the third parties’ hardware and operations fail, our business will be harmed.

Much of our communications hardware and computer hardware operations are operated or safeguarded by third parties. If these providers’ hardware, operations or security systems fail — particularly if they fail in unison — our reputation and business may suffer. We do not have complete backup systems for all of these hardware operations. A problem with, or failure of, our communications hardware or computer hardware operations could result in interruptions or increases in response times for our customers. If we cannot maintain our system in the event of unexpected occurrences, make necessary modifications and/or improvements to the technology, such deficiencies could have a material adverse effect upon our business, financial condition and results of operations.

We license technology from third parties. If we are unable to maintain these licenses, our operations and financial condition may be negatively impacted.

We license technology from third parties, including software that is integrated with internally developed software and used in our products to perform certain key functions. The loss of, or our inability to maintain, these licenses could result in increased costs or delay sales of our products. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any individual licensed technology, some of the software that we license from third parties could be difficult for us to replace. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. The use of additional third-party software would require us to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation, which could negatively impact our operating results and financial condition.

We depend on content licensed to us by third parties. If we are unable to maintain these licenses, our operations and financial condition may be negatively impacted.

We rely on content provided by third parties to increase market acceptance of our products and services. Currently, our major third-party content providers are ABC News, The Associated Press, Fox and Reuters. If third parties do not develop or offer compelling content to be delivered over the Internet or wireless data networks, or grant necessary licenses to us or our customers to distribute such content, our business will be harmed and our products and services may not achieve or sustain broad market acceptance. We rely on third-party content providers to develop and offer content in formats that can be delivered using our products. We also rely entirely on third-party content for programming and content offerings. In some cases, we pay fees to obtain content for these services. We cannot guarantee that third-party content providers will continue to support our technology or offer compelling content in our formats, nor can we guarantee that we will be able to secure licenses to third-party content or that such licenses will be available at commercially reasonable rates, to encourage and sustain broad market acceptance of our products and services. The failure to do so could negatively impact our business operations and financial condition.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations may be materially harmed.

We have not registered patents or copyrights on any of the software or technology we have developed. We rely upon confidentiality agreements signed by our employees, consultants and third parties, and trade secret laws of general applicability, to safeguard our software and technology. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially harm our operations and financial condition.

If we are unable to retain the services of Kaleil Isaza Tuzman or Gavin Campion or if we are unable to successfully recruit qualified personnel, we may not be able to continue operations.

Our success depends to a significant extent upon the continued service of Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, and Gavin Campion, our President. The loss of the services of Messrs. Isaza Tuzman or Campion could have a material adverse effect on our growth, revenues and prospective business. We have entered into an executive management agreement with KIT Capital, Ltd., an entity controlled by Mr. Isaza Tuzman, including the services of Mr. Isaza Tuzman and other KIT Capital personnel, pursuant to which Mr. Isaza Tuzman serves as our Chief Executive Officer, for a term of three years scheduled to expire in January 2011. We have also entered into an employment agreement with Mr. Campion. If either Mr. Isaza Tuzman or Mr. Campion were to resign or we are unable to retain either of their services beyond the term of their respective agreement with us, the loss could result in loss of sales, delays in new product development and diversion of management resources, and we could face high costs and substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. In addition, in order to successfully implement and manage our business plan, we are dependent upon, among other things, successfully recruiting qualified personnel who are familiar with the specific issues facing the IP video enablement industry. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

We may not have successfully integrated recent acquisitions to realize the full benefits of the combined business.

Our acquisitions involve the integration of businesses that have previously operated separately. The difficulties of combining the operations of these businesses include:

•	the challenge of effecting technical integration while carrying on the ongoing businesses;
•	the necessity of coordinating geographically separate organizations; and

•	effective integration of personnel with diverse business backgrounds.

The process of completing the integration of these businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisitions and the integration of these operations could have an adverse effect on our business, financial condition or results of operations.

Our growth strategy depends, in part, on our acquiring businesses, products and technologies and expanding their existing operations, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire or invest in businesses, products and technologies. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•	identify suitable businesses or assets to buy;
•	complete the purchase of those businesses on terms acceptable to us;
•	complete the acquisition(s) in the time frame and within the budget we expect; and
•	improve the results of operations of each of the businesses that we buy and successfully integrate its operations on an accretive basis.

There can be no assurance that we will be successful in any or all of the factors above. Our failure to successfully implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, economically acquire those candidates that we identify or integrate acquired businesses effectively and profitably.

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

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under U.S. generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and amortizable intangible assets include significant adverse changes in the business climate and declines in the financial condition of our business. We have recorded and may be required in the future to record additional charges to earnings if a portion of our goodwill or amortizable intangible assets becomes impaired. Any such charge would adversely impact our financial results.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international market position, there are risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;
•	difficulties in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural differences;
•	the need to comply with varied local laws and regulations;
•	longer payment cycles;

•	possible credit risk and higher levels of payment fraud;
•	profit repatriation restrictions and foreign currency exchange restrictions;
•	political or social unrest, economic instability or human rights issues;
•	geopolitical events, including acts of war and terrorism;
•	import or export regulations;
•	compliance with U.S. laws (such as the Foreign Corrupt Practices Act) and local laws prohibiting corrupt payments to government officials;
•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses; and
•	different and more stringent user protection, data protection, privacy and other laws.

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

Risks Related to Our Common Stock

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been volatile. Any future market price for our shares is likely to continue to be volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of specific companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

Shares of common stock issuable pursuant to our stock options and warrants may adversely affect the market price of our common stock.

As of March 30, 2010, we had outstanding under our 2004 Stock Option Plan and 2008 Incentive Stock Plan stock options to purchase an aggregate of 870,351 shares of common stock and certain outstanding warrants to purchase common stock (for which cash would need to be remitted to us for exercise). The exercise of the stock options and warrants and the sales of common stock issuable pursuant to them, would further reduce a stockholder’s percentage voting and ownership interest in our company.

The stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants.

The large number of shares eligible for future sale may adversely affect the market price of our common stock.

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could materially adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of our equity securities. As of March 30, 2010, there were 17,596,506 shares of our common stock issued and outstanding. Substantially all of these shares are freely transferable. Our executive officers and directors own (of record) approximately 2,696,666 shares of common stock, or 15.3% of our voting stock, which would be eligible for resale, subject to the volume and manner of sale limitations of Rule 144 of the Securities Act.

Our shares of common stock are traded on more than one exchange and this may result in price variations.

Our common stock is listed for trading on the NASDAQ Global Market and the Prague Stock Exchange. The trading prices of our shares on these two exchanges may differ due to spreads between functional trading currencies , different trading hours and other factors, and this may cause confusion to investors seeking to buy or sell our shares.

We have provisions in our certificate of incorporation that substantially eliminate the personal liability of members of our board of directors for violations of their fiduciary duty of care as a director and that allow us to indemnify our officers and directors. This could make it very difficult for you to bring any legal actions against our directors for such violations or could require us to pay any amounts incurred by our directors in any such actions.

Pursuant to our certificate of incorporation, members of our board of directors will have no liability for violations of their fiduciary duty of care as a director, except in limited circumstances. This means that you may be unable to prevail in a legal action against our directors even if you believe they have breached their fiduciary duty of care. In addition, our certificate of incorporation allows us to indemnify our directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

Since some members of our board of directors are not residents of the United States and certain of our assets are located outside of the United States, you may not be able to enforce any U.S. judgment for claims you may bring against such directors or assets.

Four members of our board of directors are primary residents of Australia, the Czech Republic, the United Arab Emirates or the United Kingdom, and a material portion of our assets and a substantial portion of the assets of these directors are located outside the United States. As a result, it may be more difficult for you to enforce a lawsuit within the United States against these non-U.S. residents than if they were residents of the United States. Also, it may be more difficult for you to enforce any judgment obtained in the United States against our assets or the assets of our non-U.S. resident directors located outside the United States than if these assets were located within the United States. We cannot assure you that foreign courts would enforce liabilities predicated on U.S. federal securities laws in original actions commenced in such foreign jurisdiction, or judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal securities laws.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors currently beneficially own 28.6% of our common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. You should not buy our stock if you are expecting to receive cash dividends.

Item 1B.  Unresolved Staff Comments.

Not applicable

Item 2.  Properties.

We are a global company with our operational headquarters located in Prague, Czech Republic and principal offices in Atlanta, Buenos Aires, Cairo, Cologne, Dubai, London, New York, Singapore, Stockholm, and Toronto.  An index of our present office locations and types is illustrated below:

Item 3.  Legal Proceedings.

Other than as set forth below, we are not a party to any pending legal proceeding nor is our property the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business.

In December 2007, two former consultants of ROO Media Corporation (ROO Media) (currently KIT Media Corporation) sued that entity together with ROO Group, Inc. (currently KIT digital, Inc.) and its founder and former Vice Chairman and ROO Media’s former President and Chief Operating Officer in New York Supreme Court, New York County, New York, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. Last year, defendants moved to dismiss the complaint and, in March 2009, the court dismissed all of plaintiffs’ claims except their breach of contract claim on the grounds that it is based on an alleged oral agreement, which plaintiffs may be able to prove. Defendants have answered the complaint, denying liability, and the case is now in discovery. We believe that there is no merit to this suit, and we intend to continue to defend vigorously.

In November 2007, the Company’s wholly-owned subsidiary, ROO HD, Inc., now known as KIT HD, Inc. (“KIT HD”), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., in New York Supreme Court, Saratoga County, New York.  The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”), purportedly on behalf of themselves and “others similarly situated,” claims that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that KIT HD is the alter-ego of Wurld.  Plaintiffs seek the appointment of a receiver to take charge of the Company’s property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount.  KIT HD filed its answer to the complaint in January 2008. In December 2009, plaintiffs served an amended complaint, dropping the class action allegations and adding the Company as a defendant; otherwise, it is essentially the same as its predecessor.  In February 2010, KIT HD and the Company answered the amended complaint, and the case will shortly enter into discovery. We believe that the suit is without merit, and the Company and KIT HD intend to defend themselves vigorously.

In May 2009, a former employee of Wurld, Plaintiff, filed suit against ten shareholders of Wurld, Wurld, ROO HD (n/k/a “KIT HD”), and ROO Group, Inc. (n/k/a the “Company”), in New York Supreme Court, Albany County, New York.  Plaintiff seeks to hold the ten largest shareholders of Wurld liable under Business Corporation Law § 630, for $100 in wages that Wurld allegedly failed to pay Plaintiff.  She further asserts a variety of claims based on the allegation that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance, and that KIT HD is the successor to Wurld and liable for Wurld’s debts.  Based on these allegations, plaintiff seeks payment of her wages, the (unspecified) fair market value of her shares of stock in Wurld, rescission of the asset purchase agreement between Wurld and KIT HD, plus attorney’s fees.  In October 2009, the court dismissed plaintiff's claims against three shareholder/defendants on the grounds that BCL § 630 does not apply to Wurld because it is not a New York corporation, a decision that plaintiff is appealing.  KIT HD and the Company have been served and answered, and the case is now in discovery.  We believe that this lawsuit is without merit, and if necessary the Company intends to defend itself vigorously.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our common stock is traded on the NASDAQ Global Market and the Prague Stock Exchange under the symbol KITD.  Prior to August 13, 2009, our shares were quoted on the OTC Bulletin Board under the symbol KDGL (from March 10, 2009 to August 12, 2009) and KITD (from May 29, 2008 to March 9, 2009, the date of our 1-for-35 reverse stock split).  Prior to May 29, 2008, when our corporate name was ROO Group, Inc., our trading symbol was RGRP.

The following table sets forth the range of high and low trading prices of our common stock for the periods indicated.

	Year Ended December 31,
Quarter	2008		2009		2010
	High	Low	High	Low	High	Low
First	$8.58	$2.10	$9.25	$5.95	$13.12	$9.47
Second	14.70	5.25	9.00	7.01
Third	11.20	6.65	10.13	6.75
Fourth	9.45	3.85	11.63	9.26

The prices do not reflect retail mark-ups, mark-downs or commissions, and may not represent actual transactions. Prices prior to May 9, 2009 have been adjusted from the actual prices to reflect the 1-for-35 reverse stock split which took place on that date.

The closing price of our common stock on March 31, 2010, as reported by NASDAQ, was $12.88 per share.

As of March 31, 2010, the company had approximately 330 stockholders of record, and a greater number of beneficial holders for whom shares are held in a "nominee" or "street" name.

The transfer agent of our common stock is Continental Stock Transfer & Trust Co., 17 Battery Place, New York, New York 10004, telephone number: (212) 509-4000.

Dividend Policy

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

Equity Repurchases

None.

Item 6. Selected Financial Data.

Not required as we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

We provide solutions for managing Internet Protocol (IP)-based video assets. Our comprehensive software platform enables enterprise customers to acquire, manage and distribute their video assets across the three screens of the computer Internet browser, the mobile device and set-top box enabled Internet Protocol Television (IPTV). We generally deliver our software platform over the Internet as a subscription service using a software-as-a-service or on-demand model, while occasionally installing our software onsite for clients as part of an enterprise license. Our software serves corporate customers across a wide variety of industries, including media & entertainment, telecommunications, retail, consumer/packaged goods, automotive and financial services. We integrate our acquisitions into the cross selling of our product range giving each office the ability to sell our complete end to end solution. Our clients’ use of the VX platform range from end-consumer focused video distribution to internal corporate deployments, including corporate communications, human resources, training, security and surveillance. As of March 31, 2010, our current client base includes more than 1,000 enterprise customers across 30+ countries, including The Associated Press, Best Buy, Bristol-Myers Squibb, Disney-ABC, FedEx, General Motors, Google, Hewlett-Packard, Home Depot, IMG Worldwide, Intel,, News Corp, Telefonica, the U.S. Department of Defense, Verizon, and Vodafone. Our clients usually enter into long-term contracts, and our average contract length is approximately 24 months.

In addition to our on-demand software, we provide professional and creative services including marketing services, creative interface design, branding strategies, strategic planning and technical/systems integration services, and provide tens of thousands of syndicated videos. We currently provide our software solutions, professional and creative services internationally through our operating headquarters in Prague, Czech Republic, and our principal offices in Atlanta, Cairo, Cologne, Dubai, Melbourne (Australia), London, New York, Stockholm and Toronto.

Our success is driven primarily by our ability to attract new customers and to continue to develop our software suite. Our customers are typically large global corporations that are seeking software management tools for consumer-focused video distribution or internal corporate video use, including corporate communications, human resources and training and security/surveillance. Our revenue model consists of on-demand software subscription license fees, software usage fees, upfront license fees and professional services fees. We estimate over 80% of our current revenues are generated by VX platform-related fees, with the remainder directly related to professional services. Generally, we invoice customers on either a monthly or quarterly basis.

Set forth below is a discussion of the financial condition and results of operations of our company, KIT digital, Inc. and its consolidated subsidiaries, for the years ended December 31, 2009 and 2008. The consolidated financial statements include the accounts of all the wholly-owned subsidiaries of KIT digital, Inc. Included in the consolidation with Kamera Content AB are Kamera Content AB’s 95%-owned subsidiary Kamera (S) PTE LTD and its 55%-owned subsidiary Swegypt Company for Telecommunications (S.A.E.).

As a result of our management’s review of the 2008 financial statements, and in light of business changes at that time, we modified the categorization of costs in the Consolidated Statements of Operations. The expense categories as thereby modified are utilized below in the Results of Operations. These changes were made on a prospective basis, with previously reported amounts re-categorized to conform with current presentation. Given that our business may continue to change, either by reason of acquisition or otherwise, we may modify our categorization of revenues or costs in future financial statements with the object being to present most appropriately our results

Critical Accounting Policies and Estimates

The policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application places the most significant demands on our management’s judgment, with financial reporting results relying on our estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, our management cautions that future events rarely develop as forecast, and that best estimates may routinely require adjustment.

The SEC has issued cautionary advice to elicit more precise disclosure about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

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

Revenue Recognition.  We recognize revenue in accordance with the accounting standard, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  Revenues are derived principally from the delivery of digital media solutions and professional services. Our revenues include fees charged for software-as-a-service (“SaaS”), enterprise licenses, software usage, storage, software set-up/support services, hardware components, content delivery, content syndication fees, advertising-based monetization and professional services.  Revenue is recognized when the product and/or service has been provided to the customer. We may enter into agreements whereby we guarantee a minimum service level, or a minimum number of impressions, click-throughs or other criteria on our software platform’s points of distribution for a specified period. To the extent these guarantees are not met, we may defer recognition of the corresponding revenue until guaranteed delivery levels are achieved. For software related multiple-element arrangements, we have applied the residual method to determine the amount of license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair values of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence, with any remaining amount allocated to the software license.

Inventories.  Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.  As of December 31, 2009 and 2008, our reserves for excess and obsolete inventory were $136 and $157, respectively.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the creditworthiness of customers and related aging of past due balances. The allowance for doubtful accounts as of December 31, 2009 and 2008 was $874 and $571, respectively. Charges for bad debts recorded on the statement of operations were $461 in 2009 and $143 in 2008. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations.

Impairment of Goodwill. We evaluate the carrying value of our goodwill annually at the end of December and whenever events or circumstances make it more likely than not that an impairment may have occurred. Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. In 2009 and 2008, we did not record any goodwill impairment charges.

As part of our impairment analysis for each reporting unit, we estimate the fair value of each unit utilizing the income approach and market approach. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared service or corporate items. The market approach was used as a test of reasonableness of the conclusions reached in the income approach. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

We also compared the sum of the estimated fair values of the reporting units to our total enterprise value as implied by the market value of our equity securities. This comparison indicated that, in total, our assumptions and estimates were not unreasonable.

Long-Lived Assets.  Long-lived assets, including property, plant and equipment, and intangible assets with determinable lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed if the undiscounted expected future cash flows generated from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value. The estimated useful lives of all long-lived assets are periodically reviewed and revised if necessary.

Results of Operations

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue. Consolidated revenue increased by $23,883 from $23,401 for the year ended December 31, 2008 to $47,284 for the year ended December 31, 2009, an increase of 102%. The increase is principally due to an  increase in customers, increased spending by  existing customers, and revenue from the acquired companies not included in prior period results.

Variable and Direct Third Party Costs

Cost of Goods and Service. These costs increased by $12,739 from $2,845 for the year ended December 31, 2008 to $15,584 for the year ended December 31, 2009. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is primarily due to our re-categorization of expense categories in 2008, and the full year expense in 2009 compared to a partial year expense from the acquisition of KIT digital Czech in October 2008.

Hosting, Delivery and Reporting. These costs decreased by $477 from $2,024 for the year ended December 31, 2008 to $1,547 for the year ended December 31, 2009 a decrease of 24%. These costs decreased primarily due to the full year effect of the establishment of an internal datacenter during 2008 which reduced our reliance on third party suppliers as well as the reduction in expense in CDN streaming and external data storage fees.

Content Costs. Content costs decreased by $1,041 from $2,419 for the year ended December 31, 2008 to $1,378 for the year ended December 31, 2009, a decrease of 43%. The decrease is primarily due to the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content.

Direct Third Party Creative Production Costs. Direct third party creative production costs increased by $102 from $3,109 for the year ended December 31, 2008 to $3,211 for the year ended December 31, 2009.

Selling, General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs decreased by $4,057 from $20,366 for the year ended December 31, 2008 to $16,309 for the year ended December 31, 2009, a decrease of 20%. The decrease was primarily due to the continuing cost cutting measures as we integrate the acquired businesses and some of these costs are included in restructuring and integration expenses, which is offset in part by increases due to the current acquisitions in October 2009. The non-cash stock-based compensation expense decreased by $2,947, from $4,869 for the year ended December 31, 2008 to $1,922 for the year ended December 31, 2009 primarily due to the settlement agreements of Petty and Smyth in the previous year.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses decreased by $130 from $1,227 for the year ended December 31, 2008 to $1,097 for the year ended December 31, 2009, a decrease of 11%. These costs decreased primarily due to a decrease in legal fees as we have moved to a monthly retainer arrangement and the addition of the merger and acquisitions line item that includes legal and other costs in 2009.

Office, Marketing and Other Corporate Costs. These expenses increased by $1,620 from $3,511 for the year ended December 31, 2008 to $5,131 for the year ended December 31, 2009, an increase of 46%. The increase was primarily due to the full year expense of the acquisition of Kamera in May 2008, KIT digital Czech acquired in October 2008 and the acquisitions of FeedRoom and Nunet acquired in October 2009.

Merger and Acquisition and Investor Relation Expenses. These expenses increased by $2,079 from $427 for the year ended December 31, 2008 to $2,506 for the year ended December 31, 2009, an increase of 487%. The increase is primarily due to the change in treatment of merger and acquisition expenses which were previously added to the cost of acquisitions in the previous year pursuant to the new accounting standard on business combinations effective January 1, 2009 for the Company.

Depreciation and Amortization. Depreciation and amortization expense increased 137% or $2,431 from $1,771 for the year ended December 31, 2008 to $4,202 for the year ended December 31, 2009. The increase is primarily due to the full year effect of the acquisitions of Kamera in May 2008, KIT digital Czech in October 2008, and Morpheum in September 2008 and the acquisitions of FeedRoom and Nunet in October 2009.

Restructuring Charges. These expenses decreased by $519 from $3,068 for the year ended December 31, 2008 to $2,549 for the year ended December 31, 2009, a decrease of 17%. Restructuring charges consist of employee termination costs, contract settlements and facility closing costs. These costs arose from the restructuring of acquisitions during the year.

Integration Expenses. These expenses increased by $3,318 from $1,111 for the year ended December 31, 2008 to $4,429 for the year ended December 31, 2009, an increase of 299%. Integration expenses consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.

Impairment of Property and Equipment. Impairment of property and equipment was $229 for the year ended December 31, 2008. The impairment related to the abandonment of assets due to the downsizing of our London office.

Impairment of Intangible Asset. Impairment of intangible asset was $500 for the year ended December 31, 2009. We determined that customer lists from the acquisition of Kamera in May 2008 are impaired and therefore recorded a reduction of $500 to the intangible asset.

Interest Income. Interest income decreased by $114 from $164 for the year ended December 31, 2008 to $50 for the year ended December 31, 2009, a decrease of 70%. This decrease was primarily due to fluctuations in the level of our cash and cash equivalents and the decrease in interest rates.

Interest Expense. Interest expense increased by $291 from $228 for the year ended December 31, 2008 to $519 for the year ended December 31, 2009, an increase of 128%. This increase was due to the issuance of $1,500 of a senior secured note in November 2008 subsequently repaid in August 2009 and the full year addition of debt and capital lease obligations acquired in the acquisition of KIT digital Czech in October 2008

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount was $1,175 for the year ended December 31, 2009 and $110, for the year ended December 31, 2008. These costs result from the issuance of $1,500 of a senior secured note in November 2008 and interim convertible promissory notes payable of $3,350 to KIT Media Ltd. and $350 to Granahan McCourt Capital, LLC during the quarters ended June 30, 2009 and September 30, 2009. The convertible promissory notes were repaid from the proceeds of the public offering in August 2009 and hence any remaining deferred financing costs or debt discount was written off.

Derivative expense. Derivative expense was $6,015 for the year ended December 31, 2009. Under ASC 815-40, the company recorded an increase in the fair value of warrants containing reset provisions.

Other Income/(Expense). Other income/(expense) changed by a net $41. Other income was $31 for the year ended December 31, 2008 as compared to other expense of $10 for the year ended December 31, 2009.

Registration Rights Liquidated Damages. Registration rights liquidated damages were $0 for the year ended December 31, 2009 and $117 for the year ended December 31, 2008.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $19,942 for the year ended December 31, 2009 compared to net loss of $18,975 for the year ended December 31, 2008, a decrease of $658, or 3%.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $6,791 and a working capital deficit of approximately $15,097 which if reduced for the acquisition liabilities for Visual that can be paid in stock of $1,075 and for the derivative liability which has a non-cash valuation of $21,314 we have a working capital surplus of $7,292. Since December 31, 2009 until the date of this report we have sold 5,102,868 shares of common stock and have received approximately $52,049 in net proceeds from these sales (see subsequent events). Management anticipates that it has enough cash reserves and will generate sufficient cash flows from its operating activities to meet its capital requirements.

Net cash used in operating activities was $13,618 for the year ended December 31, 2009 compared to $12,816 for the year ended December 31, 2008, an increase of $802 or 6%.

Net cash used by investing activities was $9,723 for the year ended December 31, 2009 compared to $11,715 for the year ended December 31, 2008, a decrease in net cash used in investing activities of $1,992, or 17%. In 2009, this primarily consisted of net cash paid for the new acquisitions or earn-out payments for existing acquisitions of $6,998, purchase of assets of $1,078 and purchase of software of $1,500.

Net cash provided by financing activities was $24,576 for the year ended December 31, 2009 compared to $20,352 for the year ended December 31, 2008. In 2009, this primarily consisted of net proceeds of $26,082 from the August 2009 private placement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2009 and 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Recently Issued Accounting Standards

In December 2007, the FASB issued a new accounting standard, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. We adopted the provisions of this new accounting standard on January 1, 2009. We implemented these changes, which led to changes in the presentation of prior period results.

In May 2009, the FASB issued a new accounting standard on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted the provisions of this accounting standard on June 30, 2009 and it had not impact on our consolidated financial position or results of operation.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We conduct our operations in primary functional currencies: the United States dollar, the British pound, the Australian dollar, the Swedish krona and the Czech koruna. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. However, we attempt to employ a “natural hedge” by matching as much as possible in like currencies our customer revenues with associated customer delivery costs. We invoice our international customers primarily in U.S. dollars, British pounds, Australian dollars, Euros, Swedish kronor and Czech koruna.

We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation and as our foreign currency consumer receipts are converted into U.S. dollars. Our exposure to foreign exchange rate fluctuations also arises from payables and receivables to and from our foreign subsidiaries, vendors and customers.

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We endeavor to place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We have obtained callable cash collateral wherever we have identified credit risk exists with respect to these investments.

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

Item 8.  Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).  Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria).  Based on our assessment we conclude that our internal control over financial reporting is effective based on those criteria as of December 31, 2009.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

Part III (Items 10 through 14) is omitted since we expect to file with the U.S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2009, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors.  If for any reason such a statement is not filed within such a period, this report will be appropriately amended.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) and (2):  The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1.

(a)(3) Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 2, 2003 by and among Virilitec Industries, Inc., ROO Media Corporation, VRLT Acquisition Corp., and Jacob Roth and Bella Roth.(1)

2.2	Stock Purchase Agreement dated as of March 11, 2004 by and among the Company and the shareholders of Reality Group Pty Ltd.(2)

2.3	Asset Purchase Agreement dated as of May 26, 2004 by and among the Company, Undercover Holdings Pty Ltd. and Undercover Media Pty Ltd.(3)

2.4	Stock Purchase Agreement dated as of September 10, 2004 by and among the Company and Avenue Group, Inc. in connection with the purchase of common stock of Bickhams Media, Inc.(4)

2.5	Stock Purchase Agreement dated as of November 1, 2004 by and between Bickhams Media, Inc., ROO Group, Inc., and Daniel and Vardit Aharonoff.(5)

2.6	Amendment No. 1 dated October 28, 2005 to Stock Purchase Agreement among ROO Group, Inc. and the shareholders of Reality Group Pty Ltd.(6)

2.7	Share Purchase Agreement dated October 28, 2005 by and among ROO Broadcasting Limited and the Sellers thereto.(6)

2.8
Share Purchase Agreement for the Acquisition of all Issued Shares of Visual Connection, a.s., dated October 5, 2008, between KIT digital, Inc. and KIT digital FZ-LLC (on the one hand), and Tomas Petru and Jakub Vanek (on the other hand).(7)

2.9	Agreement and Plan of Merger, dated September 30, 2009, between KIT digital, Inc., KIT Acquisition Corporation, The FeedRoom, Inc. and certain stockholders of The FeedRoom, Inc.(34)

2.10	Share Purchase Agreement, dated October 5, 2009, between International Management Group GmbH and KIT digital, Inc. for the acquisition of Nunet AG.(35)

3.1	Certificate of Incorporation of Virilitec Industries, Inc.(8)

3.2	Certificate of Amendment of Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on October 31, 2003.(9)

3.3	Certificate of Amendment to the Amended Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on February 18, 2004.(9)

3.4	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005.(10)

3.5	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005.(10)

3.6	Amendment to the Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on September 30, 2005.(11)

3.7	Certificate of Amendment to Amended Certificate of Incorporation, effective as of October 3, 2005.(11)

3.8	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on May 19, 2008.(12)

3.9	Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware effective March 9, 2009.(33)

3.10	By-laws(8)

3.11	Amendment to By-laws.(13)

4.1	Stock Purchase Warrant issued to AJW Offshore, Ltd., dated September 10, 2004.(14)

4.2	Stock Purchase Warrant issued to AJW Qualified Partners, LLC, dated September 10, 2004.(14)

4.3	Stock Purchase Warrant issued to AJW Partners, LLC, dated September 10, 2004.(14)

4.4	Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, dated September 10, 2004.(14)

4.5	Stock Purchase Warrant issued to AJW Offshore, Ltd., dated November 23, 2004.(15)

10.1	Employment Agreement with Robert Petty, dated April 1, 2004.(16)

10.2	Employment Agreement with Robin Smyth, dated April 1, 2004.(16)

10.3	Employment Agreement with Robert Petty, dated November 1, 2004.(9)

10.4	Employment Agreement with Robin Smyth, dated November 1, 2004.(9)

10.5	Sublease dated April 1, 2005.(17)

10.6	AT&T Intelligent Content Distribution Service Agreement, dated August 16, 2001.(9)

10.7	Network Services Agreement with Speedera Networks, Inc. dated June 1, 2004.(9)

10.8
Securities Purchase Agreement, dated September 10, 2004, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.(14)

10.9	Letter agreement dated May 12, 2005 between the Company, AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.(18)

10.10	Note Purchase Agreement, made as of May 18, 2005, by and between ROO Group, Inc. and Robert Petty.(19)

10.11	Registration Rights Agreement, made as of May 18, 2005, by and among Robert Petty, ROO Group, Inc. and the purchasers listed on Schedule I thereto.(20)

10.12	Securities Purchase Agreement, dated July 18, 2005, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.(21)

10.13
Registration Rights Agreement, dated as of July 18, 2005, by and among ROO Group, Inc. and AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.(21)

10.14	Omnibus Consent and Waiver dated August 18, 2005 between ROO Group, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.(22)

10.15	Common Stock Purchase Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto.(23)

10.16	Registration Rights Agreement dated August 19, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto.(23)

10.17	Escrow Agreement dated August 19, 2005 among ROO Group, Inc., the purchasers signatory thereto and the escrow agent.(23)

10.18	Common Stock Purchase Agreement dated October 20, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto.(24)

10.19	Registration Rights Agreement dated October 20, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto.(24)

10.20	Escrow Agreement dated October 20, 2005 among ROO Group, Inc., the purchasers signatory thereto and the escrow agent.(24)

10.21	Common Stock Purchase Agreement dated December 28, 2005 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto.(25)

10.22	Escrow Agreement dated December 28, 2005 among ROO Group, Inc., the purchasers signatory thereto and the escrow agent.(25)

10.23	Registration Rights Agreement dated December 28, 2005 among ROO Group, Inc. and the purchasers listed on Schedule 1 thereto.(25)

10.24	Securities Purchase Agreement dated August 18, 2006 among ROO Group, Inc. and the purchasers listed on Exhibit A thereto.(26)

10.25	Escrow Agreement dated August 18, 2006 among ROO Group, Inc., the purchasers signatory thereto and the escrow agent.(26)

10.26	Securities Purchase Agreement dated November 14, 2006 among ROO Group, Inc. and the Purchasers listed on Exhibit A thereto.(27)

10.27	Escrow Agreement dated November 14, 2006 among ROO Group, Inc., the purchasers signatory thereto.(27)

10.28	Securities Purchase Agreement, dated May 4, 2007, among ROO Group, Inc., the purchasers signatory thereto.(28)

10.29	Escrow Agreement, dated May 4, 2007, among ROO Group, Inc., the purchasers signatory.(28)

10.30	Asset Purchase Agreement, dated July 12, 2007, by and among ROO HD, Inc., Wurld Media, Inc., Gregory Kerber, and Kirk Feathers.(29)

10.31	Agreement, dated January 25, 2007, by and among ROO Group, Inc. and News Corporation.(30)

10.32	Securities Purchase Agreement dated May 8, 2008 among ROO Group, Inc., the purchasers signatory thereto.(31)

10.33	Stockholders Agreement, dated September 30, 2009, by and among KIT digital, Inc., Kaleil Isaza Tuzman and certain stockholders of The FeedRoom, Inc.(34)

10.34	Form of Convertible Promissory Note (Purchase) made by KIT digital, Inc. to International Management Group GmbH in the principal amount of EUR 1,662,500.(35)

10.35	Convertible Promissory Note (Indemnity) made by KIT digital, Inc. to International Management Group GmbH in the principal amount of EUR 58,250.(35)

21.1	Subsidiaries of the Company.(32)

*23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.

*31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to Form 8-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 18, 2003.

(2)	Incorporated by reference to Form 8-K, filed with the SEC on May 17, 2004.

(3)	Incorporated by reference to Form 8-K, filed with the SEC on June 16, 2004.

(4)	Incorporated by reference to Form 8-K, filed with the SEC on September 22, 2004.

(5)	Incorporated by reference to Form 8-K/A, filed with the SEC on November 5, 2004.

(6)	Incorporated by reference to Form 8-K/A, filed with the SEC on November 2, 2005.

(7)	Incorporated by reference to Form 8-K, filed with the SEC on October 9, 2008.

(8)	Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the SEC on March 29, 1999.

(9)	Incorporated by reference to Form SB-2 (File No. 333,120605), filed with the SEC on November 18, 2004.

(10)	Incorporated by reference to Form 8-K, filed with the SEC on March 14, 2005.

(11)	Incorporated by reference to Form 8-K, filed with the SEC on October 4, 2005.

(12)	Incorporated by reference to Form 8-K, filed with the SEC on June 2, 2008.

(13)	Incorporated by reference to Form 8-K, filed with the SEC on June 1, 2009.

(14)	Incorporated by reference to Form 8-K, filed with the SEC on September 16, 2004.

(15)	Incorporated by reference to Form 8-K, filed with the SEC on November 30, 2004.

(16)	Incorporated by reference to Form 10-QSB, filed with the SEC on August 16, 2004.

(17)	Incorporated by reference to Form 8-K, filed with the SEC on June 13, 2005.

(18)	Incorporated by reference to Form 8-K, filed with the SEC on May 12, 2005.

(19)	Incorporated by reference to Form 8-K, filed with the SEC on May 24, 2005.

(20)	Incorporated by reference to Form 8-K, filed with the SEC on July 22, 2005.

(21)	Incorporated by reference to Form 8-K, filed with the SEC on July 23, 2005.

(22)	Incorporated by reference to Form 8-K, filed with the SEC on August 24, 2005.

(23)	Incorporated by reference to Form 8-K, filed with the SEC on August 25, 2005.

(24)	Incorporated by reference to Form 8-K, filed with the SEC on October 26, 2005.

(25)	Incorporated by reference to Form 8-K, filed with the SEC on December 30, 2005.

(26)	Incorporated by reference to Form 8-K, filed with the SEC on August 24, 2006.

(27)	Incorporated by reference to Form 8-K, filed with the SEC on November 20, 2006.

(28)	Incorporated by reference to Form 8-K, filed with the SEC on May 10, 2007.

(29)	Incorporated by reference to Form 8-K, filed with the SEC on July 18, 2007.

(30)	Incorporated by reference to Form 8-K/A, filed with the SEC on March 14, 2005.

(31)	Incorporated by reference to Form 8-K, filed with the SEC on May 8, 2008.

(32)	Incorporated by reference to 2008 Form 10-K, filed with the SEC on April 15, 2009.

(33)	Incorporated by reference to Form 8-K, filed with the SEC on March 16, 2009.

(34)	Incorporated by reference to Form 8-K, filed with the SEC on October 6, 2009.

(35)	Incorporated by reference to Form 8-K, filed with the SEC on October 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2010	KIT DIGITAL, INC.

	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robin Smyth
Robin Smyth Chief Financial Officer (Principal Financial and Accounting Officer)

As of March 31, 2010, the company had approximately 330 stockholders of record, and a greater number of beneficial holders for whom shares are held in a "nominee" or "street" name.

Name	Title	Date

Chairman and Chief Executive Officer
/s/ Kaleil Isaza Tuzman	(Principal Executive Officer)	April 2, 2010
Kaleil Isaza Tuzman

/s/ Gavin Campion	President and Director	April 2, 2010
Gavin Campion

Chief Financial Officer and Director
/s/ Robin Smyth	(Principal Financial and Accounting Officer)	April 2, 2010
Robin Smyth

/s/ Kamal El-Tayara	Director	April 2, 2010
Kamal El-Tayara

/s/ Steven G. Felsher	Director	April 2, 2010
Steven G. Felsher

/s/ Daniel Hart	Director	April 2, 2010
Daniel Hart

/s/ Lars Kroijer	Director	April 2, 2010
Lars Kroijer

/s/ Wayne Walker	Director	April 2, 2010
Wayne Walker

KIT digital, Inc. and Subsidiaries

FORM 10-K

ITEMS 8 and 15(a)(1) and (2)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KIT digital, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of KIT digital, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KIT digital, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial  statements, the Company changed its method of accounting for certain warrants effective January 1, 2009 pursuant to new accounting standard on “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”. In addition, the Company changed its method of accounting for business combinations effective January 1, 2009 pursuant to new accounting standard on “Business Combinations”.

/s/ Grant Thornton LLP
New York, New York
April 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KIT digital, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of KIT digital, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KIT digital, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors,
New York, New York	A Professional Corporation
April 8, 2009

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$6,791	$5,878
Investment	217	-
Accounts receivable, net	17,258	8,331
Unbilled revenue	2,960	-
Inventory, net	708	2,130
Other current assets	2,205	1,539
Total current assets	30,139	17,878

Property and equipment, net	5,697	2,928
Software, net	3,436	2,265
Customer list, net	4,650	2,988
Goodwill	36,492	15,167
Other assets	-	83
Total assets	$80,414	$41,309

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$1,623	$1,456
Capital lease and other obligations	1,218	395
Secured loans payable	1,321	966
Senior secured notes payable, net of debt discount	-	950
Accounts payable	6,647	5,775
Accrued expenses	8,501	2,240
Income tax payable	312	160
Deferred tax liability	580	-
Acquisition liability – Kamera	-	3,000
Acquisition liability – Visual	1,075	2,218
Derivative liability	21,314	-
Other current liabilities	3,455	3,818
Total current liabilities	46,046	20,978

Capital lease and other obligations, net of current	377	949
Secured loans payable, net of current	-	236
Acquisition liability - Visual, net of current	-	1,075
Total liabilities	46,423	23,238

Stockholders' Equity:
Common stock, $0.0001 par value: authorized 30,000,000 shares; issued and outstanding 10,844,853 and 4,183,280, respectively	1	-
Additional paid-in capital	128,263	101,057
Accumulated deficit	(93,943)	(82,499)
Accumulated other comprehensive loss	(330)	(250)
Total stockholders' equity	33,991	18,308
Non-controlling interest	-	(237)
Total equity	33,991	18,071
Total liabilities and stockholders' equity	$80,414	$41,309

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in Thousands, Except Share and Per Share Data)

	Year ended December 31,
	2009	2008
Revenue	$47,284	$23,401

Variable and direct third party costs:
Cost of goods and services	15,584	2,845
Hosting, delivery and reporting	1,547	2,024
Content costs	1,378	2,419
Direct third party creative production costs	3,211	3,109
Total variable and direct third party costs	21,720	10,397

Gross profit	25,564	13,004

Selling, general and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $1,922 and $4,869, respectively)	16,309	20,366
Legal, accounting, audit and other professional service fees	1,097	1,227
Office, marketing and other corporate costs	5,131	3,511
Merger and acquisition and investor relations expenses	2,506	427
Depreciation and amortization	4,202	1,771
Restructuring charges	2,549	3,068
Integration expenses	4,429	1,111
Impairment of property and equipment	-	229
Impairment of intangible assets	500	-
Total selling, general and administrative expenses	36,723	31,710

Loss from operations	(11,159)	(18,706)

Interest income	50	164
Interest expense	(519)	(228)
Amortization of deferred financing costs and debt discount	(1,175)	(110)
Derivative expense	(6,015)	-
Other income (expense), net	(10)	31
Registration rights liquidated damages	-	(117)

Net loss before income taxes	(18,828)	(18,966)
Income tax expense	(1,114)	(116)

Net loss before non-controlling interest	(19,942)	(19,082)
Non-controlling interest	-	107

Net loss available to common shareholders	$(19,942)	$(18,975)

Basic and diluted net loss per common share	$(3.03)	$(7.55)
Basic and diluted weighted average common shares outstanding	6,573,970	2,512,415

Comprehensive loss:
Net loss	$(19,942)	$(18,975)
Foreign currency translation	(97)	(304)
Change in unrealized gain on investments, net	17	-
Comprehensive loss	$(20,022)	$(19,279)

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)

	Series A Preferred Shares	Series A Preferred Shares Par Value	Common Stock	Common Stock Par Value
Balance - January 1, 2008	10,000,000	$1	1,112,459	$—
Issue of stock in private placement	—	—	2,142,857	—
Issue of stock in placement to KIT Media	—	—	892,857	—
Conversion of preferred stock to common stock	(10,000,000)	(1)	11,429	—
Issue of warrants for private placement	—	—	—	—
Issue of stock for exercise of stock options	—	—	7,821	—
Issue of stock in Asset Acquisition	—	—	13,714	—
Issue of warrants with short term debt	—	—	—	—
Issue of stock for services	—	—	2,143	—
Stock-based compensation	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Net loss	—	—	—	—

Balance - December 31, 2008	—	$—	4,183,280	$—

Cumulative adjustment for derivative liabilities	—	—	—	—
Balance – January 1, 2009	—	—	4,183,280	—
Issue of stock in public offering	—	—	4,004,000	1
Issue of stock for repayment of loans	—	—	34,733	—
Issue of stock for exercise of stock options	—	—	14,057	—
Issue of stock for exercise of warrants	—	—	148,847	—
Issue of stock for acquisitions	—	—	2,411,357	—
Acquisition of non-controlling interest	—	—	—	—
Debt discount on notes	—	—	—	—
Issue of stock for compensation	—	—	35,376	—
Issue of stock for services	—	—	9,235	—
Round up due to the 1 for 35 reverse split	—	—	3,968	—
Stock-based compensation	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Fair market value adjustment for available for sale securities	—	—	—	—
Net loss	—	—	—	—

Balance - December 31, 2009	—	$—	10,844,853	$1

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)

	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance - January 1, 2008	$74,824	$(63,524)	$54	$11,355
Issue of stock in private placement	14,680	—	—	14,680
Issue of stock in placement to KIT Media	5,000			5,000
Conversion of preferred stock to common stock	1	—	—	—
Issue of warrants for private placement	1,038	—	—	1,038
Issue of stock for exercise of stock options	22	—	—	22
Issue of stock in Asset Acquisition	106	—	—	106
Issue of warrants with short term debt	642	—	—	642
Issue of stock for services	11	—	—	11
Stock-based compensation	4,733	—	—	4,733
Foreign currency translation adjustment	—	—	(304)	(304)
Net loss	—	(18,975)	—	(18,975)

Balance - December 31, 2008	$101,057	$(82,499)	$(250)	$18,308

Cumulative adjustment for derivative liabilities	(24,235)	8,498	—	(15,737)
Balance – January 1, 2009	76,822	(74,001)	(250)	2,571
Issue of stock in public offering	26,081	—	—	26,082
Issue of stock for repayment of loans	301			301
Issue of stock for exercise of stock options	39	—	—	39
Issue of stock for exercise of warrants	1,220	—	—	1,220
Issue of stock for acquisitions	22,281	—	—	22,281
Acquisition of non-controlling interest	(867)	—	—	(867)
Debt discount on notes	517	—	—	517
Issue of stock for compensation	261	—	—	261
Issue of stock for services	90	—	—	90
Round up due to the 1 for 35 reverse split	—	—	—	—
Stock-based compensation	1,518	—	—	1,518
Foreign currency translation adjustment	—	—	(97)	(97)
Fair market value adjustment for available for sale securities	—	—	17	17
Net loss	—	(19,942)	—	(19,942)

Balance - December 31, 2009	$128,263	$(93,943)	$(330)	$33,991

The accompanying notes are an integral part of these consolidated financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2009	2008
Operating activities:
Net loss	$(19,942)	$(18,975)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	461	143
Depreciation and amortization	1,847	729
Amortization of intangible assets	2,355	1,042
Amortization of deferred financing costs	108	18
Amortization of debt discount	1,067	92
Impairment of property and equipment	—	229
Impairment of intangible assets	500	—
Derivative expense	6,015	—
Non-cash stock-based compensation	1,922	4,733
Issuance of warrants for settlement of separation agreements	-	1,038
Non-cash stock for services	90	11
Gain on bargain purchase	(26)	—
Non-controlling interest in subsidiaries	—	(107)

Changes in assets and liabilities:
Accounts receivable	(7,002)	(2,133)
Unbilled revenue	(2,960)	—
Inventories	1,475	(738)
Other assets	117	585
Accounts payable	(481)	(512)
Accrued expenses	1,770	310
Income tax payable	103	171
Other liabilities	(1,037)	548

Total adjustments	6,324	6,159

Net cash used by operating activities – forward	(13,618)	(12,816)

Investing activities:
Release of restricted cash	—	100
Cash paid into investment	(200)	—
Cash received in acquisition of FeedRoom, net	1,014	—
Cash paid in acquisition of Nunet, net	(5,961)	—
Cash received in acquisition of Narrowstep	279	—
Cash paid in acquisition of Visual, net	(480)	(1,201)
Cash paid in acquisition of Kamera, net	(1,700)	(4,363)
Cash paid for completion of acquisition of Sputnik	—	(4,656)
Cash paid in acquisition of Morpheum, net	—	(649)
Cash paid for assets acquired from Juzou	(150)	(19)
Purchase of software	(1,500)	—
Proceeds from sale of equipment and domain name	53	33
Purchase of equipment	(1,078)	(960)

Net cash used by investing activities – forward	$(9,723)	$(11,715)

The accompanying notes are an integral part of these consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2009	2008
Net cash used by operating activities – forwarded	$(13,618)	$(12,816)

Net cash used by investing activities – forwarded	(9,723)	(11,715)

Financing activities:
Proceeds from public offering, net	26,082	—
Proceeds from private placements, net	—	14,680
Proceeds from private placement to KIT Media	—	5,000
Bank overdraft and other obligations	94	(89)
Proceeds from exercise of stock options	39	22
Proceeds from issuance of secured loans	796	—
Payments of secured loans	(713)	(322)
Proceeds from issuance of senior secured note	—	1,500
Payments of senior secured note	(1,500)	—
Proceeds from exercise of warrants	783	—
Payments on capital leases	(1,005)	(259)

Net cash provided by financing activities	24,576	20,352

Effect of exchange rate changes on cash and cash equivalents	(322)	(312)
Net increase (decrease) in cash and cash equivalents	913	(4,311)
Cash and cash equivalents - beginning of year	5,878	10,189
Cash and cash equivalents - end of year	$6,791	$5,878

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Income taxes	$80	$—
Interest	$519	$251
Common stock issued in connection with acquisitions	2,411,357	13,714

The accompanying notes are an integral part of these sonsolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(1) Basis of Presentation

KIT digital, Inc. ("we," "us," "our," the "Company" or "KIT digital"), through our operating subsidiaries, provides enterprise clients an end-to-end technology platform for managing Internet Protocol (“IP”)-based video assets across the browser, mobile device and IPTV set-top box-enabled television set. We offer creative interface design, branding, strategic planning and technical integration services to complement our “VX”-branded software platform. Our solutions includes the delivery of IP video software solutions, including software-as-a-service (“SaaS”) fees, enterprise license fees, software usage fees, set-up/support services, storage, hardware components, content delivery, content syndication, and advertising-based monetization. Our solutions also include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics.

On March 6, 2009, we filed a certificate of amendment of our certificate of incorporation to (i) effect a 1-for-35 reverse stock split of our common stock; (ii) decrease the total number of shares of common stock authorized to be issued from 500,000,000 shares to 30,000,000 shares; and (iii) eliminate the authorization of a class of preferred stock.  The changes made by the certificate of amendment were effective on March 9, 2009, and per share amounts for all periods presented in the accompanying financial statements have been adjusted for the reverse stock split.  On August 13, 2009, our common stock began trading on the NASDAQ Global Market exchange under the ticker symbol “KITD.” Previously, our ticker symbol was “KDGL”, as quoted on the OTC Bulletin Board. On January 25, 2010, our common stock was accepted and began trading on the Main Market of the Prague Stock Exchange under the symbol KITD and may be traded interchangeably between the NASDAQ Global Market and the Prague Stock Exchange.

(2) Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of KIT digital, Inc., and all its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Management makes estimates and assumptions for, but not limited to, allowance for doubtful accounts, revenue recognition, purchase price allocation, inventory reserves, tax assets and liabilities, depreciation and amortization lives, stock-based compensation, fair value of derivative liabilities, impairment of tangible and intangible assets and other contingencies.

Foreign Currency Translation - Assets and liabilities of KIT digital’s foreign subsidiaries are translated at period end exchange rates and related revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are recorded in other income (expense), net.

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

The assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy are Investments and Derivative Liabilities. Investments are measured using active quoted market prices (Level 1). See Note 5 for fair value hierarchy on the Derivative Liabilities.

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount of held in foreign currencies as of December 31, 2009 was $2,272. The amount of cash in excess of FDIC insured amounts as of December 31, 2009 and 2008, was $6,541 and $5,634, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of December 31, 2009, three customers accounted for approximately 39.6% of our trade accounts receivable. As of December 31, 2008, no customers made up more than 10% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

Goodwill - We evaluate the carrying value of our goodwill annually at the end of December and whenever events or circumstances make it more likely than not that an impairment may have occurred. Accounting standard on Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. In 2009 and 2008, we did not record any goodwill impairment charges.

As part of our impairment analysis for each reporting unit, we estimate the fair value of each unit utilizing the income approach and market approach. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared service or corporate items. The market approach was used as a test of reasonableness of the conclusions reached in the income approach. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping.

We also compared the sum of the estimated fair values of the reporting units to our total enterprise value as implied by the market value of our equity securities. This comparison indicated that, in total, our assumptions and estimates were not unreasonable.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Long-Lived Assets – Long-lived assets, including property, plant and equipment, and intangible assets with determinable lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed if the undiscounted expected future cash flows generated from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value. The estimated useful lives of all long-lived assets are periodically reviewed and revised, if necessary.

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of December 31, 2009 and 2008, the Company had $2,032 and $3,001, respectively, of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days written notice.

Accounts Receivable - Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of December 31, 2009 and 2008 was $874 and $571, respectively.

Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of December 31, 2009 and 2008, our reserves for excess and obsolete inventory were $136 and $157, respectively.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for using the straight-line and declining balance methods of accounting over the estimated useful lives of the assets which range from one year to twenty years. Leasehold improvements are amortized over the shorter of its useful life or lease term. Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

Income Taxes - We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments - Upon the adoption of a new standard effective January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected as income (expense). The fair value of the warrants issued was $15,736 and $21,314 on January 1, 2009 and December 31, 2009, respectively. See Note 5, “Derivative Liabilities” for further information.

Revenue Recognition - We recognize revenue in accordance with the accounting standard, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  Revenues are derived principally from the delivery of digital media solutions and professional services. Our revenues include fees charged for software-as-a-service (“SaaS”), enterprise licenses, software usage, storage, software set-up/support services, hardware components, content delivery, content syndication fees, advertising-based monetization and professional services.  Revenue is recognized when the product and/or service has been provided to the customer. We may enter into agreements whereby we guarantee a minimum service level, or a minimum number of impressions, click-throughs or other criteria on our software platform’s points of distribution for a specified period. To the extent these guarantees are not met, we may defer recognition of the corresponding revenue until guaranteed delivery levels are achieved. For software related multiple-element arrangements, we have applied the residual method to determine the amount of license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair values of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence, with any remaining amount allocated to the software license.

 Research and Development - Costs incurred in research and development are expensed as incurred and are included in the consolidated statement of operations and comprehensive loss in compensation, travel and associated costs and office, marketing and other corporate costs. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. We do not capitalize any software development costs, as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

Stock-Based Compensation - We record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the requisite service periods. Our share-based awards include stock options, warrants and restricted stock awards. We use the Black-Scholes-Merton option-pricing model (“Black-Scholes”) to measure fair value of these share-based awards. The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the expected stock price volatility, the expected life of the option award, the risk-free rate of return and dividends during the expected term.

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

Recent Accounting Pronouncements –    In December 2007, the FASB issued a new accounting standard, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. We adopted the provisions of this new accounting standard on January 1, 2009. We implemented these changes, which led to changes in the presentation of prior period results.

In May 2009, the FASB issued a new accounting standard on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted the provisions of this accounting standard on June 30, 2009 and it had not impact on our consolidated financial position or results of operation.

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

(3) Acquisitions

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

(3) Acquisitions (Continued)

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

On August 31, 2008, we acquired 100% of Morpheum Internet Services Pty. Ltd. (“Morpheum”), a Melbourne, Australia-based company, for consideration paid at closing of $734, plus $56 in legal and consulting costs related to the acquisition for an aggregate cost of $790.. Morpheum was one of Asia’s leading providers of web-based content management systems (“CMS”). Morpheum’s software, LanternCMS, has become integrated into the Company’s VX software platform. The Company has allocated the aggregate cost of the acquisition to Morpheum’s net tangible and identifiable intangible assets based on their estimated fair values.

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

(3) Acquisitions (Continued)

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

(3) Acquisitions (Continued)

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

 KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On March 6, 2009, we acquired the remaining 49% outstanding share capital that we did not previously own in subsidiary Reality Group Pty. Ltd., an Australian marketing communications firm, in consideration of the issuance of 90,073 shares of common stock for a total purchase price of $631 which is recorded as a reduction to additional paid-in capital. The remaining balance of the non-controlling interest of $237 is recorded as part of the acquisition and recorded as additional paid-in capital.

On April 8, 2009, we acquired certain of the operating assets and assumed specified liabilities of Narrowstep, Inc., a United States and United Kingdom based internet TV platform company (“Narrowstep”) in exchange for 25,000 shares of restricted common stock valued at $213. The acquisition included a transition of customer relationships to us and expanded our client delivery capabilities, particularly in live-streaming and long-form delivery. The Company has allocated the aggregate cost of the acquisition to net tangible and identifiable intangible assets based on their estimated fair values.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Narrowstep acquisition (April 8, 2009).

Current assets	$670
Property and equipment	296
Intangible assets - customer lists	313
Total assets acquired	1,279

Current liabilities	1,040
Total liabilities assumed	1,040

Net assets acquired	$239

Gain on bargain purchase	$26

A gain on bargain purchase of $26 was recorded to other income in the year ended December 31, 2009 in the consolidated statements of operations and comprehensive loss.

In November 2008, we purchased specified assets of Extreme Mobile Services Limited (also known as Juzou), a company formed under the laws of the United Kingdom.  Juzou’s business involves content management and web services with live streaming capabilities.  Under an Asset Purchase Agreement, dated November 15, 2008, we acquired the Juzou trademark and system and ongoing client and other operating contracts.  The total purchase price of the assets was $800, payable in shares of our common stock based on meeting specified financial and operating targets over the ensuing two-year period, which has subsequently been amended in August 2009 to $570.  At closing, we issued 13,715 shares of our common stock to Juzou valued at $120 against the total purchase price of which $104 was recorded as software. In September 2009, we paid $150 in cash and issued 10,559 shares valued at $90, which was recorded as software. In December 2009, we issued 7,165 shares valued at $70 for the consideration 12 months from closing, which was recorded as software. We have not recorded the contingent liability of $140 in consideration that is payable 18 and 24 months from closing as it is not certain that the performance criteria will be met.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On October 1, 2009, we acquired The FeedRoom, Inc., a United States company engaged in online video communications (“FeedRoom”) in exchange for 948,636 shares of KIT digital common stock (the “Merger Shares”) and an additional 363,636 shares of our common stock issued in exchange for a $4,000 indirect investment in us by certain stockholders of FeedRoom immediately prior to the closing of the merger. The KIT digital common stock was issued to such stockholders at an effective price of $11.00 per share. This acquisition expands our client base in North America and enhances our IP video platform through the integration of key features of FeedRoom’s software. The Merger Shares were delivered as follows: (i) 937,398 shares on closing; and (ii) 374,602 shares which will be retained by us for one year after the closing. The Company has allocated the aggregate cost of the acquisition to FeedRoom’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (October 1, 2009).

Current assets	$1,832
Property and equipment	1,166
Intangible assets – developed software	200
Intangible assets - customer list	1,600
Goodwill	11,075
Total assets acquired	15,873

Current liabilities	2,228

Net assets acquired	$13,645

The results of operations of FeedRoom for the period from October 1, 2009 to December 31, 2009 have been included in the consolidated statements of operations and comprehensive loss.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On October 1, 2009, we acquired all Nunet AG, a German company engaged in video management for broadband, IPTV and mobile (“Nunet”) for an aggregate purchase price of EUR 7,647, consisting of: a cash payment of $8,048 (EUR 5,400) paid at closing; a convertible promissory note of EUR 1,663 due March 31, 2011; and another convertible promissory note of EUR 584 due June 30, 2010. These convertible promissory notes have since been converted into 339,540 shares of common stock valued at $3,321 and purchased by an independent investor. This acquisition expands our client base with major international mobile network operators and enhances our platform with mobile capabilities. An additional $430 (EUR 300) was paid to IMG at closing to cover brokers, introducing parties, management incentives and other transaction-related costs. This amount was expensed and is included in merger and acquisition and investor relations expenses in the consolidated statement of operations and comprehensive loss. The Company has allocated the aggregate cost of the acquisition to Nunet’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (October 1, 2009).

Current assets	$2,167
Property and equipment	1,917
Intangible assets – developed software	439
Intangible assets - customer list	1,316
Goodwill	8,859
Total assets acquired	14,698

Current liabilities	2,049
Capital leases	1,124
Total liabilities assumed	3,173

Net assets acquired	$11,525

The results of operations of Nunet for the period from October 1, 2009 to December 31, 2009 have been included in the consolidated statements of operations and comprehensive loss.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisition Liabilities

On March 9, 2009, we issued 300,539 shares of our common stock in satisfaction of a $1,500 acquisition liability incurred in connection with the acquisition of Kamera Content AB (“Kamera”) in 2008, which is included in goodwill. In September 2009, we recorded an additional liability of $1,083 as a result of an amendment to the underling share purchase agreement for full and final settlement of all future/potential earn-out payments. This has been recorded as additional goodwill in the consolidated balance sheet. In October 2009, we paid $1,700 and 110,805 shares valued at $883 to settle this liability.

In January 2009, we paid $180 in cash to the former shareholders of Visual Connection a.s. (“Visual”), pursuant to the Visual Share Purchase Agreement dated October 5, 2008 (“Visual SPA”). In March 2009, we issued 163,044 shares of our common stock to the former shareholders of Visual, pursuant to the Visual SPA, in satisfaction of a $1,500 earn out liability, which is included in goodwill. In September 2009, we issued 52,632 shares valued at $430 and $300 in cash to the former shareholders of Visual pursuant to an amendment to the Visual SPA and in satisfaction of the earn-out 12 months after closing and is included in goodwill. The liability included in the consolidated balance sheet in “Acquisition liability – Visual” is $1,075 as of December 31, 2009. We have not recorded the contingent liability of $1,075 in consideration that is payable 18 and 24 months from closing as it is not certain that the performance criteria will be met.

(5) Derivative Liabilities

In June 2008, the Financial Accounting Standards Board issued a new accounting standard. Under this standard, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,736. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009 and December 31, 2009 were 5,806,230 and 4,794,400, respectively. The number of shares for the determination of liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009 and December 31, 2009 increased from 2,886,038 to 4,794,400, respectively.

Durint the third quarter, we identified certain errors in the fair valuation of derivative liabilities related to prior interim periods in fiscal year 2009. These errors were corrected and disclosed in the consolidated financial statements for three and nine months ended September 30, 2009. We have recorded necessary adjustments in the consolidated financial statements for the year ended December 31, 2009.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Derivative Liabilities (continued)

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

The following tables summarize the components of derivative liabilities as of December 31, 2009 and the re-measurement date, January 1, 2009:
	December 31, 2009	Re-measurement date January 1, 2009
Fair value of warrants with anti-dilution provisions	$(21,314)	$(15,736)

Significant assumptions (or ranges):
Trading market values (1)	$11.00	$5.25
Term (years)	3.35 to 4.00	4.35 to 5.00
Volatility (1)	61.98%	101.98%
Risk-free rate (2)	1.70%	1.55%
Effective Exercise price	$7.00	$5.92 (3)

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

The effects on our expense associated with changes in the fair values of our derivative financial instruments for the year ended December 31, 2009 was $6,015.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(6) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, a company beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services. The total amount paid to KIT Capital and included in our results of operations in the year ended December 31, 2009 and 2008 were $508 and $573, respectively.

On May 1, 2009, we issued a convertible interim promissory note up to a maximum of $5,000 to KIT Media, Ltd. of which we received gross proceeds of $2,250 in the quarter ended June 30, 2009 and $1,100 in the quarter ended September 30, 2009. Interest is payable monthly in arrears at 8% and matures on April 30, 2010. Interest of $51 was calculated and paid during 2009. A debt discount of $442 was recorded related to this debt and was amortized through the repayment date of August 18, 2009. As of August 18, 2009, these notes were repaid from the proceeds of the public offering.

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

In 2009, the Company recorded revenues of approximately $120 from affiliated companies in which senior executives have a shareholding interest. In 2009, the Company has also recorded variable and direct third party costs amounting to approx $200 from such affiliates.

(7) Property and Equipment

Property and equipment consisted of the following:

	December 31,		Estimated
			Useful
	2009	2008	Lives in Years
Office equipment capital lease	$1,183	$611	1- 5
Motor vehicles capital lease	625	544	3 - 5
Computer software	806	249	1 - 4
Leasehold improvements	1,114	553	1 - 5
Furniture and fixtures	1,022	311	2 -10
Office equipment	4,696	2,009	1 -5
	9,446	4,277
Accumulated depreciation and amortization	(3,749)	(1,349)
	$5,697	$2,928

Depreciation and amortization expense amounted to $1,847 and $729 for the years ended December 31, 2009 and 2008, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(8) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2009 and 2008, respectively are as follows:

Goodwill
Balance as of January 1 2008	$1,123
Acquisitions	14,044
Balance as of December 31, 2008	15,167
Acquisitions	21,325
Balance as of December 31, 2009	$36,492

Intangible assets include the following:

	December 31, 2009
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Software	3.25	$5,995	$(2,559)	$3,436
Customer list	4.5	6,960	(2,310)	4,650
Domain name		—	—	—
Total		$13,455	$(5,369)	$8,086

		December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with determinable lives:
Software		$3,546	$(1,281)	$2,265
Customer list		4,231	(1,243)	2,988
Domain name		54	(35)	19
Total		$7,831	$(2,559)	$5,272

Estimated future annual amortization expense as of December 31, 2009 is as follows
	Customer List	Software

2010	$1,224	$1,397
2011	1,174	821
2012	876	633
2013	508	432
2014	482	154
Thereafter	387	-
Totals	$4,650	$3,436

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(8) Impairment of Intangible Asset

As of December 31, 2009, we determined that customer lists from the acquisition of Kamera in May 2008 are impaired. We evaluated the ongoing value of these assets and based on this evaluation, we determined that customer lists with a carrying amount of $891 was impaired and therefore recorded a reduction of $500; this is recorded as loss on impairment of intangible assets in the consolidated statement of operations and comprehensive loss.

 (9) Notes Payable

On May 1, 2009, we issued a convertible interim promissory note up to a maximum of $5,000 to KIT Media, Ltd. of which we received gross proceeds of $2,250 in the quarter ended June 30, 2009 and $1,100 in the quarter ended September 30, 2009. Interest was payable monthly in arrears at 8%. Interest of $51 was calculated through repayment and paid during 2009. A debt discount of $442 was recorded related to this debt and was amortized through the repayment date of August 18, 2009. As of August 18, 2009, these notes were repaid from the proceeds of the public offering.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(10) Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10.  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

Income (loss) before income tax consisted of the following:
2009

United States Operations	$(13,087)
Foreign Operations	(5,741)
Total	$(18,828)

The components of the income tax expense (benefit) for the year ended December 31, 2009 are as follows:

Current Taxes:
Federal	$-
State	140
Foreign	157

Total current tax expense	297

Deferred Taxes:
Federal	-
State	-
Foreign	817

Total deferred tax expense (benefit)	817

Provision for (benefit from) income taxes	$1,114

The following table is a reconciliation from our income tax provision (benefit) based on the U.S. Federal statutory income tax rate to the income tax expense (benefit) reported for financial statement purposes:

2009

U.S. Statutory Rate	34.00%
State and Local Taxes, net of federal benefit	2.44%
Foreign Rate Different Than Statutory	(4.46)%
Permanent Differences	(15.68)%
Change in Valuation Allowance	(22.21)%
(5.91)%

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(10) Income Taxes (continued)

The Tax effects of temporary differences and net operating loss carry forwards that give rise to deferred tax assets and liabilities are as follows:
	2009	2008
Deferred Tax Assets:

Stock Option Compensation	$2,248	$1,922
Compensation	141	133
Allowances for Doubtful Accounts	101	97
Depreciation and Amortization	125	239
Net Operating Losses	56,331	26,542
Restructuring Costs	257	-
Other	-	50
Total Deferred Tax Assets	59,203	28,983

Deferred Tax Liabilities:
Intangible and Fixed Assets	(2,126)	(1,391)

Valuation Allowance	(57,657)	(28,983)

Net Deferred Tax Asset (Liability)	(580)	-

As of December 31, 2009, the Company had approximately $119,600 of Federal, $220,000 of State and Local, and $11,900 of Foreign net operating losses (NOLs).  The Federal and State NOLs are available to offset future taxable income through 2029 and expire from 2019 to 2029.  These Federal and State amounts include NOLs resulting from the acquisitions of Videdome (approximately $2,250) and Feedroom (approximately $60,200).  The foreign NOLs have no expiration.

The Company has not recognized a deferred asset for the NOLs at December 31, 2009 and expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Additionally the Federal and State utilization of the above NOLs, in accordance with Section 382 of the Internal Revenue Service code, could be limited or expire before utilization due to stock ownership changes that may have occurred in the past or in the future.  In certain foreign jurisdictions, the utilization of the NOLs may also be limited.

During 2009, our valuation allowance increased by $30,065 from $27,592 in 2008 to $57,657 in 2009 respectfully.  We will continue to maintain the valuation allowance until sufficient positive evidence exists to support a full or partial reversal.

The Company adopted the authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007.  There were no unrecognized tax benefits as of the date of our adoption of this guidance and as of December 31, 2009.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

The Company's policy is to account for recognized accrued interest and penalties relating to unrecognized tax positions in income expense.  During the year ended December 31, 2009 no amounts were recognized.

As a matter of course, the Company can be audited by federal, state and foreign tax authorities.  No audits are currently in process.

A list of open years by major jurisdictions follows:

Jurisdiction	Tax Years
United States	1999 to 2009
New York State	1999 to 2009
New York City	1999 to 2009
Australia	2004 to 2009
Germany	2005 to 2009
United Kingdom	2007 to 2009

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(11) Commitments and Contingencies

Leases - The Company is a party to a number of non-cancelable lease agreements primarily involving office premises, motor vehicles and computer equipment. Included in capital leases are equipment and motor vehicle leases which are generally for three to five year periods. Included in operating leases are office premises, equipment and motor vehicle leases which are generally for two to five year periods.

The following is a schedule of future minimum payments under capital leases and operating leases as of December 31, 2009.

Year	Capital leases	Operating leases	Total

2010	$912	$2,193	$3,105
2011	680	796	1,476
2012	171	150	321
2013	25	84	109
2014	-	24	24
Thereafter	-	-	-

Total Minimum Lease Payments	1,788	$3,247	$5,035
Less Amount Representing Interest	(193)

Total Obligations Under Capital Leases	$1,595

Rent expense amounted to $1,694 and $1,156 for the years ended December 31, 2009 and 2008, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(11) Commitments and Contingencies (continued)

Employment Agreements - On December 18, 2007, the Company entered into the Management Agreement with KIT Capital for a term commencing on January 9, 2008 and terminating on January 9, 2011, unless sooner terminated or mutually extended. The Management Agreement provided for an aggregate compensation for KIT Capital as follows: (i) $51 monthly (which has been subsequently adjusted downwards at various dates based on the headcount), which includes the cost of at least three employees inclusive of benefits and taxes, (ii) signing incentive payment of $69, (iii) an incentive bonus equal to the greater of (x) the preceding twelve months’ base compensation or (y) the previous month’s monthly installment of base compensation multiplied by twelve if the Company shall achieve 2 consecutive quarters of profitability or the Company’s total monthly revenue equals or exceeds $6,000, and (iv) a “ phantom stock plan ” for 2,100,000 shares that vest over a 36-month period. Specific terms of this plan are subject to finalization. The Management Agreement provides that upon termination of the Management Agreement or after the Management Agreement’s expiration date for any reason except cause (as defined in the Management Agreement), the Company shall pay KIT Capital, in addition to any other payments due hereunder, a cash severance payment equal to the greater of (i) the total amount paid to KIT Capital during the preceding twelve months, including base compensation and all bonuses, and (ii) the previous month’s monthly installment of base compensation multiplied by twelve.

Litigation - In December 2007, two former consultants of ROO Media Corporation (ROO Media) (currently KIT Media Corporation) sued that entity together with ROO Group, Inc. (currently KIT digital, Inc.) and its founder and former Vice Chairman and ROO Media’s former President and Chief Operating Officer in New York Supreme Court, New York County, New York, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. Last year, defendants moved to dismiss the complaint and, in March 2009, the court dismissed all of plaintiffs’ claims except their breach of contract claim on the grounds that it is based on an alleged oral agreement, which plaintiffs may be able to prove. Defendants have answered the complaint, denying liability, and the case is now in discovery. We believe that there is no merit to this suit, and we intend to continue to defend vigorously.

In November 2007, the Company’s wholly-owned subsidiary, ROO HD, Inc., now known as KIT HD, Inc. (“KIT HD”), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., in New York Supreme Court, Saratoga County, New York.  The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”), purportedly on behalf of themselves and “others similarly situated,” claims that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that KIT HD is the alter-ego of Wurld.  Plaintiffs seek the appointment of a receiver to take charge of the Company’s property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount.  KIT HD filed its answer to the complaint in January 2008. In December 2009, plaintiffs served an amended complaint, dropping the class action allegations and adding the Company as a defendant; otherwise, it is essentially the same as its predecessor.  Earlier this month, KIT HD and the Company answered the amended complaint, and the case will shortly enter into discovery. We believe that the suit is without merit, and the Company and KIT HD intend to defend themselves vigorously.

In May 2009, a former employee of Wurld, Plaintiff, filed suit against ten shareholders of Wurld, Wurld, ROO HD (n/k/a “KIT HD”), and ROO Group, Inc. (n/k/a the “Company”), in New York Supreme Court, Albany County, New York.  Plaintiff, a former employee of Wurld, seeks to hold the ten largest shareholders of Wurld liable under Business Corporation Law § 630, for $100 in wages that Wurld allegedly failed to pay Plaintiff.  She further asserts a variety of claims based on the allegation that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance, and that KIT HD is the successor to Wurld and liable for Wurld’s debts.  Based on these allegations, plaintiff seeks payment of her wages, the (unspecified) fair market value of her shares of stock in Wurld, rescission of the asset purchase agreement between Wurld and KIT HD, plus attorney’s fees.  In October 2009, the court dismissed plaintiff's claims against three shareholder/defendants on the grounds that BCL § 630 does not apply to Wurld because it is not a New York corporation, a decision that plaintiff is appealing.  KIT HD and the Company have been served and answered, and the case is now in discovery.  We believe that this lawsuit is without merit, and if necessary the Company intends to defend itself vigorously.

 KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(12) Stock Issuances

During the quarter ended March 31, 2009, we issued 562,476 shares of common stock. Of this amount we issued 8,820 shares from the exercise of stock options and received $25 in gross proceeds. In addition, we issued 90,073 shares for the acquisition of Reality, 300,539 shares for an earn-out payment for Kamera acquisition and 163,044 shares for an earn-out payment for Visual acquisition.

During the quarter ended June 30, 2009, we issued 65,623 shares of common stock. Of this amount, we issued 748 shares from the exercise of stock options and received $2 in gross proceeds. In addition, we issued 25,000 shares for the asset purchase agreement with Narrowstep, 34,733 shares for the repayment of loans of $302 and 5,142 shares for services valued at $41.

During the quarter ended September 30, 2009, we issued 4,080,244 shares of common stock. Of this amount, we issued 4,004,000 shares in the public offering in August 2009, 52,632 shares for an earn-out payment for Visual acquisition, 10,559 shares for an earn-out payment for Juzou asset acquisition, 8,960 shares for exercise of cashless warrants and 4,093 shares for services valued at $49.

In August 2009, we completed the sale of 4,554,000 shares of our common stock at a price of $7.00 per share in a public offering, 4,004,000 shares were sold by us and 550,000 shares were sold by certain existing, unaffiliated stockholders. The gross proceeds of the common stock sold by us were $28,028. We did not receive any proceeds from the sale of shares by the selling stockholders. We issued to the underwriters 44,067 warrants to purchase shares of common stock with an exercise price of $8.40 per share exercisable for a period of five years and were valued under the Black-Scholes model as $181. In connection with the public offering, we received net cash proceeds of approximately $26,081 after underwriting discounts, commissions and fees, legal fees and expenses, and other fees.

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

During the quarter ended December 31, 2009, we issued 1,953,230 shares of common stock. Of this amount, we issued 1,312,000 shares for the acquisition of FeedRoom, 339,540 shares for the acquisition of Nunet, 110,805 shares for an earn-out payment for Kamera acquisition, 7,165 shares for an earn-out payment for Juzou asset acquisition, 139,987 shares for exercise of warrants with proceeds of $783, 4,489 shares for the exercise of options with proceeds of $13, 35,376 shares for compensation valued at $261 and 3,968 shares for the round up due to the 1 for 35 reverse split.

As of December 31, 2009, the outstanding warrants (excluding the warrants included in the derivative liability of 4,794,400 and stock-based compensation of 34,286) are 510,639 with a weighted average exercise price of $51.36 and a weighted average remaining term of 2.7 years.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(13) Stock-Based Compensation

On March 17, 2008, the Board of Directors adopted an incentive compensation plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan currently has reserved 857,143 shares of common stock for issuance. Also, on March 17, 2008, the Board of Directors resolved that, subject to the agreement of the individuals, a surrender of options under the 2004 Stock Option Plan were exchanged for options under the 2008 Incentive Stock Plan. The 2004 Stock Option Plan has reserved 342,858 shares of common stock for issuance.

The Company’s outstanding unvested stock options have maximum contractual terms of up to five years, principally vest on a quarterly basis ratably over four years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, warrants and restricted stock awards, based on the fair value of the award at the date of grant in accordance with the modified prospective method. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period, net of estimated forfeitures.

For the years ended December 31, 2009 and 2008, the Company recognized $1,922 and $4,869, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Included in the 2009 amount of $1,922, is $261 of stock issued for compensation, $261 for a 2009 bonus accrued for which stock is to be issued in 2010 and $18 for director’s compensation accrued and to be paid in stock in 2010. Included in the 2008 amount of $4,869, is $136 for director’s fees for 2008 in which options have been issued in 2009 with immediate vesingt with immediate vesting and is included in accrued expenses as of December 31, 2008. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date. During the year ended December 31, 2009, a total of 11,428 these warrants vested with 20,000 vested and 14,286 unvested as of December 31, 2009. The intrinsic value as of December 31, 2010 of these outstanding warrants and exercisable warrants are $218 and $127, respectively.

As of December 31, 2009, there was approximately $2,989 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:
	Year Ended December 31, 2009	Year Ended December 31, 2008
Expected life (in years)	3.75	5.00
Risk-free interest rate	2.87%	2.84%
Volatility	76.96%	155.51%
Dividend yield	0	0

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(13) Stock-Based Compensation (continued)

A summary of the status of stock option awards and changes during the years ended December 31, 2008 and December 31, 2009 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at January 1, 2008	185,160	$112.00
Granted	589,036	6.30
Exercised	(7,612)	2.80
Cancelled, expired, or forfeited	(264,971)	2.80
Outstanding at December 31, 2008	501,613	5.25
Granted	494,964	7.74
Exercised	(14,054)	2.80
Cancelled, expired, or forfeited	(104,550)	8.65
Outstanding at December 31, 2009	877,973	7.14	4.03	$3,391
Exercisable at December 31, 2009	368,735	6.56	3.82	$1,637

The weighted-average grant-date fair value of option awards granted during the years ended December 31, 2009 and 2008 was $4.41 and $6.30, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(14) Software license agreement

In the first quarter of 2009, we sold a non-exclusive, perpetual, non-transferable, non-assignable and non-sublicenseable, worldwide license to use our technology for the sole purpose of providing online video services to this non-related party’s customers for a license fee of $1,500. We also are charging an annual maintenance fee of 18% of the license fee. The license fee was recorded as revenue in the consolidated statement of operations and comprehensive loss. The maintenance fee is being recognized in revenue on a monthly basis. In the first quarter of 2009, we purchased a non-exclusive, perpetual, non-transferable, non-assignable and non-sublicenseable, license to use the software from this same non-related party to power search and related videos within our VX Application and player of our owned and licensed video content or our customer’s video content for a license fee of $1,500 and an annual support and maintenance fee of $270. The license fee was recorded in the balance sheet in “Software, net” and is being amortized over two years. The annual support and maintenance fee is being expensed on a monthly basis.

 (15) Restructuring Charges

The Company recorded restructuring charges of $2,549 in the year ended December 31, 2009. This amount is comprised of employee termination costs related to the reorganization of the Company of $708 and facility closing costs of $1,841 related to the closing of one of the Melbourne, Australia offices, one of the Dubai, UAE offices, one of the New York, NY offices, the Westborough, MA office, the Larkspur, CA office, and the Bellevue, WA office. As of December 31, 2009, we accrued $829 of facility closing costs and is included in accrued liabilities in the consolidated balance sheets.

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

(16) Integration Expenses

The Company has recorded integration expenses of $4,430 in the year ended December 31, 2009 related to the redundancy in staff and consultants during reorganization, corporate rebranding related to the reorganization, integration of acquired companies and assets.

The Company has recorded integration expenses of $1,111 in the year ended Decemeber 31, 2008 related to the redundancy in staff and consultants for the transition of technology infrastructure during reorganization due to the centralizing of resources in Toronto, recruiting costs for the centralizing of resources in Toronto, and corporate rebranding related to the reorganization.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

 (17) Segment Reporting

We have presented geographical location for revenue and assets below. We have presented operating segments in the past for Digital Media Solutions and Professional Services but since Professional services represents less than 10% of total assets and total revenues and we expect this segment to continue to decrease, we are not presenting financial information for operating segments..

The following table provides revenue and assets by major geographical location.
	Year ended
	December 31,
	2009	2008
Revenue:
EMEA	$33,106	$10,580
AsiaPac	10,501	10,928
Americas	3,677	1,893

Total revenue	$47,284	$23,401

	December 31,
	2009
Assets:
EMEA	$21,887
AsiaPac	3,743
Americas	4,447
Corporate	50,337
Total assets	$80,414

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(18) Subsequent Events

On January 26, 2010, we completed an underwritten public offering of 2,980,000 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-162325), which was originally filed and declared effective in October 2009, and related prospectus supplement dated January 21, 2010.  We sold such shares in the offering at a price of $10.50 per share and received $31,290 in gross proceeds and approximately $28,500 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses.  The impact of the public offering will essentially be to increase our total stockholders’ equity by approximately $28,500.  As part of the offering, we granted the underwriters an over-allotment option to purchase an additional 447,000 shares of common stock at the same price per share through February 20, 2010.  We subsequently sold 350,000 additional shares of common stock pursuant to the over-allotment option on February 23, 2010, and received $3,675 in gross proceeds and approximately $3,000 in net proceeds.  We will utilize the net proceeds of the offering for potential acquisitions and acquisition-related costs and for working capital and general corporate purposes.  Additionally, a small portion of the net proceeds will be used for the repurchase of certain outstanding warrants issued in prior private placement financings.

In connection with the consolidation of our international operational headquarters in Prague, Czech Republic, we decided to dual list our shares of common stock on the Prague Stock Exchange, the Czech Republic’s main securities market and the second largest stock exchange in Central and Eastern Europe. On January 25, 2010, our common stock was accepted and began trading on the Main Market of the Prague Stock Exchange.  Our shares trade under the symbol KITD on the Prague Stock Exchange, and may be traded interchangeably between the NASDAQ Global Market and the Prague Stock Exchange.

On March 9, 2010, we completed an underwritten public offering of 1,541,624 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-164655), which was originally filed and declared effective in February 2010, and related prospectus supplement dated March 4, 2010.  We sold such shares in the offering at a price of $9.73 per share and received $15,000 in gross proceeds and approximately $13,800 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. The impact of the public offering will essentially be to increase our total stockholders’ equity by approximately $13,800. As part of the offering, we granted the underwriters an over-allotment option to purchase an additional 231,244 shares of common stock at the same price per share through April 3, 2010. We subsequently sold 231,244 additional shares of common stock pursuant to the over-allotment option on March 22, 2010, and received $2,250 in gross proceeds and approximately $2,000 in net proceeds. We intend to use the net proceeds from the sale of the shares in the offering to repurchase outstanding warrants issued in prior private placement financings from certain warrant holders and, if there are residual proceeds, for acquisitions, working capital and general corporate purposes.

KIT Media purchased $1,750 of common stock (179,856 shares) in the March 9, 2010 offering, at the same price and on the same terms as the other investors in this offering.

The Board of Directors approved the repurchase of certain outstanding warrants with exercise prices in excess of market price from certain warrant holders which acquired the warrants in prior private placement financings, including KIT Media Ltd., an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer.  We repurchased and cancelled the warrants on March 31, 2010, in exchange for cash payments equal to the fair value of the applicable warrants on the date of repurchase, as determined using a percentage premium over the intrinsic value (using a 20-day trailing average closing stock price at the time of warrant repurchase agreement minus the applicable warrant exercise price) of the warrants. Such repurchase amounts were below the “Black-Scholes-Merton” value of the warrants. The terms of the warrant repurchase were no more favorable to KIT Media than to other warrant sellers.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(18) Subsequent Events (continued)

In March, we acquired Multicast Media Technologies, Inc., corporation United States Company engaged in live event broadcasting, internet video and targeted multimedia communications (“Multicast”), in exchange for 2,379,714 shares of our common stock and approximately $4,750 in cash (the “Cash Consideration”). The share consideration issuable to Multicast stockholders was reduced to 1,312,034 shares of KIT digital common stock (the “Merger Shares”), after giving effect to adjustments for assumption by KIT digital of existing indebtedness and other liabilities of Multicast in the amount of approximately $5,927.  The merger consideration is subject to adjustment upwards or downwards to the extent that the closing working capital of Multicast is greater or less than zero.

The Cash Consideration and Merger Shares were delivered as follows: (i) $4,000 in cash and 842,500 shares of our stock promptly following the closing; and (ii) a “holdback amount” of an additional $746 in cash and 469,534 shares of KIT digital common stock, less any amount used by KIT digital to offset negative working capital and satisfy indemnity claims as described below, will be delivered to such stockholders not later than one year after the closing or such later date as all indeminty claims have been resolved. Of the total “holdback amount,” $712 in cash and 196,798 Merger Shares will be used to offset any negative working capital balance of Multicast as of the effective date of the merger, which amount is to be determined within 30 days following the closing of the merger. The remaining $34 in cash and 272,736 Merger Shares being held back by KIT digital will be used to indemnify KIT digital against any breaches of representations, warranties and covenants by Multicast, as well as against certain additional specified liabilities.