Form 10-K/A
period 2009-12-31
KIT digital, Inc.
filed 2010-04-30
CIK 1076700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K ON
FORM 10-K/A

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2010 was 21,948,696 shares.

KIT digital, Inc.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
ON FORM 10-K/A

TABLE OF CONTENTS

Page

PART I

Explanatory Note		iii
Item 1.	Business	N/A
Item 1A.	Risk Factors	N/A
Item 1B.	Unresolved Staff Comments	N/A
Item 2.	Properties	N/A
Item 3.	Legal Proceedings	N/A
Item 4.	Reserved	N/A

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	N/A
Item 6.	Selected Financial Data	N/A
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	N/A
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8.	Financial Statements and Supplementary Data	N/A
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
Item 9A(T).	Controls and Procedures	N/A
Item 9B.	Other Information	N/A

PART III

Item 10.	Directors, Executive officers and Corporate Governance	1
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions, and Director Independence	15
Item 14.	Principal Accountant Fees and Services	15

PART IV

Item 15.	Exhibits and Financial Statement Schedules	N/A

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This report includes and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements. These important factors include the factors that we identify in the documents we incorporate by reference in this report, as well as other information we include or incorporate by reference in this report.  See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  You should read these factors and other cautionary statements made in this report, and in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this report, and in the documents incorporated by reference.  Except to the extent required by U.S. federal securities laws, we do not assume any obligation to update any forward-looking statements made by us.

ii

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K for the year ended December 31, 2009 is being filed to add Items 10 through 14 of Part III of the Annual Report on Form 10-K, which were omitted in reliance on General Instruction G(3) thereto.

iii

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, and their positions with us, as of April 29, 2010:

Name	Age	Position with Company	Director Since
Kaleil Isaza Tuzman	38	Chairman of the Board and Chief Executive Officer	2008
Gavin Campion	37	President and Director	2008
Robin Smyth	56	Chief Financial Officer and Director	2003
Kamal El-Tayara	39	Director	2008
Steven G. Felsher	61	Director	2008
Daniel W. Hart	36	Director	2008
Lars Kroijer	38	Director	2008
Wayne Walker	51	Director	2008

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Kaleil Isaza Tuzman was elected Chairman of the Board and has served as our Chief Executive Officer since January 2008. Mr. Isaza Tuzman has worked in the digital media industry since the late 1990s as a venture capitalist and entrepreneur. From 2005 to 2007, he served as the President and Chief Operating Officer of JumpTV Inc., subsequently acquired by Neulion, Inc. (TSX: NLN), a leader in IP-based broadcasting of international television and sports. From 2002 to date, Mr. Isaza Tuzman has served as the Managing Partner of KIT Capital, a software and digital media-focused restructuring and merchant banking firm which merged into Dubai-based merchant bank KCP Capital in 2008. From 2001 to 2002, he served as Chairman and Chief Executive Officer of KPE, Inc., a leading digital media services company. Prior to that, Mr. Isaza Tuzman worked at Goldman Sachs, in investment banking and equities risk arbitrage. He has been a member of the Council on Foreign Relations, and has acted as a U.S. trade representative. Mr. Isaza Tuzman graduated magna cum laude and holds an A.B. from Harvard University and holds graduate certificates in International Relations from El Colegio de México and in Latin American Studies from Harvard University.

Gavin Campion has served as our President since April 2008 and elected as a Director in November 2008. From January 2005 to March 2008, he served as managing director of Sputnik Agency Pty Ltd., an Australian-based interactive marketing agency. In 1999, Mr. Campion co-founded Reality Group Pty Ltd., a subsidiary of KIT digital, which has attracted blue-chip advertising customers. From 2004 to 2008, Mr. Campion served as Chief Executive Officer of Shoppers Advantage, a leading Australian e-commerce company, and as a director of Presidential Card, Australia’s largest discount loyalty program. Mr. Campion received his B.A. with honors in marketing from the University of Huddersfield in England.

Robin Smyth has served as a Director since December 2003 and has served as our Chief Financial Officer since December 2003, except for a five-month leave from April 27 to September 28, 2009. From 1998 to 2001, Mr. Smyth was a partner at Infinity International, a consulting and IT recruitment operation. From 1990 to 1998, he worked for Computer Consultants International. He is also on the board of directors of a number of wholly-owned subsidiaries of KIT digital. Mr. Smyth received his undergraduate degree in economics from Monash University in Australia.

Kamal El-Tayara has served as a Director since February 2008. Since 2004, Mr. El-Tayara has been the managing partner of MNA Partners, a Dubai-based merchant bank, which merged into KCP Capital in 2008. Prior to that, Mr. El-Tayara held senior positions with Merrill Lynch and Salomon Smith Barney in the Middle East. In early 2003, Mr. El-Tayara managed the corporate finance initiatives of MBC Group, MENA’s (Middle East and North Africa) largest media company, where he participated in the set up of Alarabiya News Channel, for which he acted as Chief Financial Officer. In 2007, Mr. El-Tayara set up the Swiss EFG Bank in Dubai, for which he acted as the Dubai Head. Mr. El-Tayara is a board member of KIT Media Ltd. Mr. El-Tayara holds a B.S. in electrical engineering from the American University of Beirut (with distinction) and an M.B.A. from INSEAD.

Steven G. Felsher has served as a Director since November 2008 and is our lead director and Chairman of our Audit Committee. Mr. Felsher was the Vice Chairman and Chief Financial Officer-Worldwide of Grey Global Group Inc., and was responsible for its integration into WPP Group plc following WPP Group’s acquisition of Grey in March 2005. Mr. Felsher was responsible for overseeing Grey’s financial operations, investor relations, acquisitions and other corporate functions. Mr. Felsher joined Grey in 1979 as a Vice President, became Senior Vice President in 1986, and Chief Financial Officer in 1989. He headed Grey’s Legal Affairs department from 1979 to 1989. Since leaving Grey, Mr. Felsher consults for a number of intellectual property and marketing services companies. Mr. Felsher holds a B.A. in Classical Greek from Dickinson College, was a Thomas J. Watson Fellow, and holds a J.D. from Yale Law School.

Daniel W. Hart has served as a Director since March 2008. Mr. Hart is the founder and managing partner of River Road Ventures, a private equity and advisory firm, since February 2004. River Road Ventures merged into KCP Capital in 2008. Prior to founding River Road Ventures, Mr. Hart founded Fundamental Capital, an investment partnership which integrated operational management with early-stage venture capital. Mr. Hart’s entrepreneurial and investing background has focused on the digital media, wireless, semiconductor, enterprise software areas. Mr. Hart is a board member of KIT Media Ltd. Mr. Hart holds an A.B. in economics from Harvard University.

Lars Kroijer has served as a Director since February 2008 and is Chairman of our Compensation Committee. Mr. Kroijer is the founder and Chief Executive Officer of Holte Capital Ltd., a special situations hedge fund, since April 2002. From June 1999 to March 2002, Mr. Kroijer worked for HBK Investments focusing on special situations investing and event-driven arbitrage. Prior to that, Mr. Kroijer worked for SC Fundamental, a value-focused hedge fund, and for Lazard Frères, a boutique investment banking firm. Mr. Kroijer graduated magna cum laude  and holds an A.B. from Harvard University and an M.B.A. from Harvard Business School.

Wayne Walker has served as a Director since January 2008 and is Chairman of our Nominations and Corporate Governance Committee. Mr. Walker has served as the managing partner of Walker Nell Partners, Inc. since 2004. He has more than 20 years of experience in corporate law and corporate restructuring. Prior to establishing Walker Nell, he served as the Principal of Parente Randolph, LLC, an accounting and consulting firm, from July 2001 to February 2004. He served as Senior Counsel of DuPont Corporation from 1984 to 1998 and as Chairman of Habitat for Humanity from 1995 to 1998. He holds a B.A. from Loyola University New Orleans and a J.D. from Catholic University of America. He also studied finance for non-financial managers at the University of Chicago’s Graduate School of Business.

Board of Directors

The Board of Directors of the Company held 7 meetings during 2009. Each director then serving attended 75% or more of the aggregate of: (1) the total number of Board meetings; and (2) the total number of meetings of the committee(s) of which he is a member, if any. The Company does not have a written policy on board attendance at annual meetings of stockholders; however it does schedule a board meeting immediately after the annual meeting for which members attending receive compensation. The table below describes the Board’s committees.

Committee Name	Members	Number of Meetings in 2009	Principal Functions
Audit Committee	S. Felsher (Chairman) K. El-Tayara L. Kroijer W. Walker	4
•      Recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;
•      The appointment, compensation, retention and oversight of the work of the independent auditor engaged by us to prepare or issue an audit report or perform other audit review or attest services for us;

•      Establishing procedures for the receipt, retention and treatment of complaints received regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;
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

Compensation Committee	L. Kroijer (Chairman) S. Felsher W. Walker	6
•      Approving and evaluating the compensation of directors and executive officers.
•      Establishing strategies and compensation policies and programs for employees to provide incentives for delivery of value to our stockholders.
•      Establishing policies to hire and retain senior executives, with the objectives of aligning the compensation of senior management with our business and the interests of our stockholders.
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

•      Together with the Nominations and Corporate Governance Committee, reviewing and making recommendations to the independent directors of the board regarding the form and amount of director compensation;
•      Ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the board; and
•      Producing an annual report on executive compensation for inclusion in our proxy statement.

Nominations and Corporate Governance	W. Walker (Chairman) K. El-Tayara S. Felsher L. Kroijer	3
•      Identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of stockholders.
•      Ensuring that the Audit, Compensation and Nominations and Corporate Governance Committees of the board have the benefit of qualified and experienced “independent” directors.
•      Developing and recommending to the board a set of effective corporate governance policies and procedures, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate.
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
•      Together with the Compensation Committee, developing criteria to assist the board's assessment of the Chief Executive Officer's leadership of our company; and
•      Generally advising the board (as a whole) on corporate governance matters.

Director Independence

The Board of Directors has determined that Messrs. El-Tayara, Felsher, Hart, Kroijer, and Walker are “independent,” as independence is defined in the listing standards for the Nasdaq Stock Market.  Accordingly, six of the nine directors are independent.  Although Messrs. El-Tayara and Hart are board members of KIT Media Ltd., our largest single stockholder, they are neither controlling shareholders nor employees of KIT Media, and are not disqualified under Nasdaq’s independence standards from being considered independent directors by us.

Board Leadership Structure

Kaleil Isaza Tuzman has been the Company’s Chairman of the Board and Chief Executive Officer since December 2007 when Mr. Isaza Tuzman, through entities controlled by him, made a significant investment in the Company and assumed management control of the Company.  The Company believes that having one person, particularly Mr. Isaza Tuzman with his wealth of industry and executive management experience, his extensive knowledge of the operations of the Company and his own history of innovation and strategic thinking, serve as both Chief Executive Officer and Chairman is the best leadership structure for the Company because it demonstrates to our employees, customers and stockholders that the Company is under strong leadership, with a single person setting the tone and having primary responsibility for managing the Company’s operations.  This unity of leadership promotes strategy development and execution, timely decision-making and effective management of Company resources.  The Company believes that it has been well-served by this structure.

As described above, six of our eight directors are independent.  In addition, all of the directors on each of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are independent directors and each of these committees is led by a committee chair.  The committee chairs set the agendas for their committees and report to the full Board on their work.  We have a lead independent director, Steven G. Felsher.  As the lead independent director, Mr. Felsher acts as an intermediary between the Board and senior management.  Among other things, the lead independent director is responsible for facilitating communication among directors and between the Board and the Chairman and Chief Executive Officer, working with the Chairman and Chief Executive Officer to provide an appropriate information flow to the Board, and serving as an ex-officio member of each of our board committees and chairman of the executive sessions of the independent directors.  As required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting.  All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes.  The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the Company’s Chairman and Chief Executive Officer and Messrs. Campion and Smyth bring company-specific experience and expertise.

Risk Oversight

While the Board of Directors is responsible for overseeing the Company’s risk management, the Board has delegated many of these functions to the Audit Committee.  Under its charter, the Audit Committee is responsible for discussing with management and the independent auditors the Company’s major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure.  In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions of the most significant risks that the Company is facing and how those risks are being managed, and the Board receives reports on risk management from senior officers of the Company and from the chair of the Audit Committee.  In addition, the Chairman and Chief Executive Officer’s extensive knowledge of the Company uniquely qualifies him to lead the Board in assessing risks.  The Board of Directors believes that the work undertaken by the Audit Committee, together with the work of the lead independent director, the full Board and the Chairman and Chief Executive Officer, enables the Board to effectively oversee the Company’s risk management function.

Audit Committee

The Audit Committee is comprised of four non-employee directors, each of whom is independent as defined under Nasdaq’s listing standards. The board of directors has determined that each committee member qualifies as an “audit committee financial expert.” The Audit Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time. The Audit Committee was established in 2008. In 2007 and until the formation of the Audit Committee in 2008, the entire board of directors performed the functions of the Audit Committee.

Compensation Committee

The Compensation Committee is comprised of three non-employee directors, each of whom is independent as defined under Nasdaq’s listing standards. The Compensation Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time. The Compensation Committee was established in 2008. In 2007 and until the formation of the Compensation Committee in 2008, the entire board of directors performed the functions of the Compensation Committee.

In general, the Compensation Committee formulates and recommends compensation policies for board approval, oversees and implements these board-approved policies, and keeps the board apprised of its activities on a regular basis. In addition, the Compensation Committee together with the Nominations and Corporate Governance Committee, develops criteria to assist the board's assessment of the Chief Executive Officer's leadership of our company.

Nominations and Corporate Governance Committee

The Nominations and Corporate Governance Committee is comprised of four non-employee directors, each of whom is independent as defined under Nasdaq’s listing standards. The Nominations and Corporate Governance Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time. The Nominations and Corporate Governance Committee was established in 2008. In 2007 and until the formation of the Nominations and Corporate Governance Committee in 2008, the entire board of directors performed the functions of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee will consider candidates for director recommended by stockholders of the Company. The procedures for submitting stockholder recommendations are explained below under “Stockholder Proposals” beginning on page 21.

The Nominations and Corporate Governance Committee is responsible for the Company’s qualification and nomination of potential Board members. Pursuant to the committee’s charter, the Nominations Committee reviews the qualities and skills of prospective members of the Board of Directors and generally requires that director candidates be qualified individuals who, if added to the Board of Directors, would provide the mix of director characteristics, experience, perspectives and skills appropriate for the Company. Criteria for selection of candidates include, but are not limited to: (i) business and financial acumen, as determined by the independent directors in their discretion, (ii) qualities reflecting a proven record of accomplishment and ability to work with others, (iii) knowledge of the Company’s industry, (iv) relevant experience and knowledge of corporate governance practices, and (v) expertise in an area relevant to the Company. Potential Board members should not have commitments that would conflict with the time commitments of a director of the Company.

While the Company does not have a formal diversity policy for Board membership, the Board does seek to ensure that its membership consists of sufficiently diverse backgrounds, meaning a mix of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions.  In considering candidates for the Board, the independent directors consider, among other factors, diversity with respect to viewpoints, skills, experience and other demographics.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company or written or oral representations that no other reports were required, the Company believes that during 2009, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that, due to administrative oversight, the Company did not timely file Form 3, Form 4 or Form 5 reports on behalf of Messrs. Campion, El-Tayara, Felsher, Hart, Kroijer and Walker with respect to grants of stock options.  However, to date, all such late filings have been made.

Item 11.  Executive Compensation.

The following table describes the compensation awarded to the Chief Executive Officer and the Company’s two most highly compensated executive officers (other than the CEO) who were serving as executive officers on December 31, 2009 (the “named executive officers”):

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($) (3)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)

Kaleil Isaza Tuzman (1)	2009	277,789	—	—	—	—	—	277,789
(amounts paid to KIT Capital, a company controlled by Mr. Isaza Tuzman) Chairman and Chief Executive Officer	2008	289,652	—	—	—	—	—	289,652

Gavin Campion (2)	2009	200,000	—	—	—	—	—	200,000
President and Director	2008	130,833	—	—	—	—	—	130,833

Robin Smyth (3)	2009	148,250	—	—	—	—	—	148,250
Chief Financial Officer, Secretary, Treasurer and Director	2008	213,167	—	—	—	—	275,000	488,167

(1)
Kaleil Isaza Tuzman serves as our Chairman and Chief Executive Officer and was appointed to these positions on January 9, 2008. The total amount paid to KIT Capital (the entity that provides his services) in 2009 and 2008 was $477,750 and $573,284, respectively, of which $277,789 and $289,652, respectively, was paid to Mr. Isaza Tuzman, and the remainder was paid to other KIT Capital personnel dedicated full-time to KIT digital. These amounts include employer taxes, healthcare costs and other benefits. It also includes KIT Capital corporate fees, including legal, accounting, insurance, data hosting and parking related to KIT digital.

(2)
Mr. Campion serves as our President and a director. Mr. Campion was appointed President on April 1, 2008 and was appointed as a director on November 17, 2008. The compensation listed is only for Mr. Campion’s services as an executive officer, upon his appointment as President and not for his prior service.

(3)
Mr. Smyth served as our Chief Financial Officer, Secretary and Treasurer through April 27, 2009 and, after a five-month leave, rejoined us on September 28, 2009. Included in All Other Compensation is the payment of $275,000 related to the settlement of his separation agreement on March 31, 2008.

Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements

KIT Capital Management Agreement.  During 2008 and 2009, the managerial services of Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, and two non-executive personnel, were provided to us through KIT Capital, which is beneficially controlled by Mr. Isaza Tuzman. For these services, we paid KIT Capital aggregate fees of $477,750 in 2009 and $573,284 in 2008 for these three individuals, of which $277,789 in 2009 and  $289,652 in 2008 was paid to Mr. Isaza Tuzman and the remainder to other KIT Capital personnel dedicated full-time to KIT digital, as well as for employer taxes, healthcare costs, corporate fees and other expenses related to KIT Capital’s work with KIT digital.

Under the Executive Management Agreement with KIT Capital, dated as of December 18, 2007, the services of Mr. Isaza Tuzman and two non-executive personnel have been provided to us and our subsidiaries at an initial monthly rate of $50,800, with an incentive bonus equal to the greater of (i) the preceding 12 months’ base compensation or (ii) the previous month’s monthly installment of base compensation multiplied by 12 if we achieve two consecutive quarters of profitability or our total monthly revenue equals or exceeds $6.0 million. The Management Agreement commenced on January 9, 2008 and expires on January 9, 2011, unless sooner terminated or extended by mutual agreement.

Under the Management Agreement, we issued to KIT Capital stock options to purchase 60,000 shares of our common stock at an exercise price of $6.11 per share, of which 20,000 options vested as of January 9, 2008, and the remainder vest in equal monthly increments over a period of three years. We also established a “phantom” stock plan, pursuant to which we granted “phantom” shares equal to 60,000 shares of common stock vesting in equal monthly increments over a three-year period.

In addition, under the Management Agreement, KIT Capital received the right to: (a) purchase up to 5,100,000 shares of series A preferred stock from the holders of such shares; (b) purchase from us (i) up to $5.0 million of our common stock at a price per share of no higher than a 15% premium to the closing price of the common stock on December 18, 2007, and (ii) up to an additional $10.0 million of our common stock at a price not exceeding 90% of the five-day trailing weighted average trading price of the common stock at the time of purchase; and (c) include any such purchased shares of preferred stock and common stock in a registration statement filed by us with the SEC.

Notwithstanding these agreements, subsequent to the date of the Management Agreement, (a) we effected the automatic conversion of all then outstanding shares of series A preferred stock into 11,429 shares of common stock, thereby preventing KIT Capital from purchasing such shares, (b) we requested KIT Capital to waive its registration rights in respect of its purchase of 1,008,572 shares of common stock and warrants to purchase a like number of shares in our May 2008 financing, and (c) at the recommendation of our financial advisor, KIT Capital waived its right to purchase an additional $10.0 million in securities due to the potential negative effect on the market price with such a large controlling stockholder. For facilitating these corporate actions and waiving its rights as described above, and for KIT Capital’s investment of $5.0 million at a time when similar third-party financing transactions were unavailable and we required such funds in connection with pending acquisition transactions, we issued to KIT Capital a warrant to purchase 580,358 shares of our common stock (representing 65% warrant coverage on KIT Capital’s investment, as compared to 100% warrant coverage in the May 2008 financing transaction), for a term of five years commencing on December 31, 2008, at an exercise price of $11.90 per share, subject to the occurrence of certain events that could potentially reduce the exercise price to $5.60 per share.

The Management Agreement provides that upon termination of the agreement or after the expiration date for any reason, except cause (as defined in the Management Agreement), we are required to pay KIT Capital, in addition to any other payments due, a cash severance payment equal to the greater of (i) the total amount paid to KIT Capital during the preceding 12 months, including base compensation and all bonuses, or (ii) the previous month’s installment of base compensation multiplied by 12.

Gavin Campion Employment Agreement. On March 16, 2008, we entered into an employment agreement with Gavin Campion to serve as our President. Pursuant to the terms of his agreement, Mr. Campion will serve as our President for an indefinite term, unless terminated by either party upon no less than 30 days written notice. If the agreement is terminated by Mr. Campion (or by us for the reasons specified below) prior to two years of consecutive service (April 1, 2010), Mr. Campion will be required to reimburse us for all expenses related to his employment. Mr. Campion’s initial base compensation under the agreement is fixed at $200,000 (inclusive of his transportation and housing allowance). Mr. Campion also received stock options to purchase 34,286 shares of our common stock upon entering into the agreement. We are entitled to terminate Mr. Campion without advance notice and without the payment of any benefits upon the occurrence of certain events, including if Mr. Campion engages in fraud, dishonesty or any other act of material misconduct in the performance of his duties on our behalf, or Mr. Campion violates any material provision of his employment agreement which is not cured under any applicable cure period allowable under the agreement.

KIT digital 2004 Stock Option Plan

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

To date, we have 80,000 options outstanding under the 2004 Option Plan, as amended, of which 60,000 options were issued to KIT Capital, Ltd. pursuant to the terms of the Executive Management Agreement, dated as of December 18, 2007. Our board of directors believes in order to attract and retain the services of executives and other key employees, it is necessary for us to have the ability and flexibility to provide a compensation package which compares favorably with those offered by other companies and, accordingly, voted unanimously to adopt the 2008 Incentive Stock Plan.

As of December 31, 2009, the following options have been granted under our 2004 Option Plan:

Options Issued under 2004 Option Plan

Optionee	Quantity	Exercise Price ($)	Date Granted	Vest Date	Expiration Date
KIT Capital, Ltd.	60,000	6.11	January 9, 2008	Over 36 months	January 9, 2013
KIT Capital, Ltd.	20,000	9.80	June 21, 2008	Over 48 months	June 21, 2013

KIT digital 2008 Incentive Stock Plan

In March 2008, our board of directors adopted the KIT digital, Inc. 2008 Incentive Stock Plan (the “2008 Incentive Plan”) and initially reserved 400,000 shares of common stock for issuance. Our board of directors voted unanimously to adopt the amendment to the 2008 Incentive Plan, providing for an additional 457,143 shares of common stock available for future grants under the 2008 Incentive Plan. The holders of a majority of our outstanding shares of common stock approved the amendment to our 2008 Incentive Plan at our stockholders meeting held on November 6, 2008. In November 2009, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 2,642,857 to an aggregate of 3,500,000 shares of common stock subject to ratification by our stockholders at our next annual stockholders meeting.

Set forth below is a summary of the 2008 Incentive Plan, but this summary is qualified in its entirety by reference to the full text of the 2008 Incentive Plan, which has been filed with the SEC, and any stockholder who wishes to obtain a copy of the 2008 Incentive Plan may do so by written request to KIT digital, Inc., 205 Hudson Street, Suite 802, New York, New York 10013, Attention: Mr. Robin Smyth, Chief Financial Officer.

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

•
Expiration.  Any option granted to an employee will become exercisable over a period of no longer than five years. No option will in any event be exercisable after five years from, and no Incentive Stock Option granted to a ten percent stockholder will become exercisable after the expiration of five years from the date of the option.

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

Grants under the 2008 Incentive Plan

Through December 31, 2009, we have granted an aggregate of 819,639 options under the 2008 Incentive Plan, including the following grants to executive officers and directors:

Name and Position	Dollar Value	No. of Options
Kamal El-Tayara, Director	$153,686	42,314
Steven G. Felsher, Director	173,306	43,947
Daniel W. Hart, Director	163,687	40,998
Lars Kroijer, Director	144,734	39,820
Wayne Walker, Director	145,016	39,856
Gavin Campion, President and Director	273,000	54,286
Robin Smyth, Director and Chief Financial Officer	96,200	18,858

Stock Options

During 2009,  no stock options were granted to or exercised by the named executive officers.

The following table provides information about outstanding equity awards held by the named executive officers at the end of 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not vested
Kaleil Isaza Tuzman	45,556	14,444		$6.11	January 9, 2013
Kaleil Isaza Tuzman	7,500	12,500		$9.80	June 21, 2013
Gavin Campion	21,027	13,259		$2.80	March 17, 2013
Gavin Campion	7,500	12,500		$9.80	June 21, 2013
Robin Smyth	11,715			$2.80	March 17, 2013
Robin Smyth	2,679	4,464		$9.80	June 21, 2013

The table below describes the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensations (1)
Equity compensation plans approved by security holders	797,973	$ 7.15	37,504
Equity compensation plans not approved by security holders	80,000	7.03	262,858

Total	877,973	$ 7.14	300,362

(1)	Consists of shares that may be granted under either of the Company’s 2004 Stock Option Plan or 2008 Incentive Stock Plan.

Directors’ Compensation

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. With the exception of Messrs. Isaza Tuzman, Campion and Smyth (who instead receive compensation for their service as officers of our company), all directors receive compensation for their services. To date, we have compensated directors entirely through stock options granted under our incentive compensation plans. Directors receive the following compensation package:

•	Grant of stock options to purchase 8,143 shares of our common stock pursuant to our 2008 Incentive Stock Plan.
•
Annual compensation in the amount of $37,500, payable quarterly, which may be paid in either cash or stock options (priced using the “Black-Scholes-Merton” options pricing model), or a combination of both. The form of payment (i.e., cash, stock options or a combination) will be determined by us in our sole discretion; provided that if we are operating income (or EBITDA) positive in the preceding calendar year, such determination may be made by each independent director. The lead independent director will receive annual compensation in the amount of $50,000 in consideration for broader responsibilities.

•
Fees of $2,000 per board meeting attended; $1,500 per committee meeting chaired; and $750 per committee meeting attended but not chaired. The foregoing fees will be discounted by 50% when meetings are attended or chaired telephonically. Payment will be made according to the same schedule and in the same manner as set forth in the paragraph above.

The following table shows non-employee director compensation in 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kamal El-Tayara			$147,599				$147,599
Steven G. Felsher			$162,821				$162,821
Daniel W. Hart			$145,225				$145,225
Lars Kroijer			$131,321				$131,321
Robin Smyth(2)		$18,092					$18,092
Wayne Walker			$132,291				$132,291

(1)
The determination of value of option awards is based upon the Black-Scholes-Merton Option pricing model, details and assumptions of which are set out in our financial statements. The amounts represent annual amortization of fair value of stock options granted to the named director.

(2)	Other than from April 27 to September 28, 2009, Mr. Smyth was also an executive officer and did not receive compensation for serving as a director.

Code of Ethics

We have adopted a Code of Ethics which applies to our directors, Chief Executive Officer and Chief Financial Officer, as well as our other senior officers.  The full text of the Code of Ethics can be found under “Corporate Governance” on the Investor Relations page of our corporate website, which is at www.kitd.com.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table below shows how the Company’s common stock is owned by the Company’s directors and the executive officers named in the Summary Compensation Table under “Compensation of Officers and Directors” and by owners of more than 5% of the Company’s outstanding common stock as of April 29, 2010. Each person or entity, except KIT Media Ltd., KIT Capital, Ltd., Zivar Investments Ltd. and Wellington Management Company, LLP, maintains a mailing address c/o KIT digital, Inc., 205 Hudson Street, Suite 802, New York, New York 10013.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
KIT Media Ltd.
Mill Mall, Suite 6
Wickhams Cay 1
P.O. Box 3085
Road Town, Tortola
British Virgin Islands	2,653,287	(2)	12.1%
KIT Capital, Ltd.
P.O. Box 112888
Dubai, United Arab Emirates	175,497	(3)	*
Kaleil Isaza Tuzman, sum of above	2,828,784	(2)(3)	12.9%
Gavin Campion	43,969	(4)	*
Robin Smyth	43,138	(5)	*
Kamal El-Tayara	54,297	(6)	*
Steven G. Felsher	42,928	(7)	*
Daniel W. Hart	38,130	(8)	*
Lars Kroijer	39,420	(9)	*
Wayne Walker	39,447	(10)	*
Zivar Investments Ltd.
10/8 International Commercial Centre
Casemates Square, Gibraltar, Gibraltar	1,768,111	(11)	8.1%
Wellington Management Company, LLP
75 State Street
Boston, MA 02169	1,961,758	(12)	8.9%
All directors and executive officers as a group (8 persons)	3,130,113		14.2%

*	Less than 1% of the outstanding common stock.
(1)	Applicable percentage ownership is based on 21,948,696 shares of common stock outstanding as of April 29, 2010.
(2)
Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, holds a controlling interest in KIT Media and holds the voting and dispositive power of the shares directly held by KIT Media Ltd. For purposes of voting, on an actual basis, KIT Media Limited owns 12.09% of our outstanding shares. For purposes of voting, on an actual basis, Mr. Isaza Tuzman owns 12.63% of our outstanding shares.

(3)
Represents (a) 117,858 shares of common stock and (b) 54,999 shares of common stock issuable upon the exercise of stock options granted under the 2004 Stock Option Plan, which are currently exercisable.  Mr. Isaza Tuzman holds a controlling interest in KIT Capital and holds the voting and dispositive power of the shares directly held by KIT Capital. For purposes of voting, on an actual basis, KIT Capital owns 0.54% of our outstanding shares. For purposes of voting, on an actual basis, Mr. Isaza Tuzman owns 12.63% of our outstanding shares.

(4)
Represents (a) 12,719 shares of common stock and (b) 31,250 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan, which are currently exercisable.  For purposes of voting, on an actual basis, Mr. Campion owns 0.06% of our outstanding shares.

(5)
Represents (a) 5,441 shares of common stock, (b) 14,840 shares of common stock issuable upon exercise of stock options granted under the 2008 Incentive Plan, which are currently exercisable and (c) 22,857shares of common stock issuable upon exercise of warrants and have an expiration date of March 30, 2012.  For purposes of voting, on an actual basis, Mr. Smyth owns 0.02% of our outstanding shares.

(6)
Represents (a) 14,287 shares of common stock and (b) 40,010 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan, which are currently exercisable. For purposes of voting, on an actual basis, Mr. El-Tayara owns 0.07% of our outstanding shares.

(7)
Represents shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan, which are currently exercisable.  For purposes of voting, on an actual basis, Mr. Felsher owns no outstanding shares.

(8)
Represents shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan, which are currently exercisable. For purposes of voting, on an actual basis, Mr. Hart owns no outstanding shares.

(9)
Represents (a) 1,144 shares of common stock and (b) 38,276 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan, which are currently exercisable  For purposes of voting, on an actual basis, Mr. Kroijer owns 0.01% of our outstanding shares.

(10)
Represents (a) 1,118 shares of common stock and (b) 38,329 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan, which are currently exercisable.  For purposes of voting, on an actual basis, Mr. Walker owns 0.01% of our outstanding shares.

(11)	As reported in a Schedule 13G filed with the SEC on November 18, 2009. For purposes of voting, on an actual basis, Zivar Investments Ltd. owns 8.06% of our outstanding shares.
(12)
As reported in a Schedule 13G filed with the SEC on February 10, 2010.  Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own such shares of common stock which are held of record by clients of Wellington Management Company, LLP.  None of these clients owns more than 5% of our outstanding shares of common stock.  For purposes of  voting, on an actual basis, Wellington Management Company, LLP owns 8.94% of our outstanding shares.

Item 13.  Certain Relationships And Related Transactions, and Director Independence.

Other than the Executive Management Agreement described under “Compensation of Officers and Directors - Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements” below, there are no transactions requiring disclosure between us and our related persons, promoters or control persons.

Each of the directors Gavin Campion, Kamal El-Tayara, Steven G. Felsher, Daniel W. Hart and Lars Kroijer is a minority investor in KIT Media Ltd., our largest single stockholder controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer. Messrs. El-Tayara and Hart are also board members of KIT Media.

Over a period of 60 days between June 2009 and August 2009, KIT Media Ltd., an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, made $3,350,000 available to us through an interim convertible promissory note bearing an 8% interest rate per annum and convertible into the next common stock offering under terms identical with other investors in the offering. In connection with our acquisition of certain assets of Narrowstep Inc. in April 2009, Granahan McCourt Capital, LLC, a stockholder of Narrowstep, loaned us $350,000, pursuant to a convertible promissory note on substantially the same terms as the KIT Media note described above. The KIT Media and Granahan McCourt notes payable were converted into common stock in our August 2009 public offering.  Together with its additional cash investment of $654,000, KIT Media purchased a total of 572,000 shares of common stock in our August 2009 public offering.  In a subsequent public offering completed in March 2010, KIT Media invested another $1,750,000, purchasing 179,856 shares of our common stock.  In a public offering in April 2010, KIT Capital invested $1,300,000, purchasing 100,000 shares of our common stock.  In each case, KIT Media and KIT Capital purchased shares at the same price and on the same terms as the other investors in the public offerings.

Our board of directors approved the repurchase of certain outstanding warrants with exercise prices in excess of market price from certain warrant holders which acquired the warrants in prior private placement financings, including KIT Media Ltd., an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer.  We repurchased and cancelled the warrants on March 31, 2010, in exchange for cash payments equal to the fair value of the applicable warrants on the date of repurchase, as determined using a percentage premium over the intrinsic value (using a 20-day trailing average closing stock price at the time of warrant repurchase agreement minus the applicable warrant exercise price) of the warrants. Such repurchase amounts were below the “Black-Scholes-Merton” value of the warrants. The terms of the warrant repurchase were no more favorable to KIT Media than to other warrant sellers.

Item 14.  Principal Accountant Fees And Services

The following table presents aggregate fees billed to the Company for professional services rendered by Grant Thornton LLP since October 2, 2009.  Prior to September 21, 2009, MSPC, Certified Public Accountants and Advisors, A Professional Corporation, served as the Company’s independent registered public accounting firm.

Grant Thornton
	2009 Fees	2008 Fees
Audit Fees	$407,449	$—
Audit-Related Fees	—	—
Tax Fees	—	—

Total Fees	$407,449	$—

MSPC
	2009 Fees	2008 Fees
Audit Fees	$65,042	$149,567
Audit-Related Fees	—	17,324
Tax Fees

Total Fees	$65,042	$166,891

Audit fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax fees were for professional services rendered for federal, state and international tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

In addition to the Exhibits listed in our Annual Report on Form 10-K for the year ended December 31, 2010, the following exhibits are filed herewith:

(a)(3)  Exhibits:

31.1	Certification of C.E.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of C.F.O. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of C.F.O. pursuant to 18. U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2010	KIT DIGITAL, INC.

	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robin Smyth
Robin Smyth Chief Financial Officer (Principal Financial and Accounting Officer)