Form 10-Q
period 2010-03-31
KIT digital, Inc.
filed 2010-05-18
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-34437

KIT digital, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3447894
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

205 Hudson Street, Suite 802, New York, New York	10013
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

As of May 17, 2010, there were 23,106,183 shares of the registrant’s common stock outstanding.

KIT digital, Inc.

PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31, 2010	December 31, 2009 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$37,823	$6,791
Investments	986	217
Accounts receivable, net	24,253	17,258
Unbilled revenue	2,336	2,960
Inventory	641	708
Other current assets	2,574	2,205
Total current assets	68,613	30,139

Property and equipment, net	6,632	5,697
Software, net	3,282	3,436
Customer list, net	5,880	4,650
Goodwill	57,022	36,492
Total assets	$141,429	$80,414

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$1,199	$1,623
Capital lease and other obligations	1,231	1,218
Secured loans payable	266	1,321
Accounts payable	12,550	6,647
Accrued expenses	9,701	8,501
Income tax payable	308	312
Deferred tax liability	580	580
Acquisition liability – Visual	1,075	1,075
Derivative liability	6,760	21,314
Warrant buyback liability	22,232	-
Other current liabilities	2,957	3,455
Total current liabilities	58,859	46,046
Capital lease and other obligations, net of current	441	377
Total liabilities	59,300	46,423

Equity:
Stockholders' equity:
Common stock, $0.0001 par value: authorized 30,000,000 shares; issued and outstanding 17,615,946 and 10,844,853, respectively	2	1
Additional paid-in capital	195,205	128,263
Accumulated deficit	(112,385)	(93,943)
Accumulated other comprehensive loss	(693)	(330)
Total stockholders' equity	82,129	33,991
Total liabilities and stockholders’ equity	$141,429	$80,414

(A) - Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on April 5, 2010.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenue	$17,364	$9,624

Variable and direct third party costs:
Cost of goods and services	4,352	3,478
Hosting, delivery and reporting	1,074	282
Content costs	235	461
Direct third party creative production costs	890	805
Total variable and direct third party costs	6,551	5,026
Gross profit	10,813	4,598

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $552 and $280, respectively)	5,650	3,693
Legal, accounting, audit and other professional service fees	690	270
Office, marketing and other corporate costs	2,064	717
Merger and acquisition and investor relations expenses	1,219	378
Depreciation and amortization	1,654	683
Restructuring charges	3,693	119
Integration expenses	2,921	244
Total general and administrative expenses	17,891	6,104
Loss from operations	(7,078)	(1,506)
Interest income	1	1
Interest expense	(92)	(139)
Amortization of deferred financing costs and debt discount	-	(164)
Derivative (expense) income	(11,443)	10,176
Other income	184	29
Net income (loss) before income taxes	(18,428)	8,397
Income tax expense	(14)	(3)
Net income (loss) available to common shareholders	$(18,442)	$8,394

Basic net income (loss) per common share	$(1.33)	$1.96
Diluted net income (loss) per common share	$(1.33)	$1.88
Basic weighted average common shares outstanding	13,878,912	4,289,630
Diluted weighted average common shares outstanding	13,878,912	4,473,679

Comprehensive income (loss):
Net income (loss)	$(18,442)	$8,394
Foreign currency translation	(432)	(37)
Change in unrealized gain on investments, net	69	-
Comprehensive income (loss):	$(18,805)	$8,357

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital

Balance – December 31, 2009	10,844,853	$1	$128,263
Issue of stock in public offerings, net	5,102,868	1	48,486
Issue of stock for exercise of stock options	7,622	—	41
Issue of stock for exercise of warrants	308,007	—	4,056
Issue of stock for acquisitions	1,312,034	—	13,120
Issue of warrants for services	—	—	451
Issue of stock for compensation	16,500	—	190
Issue of stock for services	24,062	—	236
Stock-based compensation	—	—	362
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance – March 31, 2010	17,615,946	$2	$195,205

	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – December 31, 2009	$(93,943)	$(330)	$33,991
Issue of stock in public offerings, net	—	—	48,487
Issue of stock for exercise of stock options	—	—	41
Issue of stock for exercise of warrants	—	—	4,056
Issue of stock for acquisitions	—	—	13,120
Issue of warrants for services	—	—	451
Issue of stock for compensation	—	—	190
Issue of stock for services	—	—	236
Stock-based compensation	—	—	362
Foreign currency translation adjustment	—	(432)	(432)
Fair market value adjustment for available for sale securities	—	69	69
Net loss	(18,442)	—	(18,442)

Balance – March 31, 2010	$(112,385)	$(693)	$82,129

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Operating Activities:
Net (loss) income	$(18,442)	$8,394
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Provision for doubtful accounts	84	57
Depreciation	927	279
Amortization of intangible assets	727	404
Amortization of deferred financing costs	-	26
Amortization of debt discount	-	138
Derivative expense (income)	11,443	(10,176)
Non-cash stock based compensation	552	407
Non-cash warrants for services	451	-
Non-cash stock for services	235	-
Changes in assets and liabilities:
Accounts receivable	(6,828)	(799)
Unbilled revenue	553	-
Inventories	49	1,042
Other assets	(181)	(1,430)
Accounts payable	4,439	874
Accrued expenses	1,030	1,207
Income tax payable	(11)	-
Other liabilities	(967)	(1,585)
Total adjustments	12,503	(9,556)

Net cash used by operating activities - forward	(5,939)	(1,162)

Investing Activities:
Release of restricted cash	-	-
Cash paid into investment	(700)	(200)
Cash paid in acquisition of Visual	-	(180)
Cash paid in acquisition of Multicast	(4,746)	-
Cash received in acquisition of Multicast	396	-
Purchase of equipment	(310)	(1,512)

Net cash used by investing activities - forward	$(5,360)	$(1,892)

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009

Net cash used by operating activities - forwarded	$(5,939)	$(1,162)

Net cash used by investing activities - forward	(5,360)	(1,892)

Financing Activities:
Proceeds from public offering, net	48,487	-
Proceeds from exercise of stock options	41	25
Proceeds from exercise of warrants	1,448	-
Payments for warrant buybacks	(1,158)	-
Bank overdraft and other obligations	(386)	(2)
Payments of Secured Notes	(1,020)	(67)
Repayments of Notes Payable	(4,500)	-
Payment on capital leases	(261)	(126)

Net cash (used) provided by financing activities	42,651	(170)

Effect of exchange rate changes on cash	(320)	(129)

Net increase (decrease) in cash and cash equivalents	31,032	(3,353)
Cash and cash equivalents - beginning of period	6,791	5,878
Cash and cash equivalents - end of period	$37,823	$2,525

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$92	$139

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all information and footnotes required by general accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2010 and the results of operations and comprehensive income (loss), stockholders’ equity and cash flows for all periods presented. The consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company included in our annual report on Form 10-K for the year ended December 31, 2009.

(2) Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of KIT digital, Inc., and all its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

The assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy are Investments and Derivative Liabilities. Investments are measured using active quoted market prices (Level 1). See Note 3 for fair value hierarchy on the Derivative Liabilities.

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount of held in foreign currencies as of March 31, 2010 and December 31, 2009 was $1,283 and $2,272, respectively. The amount of cash in excess of FDIC insured amounts as of March 31, 2010 and December 31, 2009, was $37,073 and $6,541, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of March 31, 2010, four customers accounted for approximately 46.8% of our trade accounts receivable. As of December 31, 2009, three customers accounted for approximately 39.6% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

Goodwill - We evaluate the carrying value of our goodwill annually at the end of December and whenever events or circumstances make it more likely than not that an impairment may have occurred. The Accounting standard on Goodwill and Other Intangible Assets, prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. In 2009 and 2008, we did not record any goodwill impairment charges.

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

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of March 31, 2010, the Company had $2,032 of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days written notice.

Investments – Investments include an investment in a limited partnership fund which invests, on a hedged basis, primarily in the U.S. equity markets. This initial investment was made in March 2009 and a subsequent investment was made in February 2010 and is recorded at a fair value of $986.

Accounts Receivable - Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of March 31, 2010 and December 31, 2009 was $959 and $874, respectively.

Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of March 31, 2010 and December 31, 2009, our reserves for excess and obsolete inventory were $137 and $136, respectively.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Derivative Financial Instruments - Upon the adoption of a new standard effective January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected as income (expense). The fair value of the warrants issued was $15,736, $21,314 and $6,760 on January 1, 2009, December 31, 2009 and March 31, 2010, respectively. See Note 3, “Derivative Liabilities” for further information.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

 Recent Accounting Pronouncements –    In October 2009, the FASB issued Accounting Standards Update on Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This update is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  The Company is currently evaluating the impact of adoption of this update.

In October 2009, the FASB issued Accounting Standards Update on Certain Revenue Arrangements That Include Software Elements, which changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of Software Revenue Recognition. This update is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We do not expect the adoption of this to have a material impact.

(2) Acquisitions

In late March 2010, we acquired Multicast Media Technologies, Inc., a United States company engaged in live event broadcasting, internet video and targeted multimedia communications (“Multicast”), in exchange for 2,379,714 shares of our common stock and approximately $4,750 in cash (the “Cash Consideration”). The share consideration issuable to Multicast stockholders was reduced to 1,312,034 shares of KIT digital common stock (the “Merger Shares”), after giving effect to adjustments for assumption by KIT digital of existing indebtedness and other liabilities of Multicast in the amount of approximately $5,927.  The merger consideration is subject to adjustment upwards or downwards to the extent that the closing working capital of Multicast is greater or less than zero and subject to the final fair valuation of Merger Shares. The Cash Consideration and Merger Shares were delivered as follows: (i) $4,000 in cash and 842,500 shares of our stock promptly following the closing; and (ii) a “holdback amount” of an additional $746 in cash and 469,534 shares of KIT digital common stock, less any amount used by KIT digital to offset negative working capital and satisfy indemnity claims as described below, will be delivered to such stockholders not later than one year after the closing or such later date as all indemnity claims have been resolved. Of the total “holdback amount,” $712 in cash and 196,798 Merger Shares will be used to offset any negative working capital balance of Multicast as of the effective date of the merger. The remaining $34 in cash and 272,736 Merger Shares being held back by KIT digital will be used to indemnify KIT digital against any breaches of representations, warranties and covenants by Multicast, as well as against certain additional specified liabilities The Company has allocated the aggregate cost of the acquisition to Multicast’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

 (2) Acquisitions (continued)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$612
Property and equipment	1,548
Intangible assets – developed software	200
Intangible assets - customer list	1,600
Goodwill	20,530
Total assets acquired	24,490

Current liabilities and assumed debt	(7,025)

Net assets acquired	$17,465

The results of operations of Multicast in March were not material but have been included in the consolidated statements of operations and comprehensive loss.

Selected unaudited pro forma combined results of operations for the three months ended March 31, 2009, assuming the Multicast acquisition occurred on January 1, 2009 using actual unaudited figures from the entity prior to acquisition, are presented as follows:

Total revenue	$12,700
Net income	$7,671

Selected unaudited pro forma combined results of operations for the three months ended March 31, 2010, assuming the Multicast acquisition occurred on January 1, 2010 using actual unaudited figures from the entity prior to acquisition, are presented as follows:

Total revenue	$20,255
Net (loss)	$(18,987)

The acquisitions of Nunet AG and The FeedRoom, Inc. from October 2009 are not presented above in the proforma combined results of operations for the three months ended March 31, 2009 as management believes that these businesses have significantly changed after acquisition.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(3) Derivative Liabilities

In June 2008, the Financial Accounting Standards Board issued a new accounting standard. Under this standard, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,736. These amounts have been adjusted for the errors noted in fair value computations. See Note 8 “Correction of errors” for further details. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009, December 31, 2009 and March 31, 2010 were 5,806,230, 4,794,400 and 972,197, respectively. The number of shares for the determination of liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009, December 31, 2009 and March 31, 2010 were 2,886,038, 4,794,400 and 972,197, respectively.

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

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as BSM) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The following tables summarize the components of derivative liabilities as of March 31, 2010, December 31, 2009 and the re-measurement date, January 1, 2009:

	March 31, 2010	December 31, 2009	Re-measurement date January 1, 2009
Fair value of warrants with anti-dilution provisions	$(6,760)	$(21,314)	$(15,736)

Significant assumptions (or ranges):
Trading market values (1)	$12.88	$11.00	5.25
Term (years)	3.11	3.35 to 4.00	$4.35 to 5.00
Volatility (1)	58.36%	61.98%	101.98%
Risk-free rate (2)	1.60%	1.70%	1.55%
Effective Exercise price (3)	$7.00	$7.00	$5.92

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

The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three months ended March 31, 2010 and 2009 was $(11,443) and $10,176, respectively. Included in the $(11,443) expense for the three months ended March 31, 2010 is a loss on settlement of $(3,037) related to the repurchase of warrants.

See Note 9 “Correction of errors”, for a description of the correction of an error related to the derivative liability for the three months ended March 31, 2009.

On March 7, 2010, our Board of Directors approved the repurchase of certain outstanding warrants with exercise prices below the then-current market price from certain warrant holders (who had acquired the warrants in prior private placement financings), including KIT Media, an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer and Wellington Management Company (“Wellington”), an entity with greater than a 10% holding in KIT digital’s outstanding common shares at the time of the transaction. KIT Media and Wellington are considered related parties of the company. The terms of the warrant repurchase were identical for KIT Media and Wellington, and the negotiation of such terms was led by Wellington. The company offered to purchase and cancel these warrants at 133% of the intrinsic value of the warrants (intrinsic value being based on a 20-day trailing volume weighted average price of the underlying common stock).  These warrants with anti-ratchet dilution provisions totaling 3,030,747 were cancelled effective on March 31, 2010. These warrants were included in the warrant buyback liability as at March 31, 2010 and were paid after such date. We also repurchased and cancelled another 347,835 warrants with anti-ratchet dilution provisions during the quarter ended March 31, 2010, at varying prices, from parties other than KIT Media and Wellington for $1,141.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Stock-Based Compensation

On March 17, 2008, the Board of Directors adopted an incentive compensation plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan currently has reserved 857,143 shares of common stock for issuance. The 2004 Stock Option Plan has reserved 342,858 shares of common stock for issuance. In November 2009, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 2,642,857 to an aggregate of 3,500,000 shares of common stock subject to ratification by our stockholders at our next Annual General Meeting of shareholders.

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

For the three months ended March 31, 2010 and 2009, we recognized $552 and $280, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Included in the 2010 amount of $552, is $190 of stock issued for compensation. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date. During the three months ended March 31, 2010, a total of 2,857 of these warrants vested with 22,857 vested and 11,429 unvested as of March 31, 2010. The intrinsic value as of March 31, 2010 of these outstanding warrants and exercisable warrants are $282 and $188, respectively.

As of March 31, 2010, there was approximately $2,702 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Expected life (in years)	5.00	5.00
Risk-free interest rate	2.35%	1.88%
Volatility	31.50%	105.61%
Dividend yield	0	0

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Stock-Based Compensation (continued)

A summary of the status of stock option awards and changes during the three months ended March 31, 2010 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2009	877,973	7.14
Granted	21,683	10.45
Exercised	(7,622)	5.41
Cancelled, expired, or forfeited	(4,628)	8.23
Outstanding at March 31, 2010	887,406	7.23	3.81	$5,016
Exercisable at March 31, 2010	368,735	6.86	3.58	$2,220

The weighted-average grant-date fair value of option awards granted during the three months ended March 31, 2010 was $3.33.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Stock Issuances

During the quarter ended March 31, 2010, we issued 6,771,093 shares of common stock. Of this amount, we issued 2,980,000 shares in the January 2010 public offering, 350,000 shares in the February 2010 over-allotment, 1,541,624 shares in the March 2010 public offering, 231,244 shares in the March 2010 over-allotment,  1,312,034 shares for the acquisition of Multicast, 308,007 shares for the exercise of warrants with proceeds of $1,448, 7,622 shares for the exercise of options with proceeds of $41,16,500 shares for compensation valued at $190 and 24,062 shares for services valued at $236.

On January 26, 2010, we completed an underwritten public offering of 2,980,000 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-162325), which was originally filed and declared effective in October 2009, and related prospectus supplement dated January 21, 2010.  We sold such shares in the offering at a price of $10.50 per share and received $31,290 in gross proceeds and approximately $28,890 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses.  The impact of the public offering increased our total stockholders’ equity by $28,890.  As part of the offering, we granted the underwriters an over-allotment option to purchase an additional 447,000 shares of common stock at the same price per share through February 20, 2010.  We subsequently sold 350,000 additional shares of common stock pursuant to the over-allotment option on February 23, 2010, and received $3,675 in gross proceeds and approximately $3,433 in net proceeds.

On March 9, 2010, we completed an underwritten public offering of 1,541,624 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-164655), which was originally filed and declared effective in February 2010, and related prospectus supplement dated March 4, 2010.  We sold such shares in the offering at a price of $9.73 per share and received $15,000 in gross proceeds and approximately $14,075 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. The impact of the public offering increased our total stockholders’ equity by $14,075. We subsequently sold 231,244 additional shares of common stock pursuant to an underwriters’ over-allotment option on March 22, 2010, and received $2,250 in gross proceeds and approximately $2,087 in net proceeds.

KIT Media Ltd., an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer (“KIT Media”) purchased $1,750 of common stock (179,856 shares) in the March 9, 2010 offering, at the same price and on the same terms as the other investors in this offering.

As of March 31, 2010, the outstanding warrants (excluding the warrants included in the derivative liability of 972,197 and stock-based compensation of 34,286) are 755,896 with a weighted average exercise price of $44.10. As of December 31, 2009, the outstanding warrants (excluding the warrants included in the derivative liability of 4,794,400 and stock-based compensation of 34,286) are 510,639 with a weighted average exercise price of $51.36.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Restructuring Charges

In the first quarter of 2010, management approved restructuring plans for all entities acquired since September 2009. Management expects to complete the restructuring by the end of the year. Restructuring charges include the costs of future employee terminations, contract settlements and facility closing costs.

The following table summarizes the restructuring charges for the three months ended March 31, 2010:

Employee termination costs	$2,632
Contract settlements	41
Facility closing costs	1,020
Total restructuring charges	$3,693

The following table summarizes the restructuring activity for the three months ended March 31, 2010:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2009	$-	$-	$829	$829

Additions	2,632	41	1,020	3,693
Cash payments	(6)	-	(446)	(452)
Balance as of March 31, 2010	$2,626	$41	$1,403	$4,070

The accrued restructuring of $829 and $4,070 is included in accrued expenses in the consolidated balance sheets as of December 31, 2009 and March 31, 2010, respectively.

The Company recorded restructuring charges of $119 in the quarter ended March 31, 2009. This amount is comprised of employee termination costs related to the reorganization of the Company of $47 and facility closing costs of $72 related to the closing of one of the Melbourne, Australia offices and one of the Dubai offices.

(7) Integration Expenses

The Company has recorded integration charges of $3,171 in the quarter ended March 31, 2010 related to the redundancy in staff and consultants during reorganization, corporate rebranding related to the reorganization, and the integration of acquired companies and assets.

The Company has recorded integration charges of $244 in the quarter ended March 31, 2009 related to the redundancy in staff and consultants for the transition of technology infrastructure during reorganization due to the centralizing of resources in Prague.

 (8) Segment Reporting

We have presented geographical location for revenue and assets below. We have presented operating segments in the past for Digital Media Solutions and Professional Services but since Professional services represents less than 10% of total assets and total revenues and we expect this segment to continue to decrease, we are not presenting financial information for operating segments..

The following table provides revenue and assets by major geographical location.
	Three months ended
	March 31,
	2010	2009
Revenue:
EMEA	$12,043	$6,836
AsiaPac	2,817	2,278
Americas	2,504	510

Total revenue	$17,364	$9,624

	March 31,
	2010
Assets:
EMEA	$29,315
AsiaPac	3,466
Americas	7,429
Corporate (includes goodwill and intangible assets)	101,219
Total assets	$141,429

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(9) Correction of Errors

Our previously issued financial statements have been corrected for the following;

An adjustment was made on September 30, 2009 for an increase in the common shares indexed to the financial instruments for both warrants that were mistakenly not included and for a change in the calculation of the fair value for the anti-dilution provision that increases the common shares indexed to the financial instruments. As of January 1, 2009, the effect of the correction increased the derivative liability by $10,066 to $15,736, decreased retained earnings by $6,082 and decreased additional paid-in capital by $3,984. As of March 31, 2009, the effect of the correction decreased the derivative liability by $8,226 and increased the derivative income by $8,226, in addition to the corrections above as of January 1, 2009 to the consolidated balance sheet. As of March 31, 2009, the corrected consolidated balance sheet has a derivative liability of $5,560 and total liabilities of $26,050. In the three months ended March 31, 2009, the corrected consolidated statement of operations has a derivative income of $10,176 and the net income available to common shareholders of $8,394, with a basic net income per common share of $1.96 and diluted net income per common share of $1.88.

The derivative income (expense) reflected in the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2009 is based on changes in the fair values, adjusted for the correction of the above mentioned errors.

 (10) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, Ltd., (“KIT Capital”) a company beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services. The total amount paid to KIT Capital and included in our results of operations in the three months ended March 31, 2010 and 2009 were $108 and $126, respectively.

KIT Media purchased $1,750 of common stock (179,856 shares) in the March 9, 2010 offering, at the same price and on the same terms as the other investors in this offering.

See Note 3, “Derivative Liabilities,” for a description of warrant repurchase from KIT Media and Wellington.

 (11) Subsequent Events

In April 2010, the company repurchased and cancelled a warrant to purchase 47,143 shares from Robin Smyth, our Chief Financial Officer. The terms of the warrant repurchase were identical to Wellington and KIT Media, the negotiation of which terms was led by Wellington.

On April 27, 2010, we completed an underwritten public offering of 4,230,770 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-164655), which was originally filed and declared effective in February 2010, and related prospectus supplement dated April 22, 2010. We sold such shares in the offering at a price of $13.00 per share and received $55,000 in gross proceeds and approximately $50,300 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. The impact of the public offering was essentially be to increase our total stockholders’ equity by approximately $50,300. We subsequently sold 634,615 additional shares of common stock pursuant to an underwriters’ over-allotment option, on May 6, 2010, and received $8,250 in gross proceeds and approximately $7,600 in net proceeds. We intend to use the net proceeds from the sale of the shares in the offering to acquire and invest in competitive and complementary businesses as a part of our growth strategy.

KIT Capital purchased $1,300 of common stock (100,000 shares) in the April 27, 2010 offering, at the same price and on the same terms as the other investors in this offering.

On May 8, 2010, our Board of Directors authorized the issuance of 2,252,700 stock options pursuant to the 2008 Incentive Stock Plan, at a strike price of $12.36 per share (reflecting the previous trading day’s closing price), pursuant to approval by a majority of the company’s shareholders at the next Annual General Meeting. These stock options carry a 4-year quarterly vesting term and a 5-year exercise term. In aggregate, as of May 17, 2010, shares underlying the company’s total issued employee stock options represent less than 14% of the company’s outstanding common shares. The Board of Directors had not authorized a substantial issuance of stock options since June 2008. The Board of Directors authorized the issuance of the 2,252,700 stock options to (a) account for the addition of over 200 staff members since the last authorized options issuance, (b) incentivize all staff for future performance, and (c) adjust existing employees’ options levels to account for dilution in the company’s total shares outstanding that has occurred over time. Kaleil Isaza Tuzman, Gavin Campion and Robin Smyth did not receive any new options as part of this issuance.

On May 14, 2010, we executed and closed on the share purchase agreement to acquire privately-held Benchmark Broadcast Systems Pte. Ltd.(“Benchmark”), based in Singapore. Benchmark is a leading video asset management provider and broadcast video systems integrator, serving clients in 12+ countries through six regional offices throughout Asia. Benchmark expects to generate at least $10 million in revenues during the next 12 months. In consideration for 100% of Benchmark's shares, the transaction includes guaranteed payments of approximately $9,500 directly to the company over time (comprised of $4,500 in cash and $5,000 in KIT digital common stock) plus approximately $1,100 paid to employees over two years. The transaction also includes corporate performance-based contingent considerations at the first and second anniversary of the transaction.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

Overview

Through our operating subsidiaries, we are in the business of providing software solutions that enable our customers to manage and distribute video content through Internet websites, mobile devices and IPTV networks. Our core digital asset management software suite, marketed under the “KIT VX” brand, includes online and mobile video players, ingestion and trans-coding video content for Internet and mobile devices, IPTV set-top box development, IPTV recording and editing suite deployment, video content localization and syndication, digital rights management, hosting, storage,  content delivery and content syndication. We currently provide IP video solutions internationally through our offices in Atlanta, Beijing, Buenos Aires, Chennai, Cologne, Delhi, Dubai, Kolkata, Melbourne (Australia), Mumbai, Prague, Toronto, Stockholm, New York, London, Cairo and Singapore. To support IPTV enablement, we provide technical integration and integrated marketing solutions, including interface design services, branding, online marketing, data management and analytics.

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us,” or “our”), for the three months ended March 31, 2010 and 2009. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

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

Results of Operations - Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Consolidated revenue increased by $7,740 from $9,624 for the three months ended March 31, 2009 to $17,364 for the three months ended March 31, 2010, an increase of 80%. This increase in primarily due an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Variable and Direct Third Party Costs

Cost of Goods and Services. Cost of goods and services increased by $874 from $3,478 for the three months ended March 31, 2009 to $4,352 for the three months ended March 31, 2010, an increase of 25%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is due to an increase in revenue for the supply of digital media and IPTV solutions, services and components.

Hosting, Delivery and Reporting. These costs increased by $792 from $282 for the three months ended March 31, 2009 to $1,074 for the three months ended March 31, 2010, an increase of 281%. These costs increased primarily due to the recent acquisitions in October 2009 and March 2010.

Content Costs. Content costs decreased by $226 from $461 for the three months ended March 31, 2009 to $235 for the three months ended March 31, 2010, a decrease of 49%. The decrease is primarily due to the elimination of monthly minimum guarantees with many content providers and the reduction in content providers.

Direct Third Party Creative Production Costs. Direct third party creative production costs increased by $85 from $805 for the three months ended March 31, 2009 to $890 for the three months ended March 31, 2010, an increase of 11% attributable to an increase in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $1,957 from $3,693 for the three months ended March 31, 2009 to $5,650 for the three months ended March 31, 2010, an increase of 53%. The increase was primarily due to the recent acquisitions in October 2009 and March 2010 and the increase in non-cash stock-based compensation of $272.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $420 from $270 for the three months ended March 31, 2009 to $690 for the three months ended March 31, 2010, primarily due to the increase in audit and other legal fees.

Office, Marketing and Other Corporate Costs. These expenses increased by $1,347 from $717 for the three months ended March 31, 2009 to $2,064 for the three months ended March 31, 2010. The increase was primarily due to the increases related to recent acquisitions in October 2009 and March 2010.

Merger and Acquisition and Investor Relation Expenses. Merger and acquisition and certain investor relation expenses increased by $841 from $378 for the three months ended March 31, 2009 to $1,219 for the three months ended March 31, 2010. The increase is primarily due the acquisition of Multicast in March 2010 and investor relation expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 142% by $971 from $683 for the three months ended March 31, 2009 to $1,654 for the three months ended March 31, 2010. The increase is primarily attributed to the amortization of intangible assets and depreciation of long lived assets acquired as part of the acquisitions of Nunet and Feedroom in October 2009.

Restructuring Charges. Restructuring charges increased by $3,574, from $119 for the three months ended March 31, 2009 to $3,693 for the three months ended March 31, 2010. Restructuring charges consist of employee termination costs, contract settlements and facility closing costs. These charges increased primarily due to the increase in facility closing costs and contract settlements.

Integration expenses. Integration expenses increased by $2,677 from $244 for the three months ended March 31, 2009 to $2,921 for the three months ended March 31, 2010. Integration expenses consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.

Interest Expense. Interest expense decreased by $47 from $139 for the three months ended March 31, 2009 to $92 for the three months ended March 31, 2010. This decrease was primarily due to the decrease in debt.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount were $164 for the three months ended March 31, 2009. These costs resulted from the issuance of $1,500 of a senior secured note in November 2008 which was repaid in August 2009.

Derivative expense. Derivative expense was $11,443 for the three months ended March 31, 2010 as compared to derivative income of $10,176 for the three months ended March 31, 2009. The company recorded an increase in the fair value of warrants containing reset provisions.

Other Income/(Expense). Other expense decreased by $155. Other expense was $29 for the three months ended March 31, 2009 as compared to other expense of $184 for the three months ended March 31, 2010.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $18,442 for the three months ended March 31, 2010 compared to net income of $8,394 for the three months ended March 31, 2009, an increase in net loss of $26,836.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $37,823 and working capital of approximately $9,754. During the quarter ended March 31 2010, we have received net proceeds of $48,487 in public offerings, repurchased warrants for $1,158 and paid cash of $8,850 related to the acquisition of Multicast including the extinguishment of their notes payable. Since March 31, 2010 until the date of this report we have sold 4,865,385 shares of common stock in public offerings and have received approximately $57,900 in net proceeds from these sales (see subsequent events). We have also paid the warrant buyback liability amounting to $22,232. We plan to primarily use net proceeds of the most recent equity offering to finance the costs of acquiring or investing in competitive and complementary businesses, products and technologies as a part of our growth strategy. Management anticipates that going-forward, KIT digital will generate sufficient cash flows from its operating activities to meet its capital requirements. We believe that we have sufficient liquidity to finance our operational and acquisition plan for the next twelve months.

Net cash used by operating activities was $5,939 for the three months ended March 31, 2010, compared to $1,162 for the three months ended March 31, 2009, a decrease of $4,777. The increase in net cash used in operating activities is primarily related to the increase in receivables attributable to an increase in revenues and a couple slower paying major clients, an increase in merger and acquisition and investor relations expenses and restructuring and integration expenses offset by the accrual for these in the three months ended March 31, 2010.

Net cash used by investing activities was $5,360 for the three months ended March 31, 2010, compared to $1,892 for the three months ended March 31, 2009, a decrease in net cash used in investing activities of $3,468. In 2010, this consisted of cash paid in the acquisition of Multicast of $4,746 offset by cash received of $396, cash paid into investment of $700 and purchase of equipment of $310. In 2009, this primarily consisted of cash paid into investment of $200, cash paid in the acquisition of Visual of $180 and the purchase of software of $1,500.

Net cash provided by financing activities was $42,651 for the three months ended March 31, 2010, compared to net cash used by financing activities of $17,195 for the three months ended March 31, 2009. In 2010, this primarily consisted of the proceeds from public offerings of $48,487 offset by payments of notes related to the Multicast acquisition of $4,500 and payments of other notes, capital leases and other obligations for $1,667. In 2009, this primarily consisted payments of capital leases of $94.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2010 and 2009. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Inventories.   Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. Our estimates of future product demand may not be accurate and we may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations.  As of March 31, 2010 and December 31, 2009, our reserves for excess and obsolete inventory were $137 and $136, respectively.

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the creditworthiness of customers and related aging of past due balances. The allowance for doubtful accounts as of March 31, 2010 and December 31, 2009 was $959 and $874, respectively. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations.

Impairment of Goodwill. We evaluate the carrying value of our goodwill annually at the end of December and whenever events or circumstances make it more likely than not that an impairment may have occurred. Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets , prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. In 2010 and 2009, we did not record any goodwill impairment charges.

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

Derivative Financial Instruments. Upon the adoption of a new standard effective January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected as income (expense). The fair value of the warrants issued was $15,736, $21,314 and $6,760 on January 1, 2009, December 31, 2009 and March 31, 2010, respectively. See Note 3, “Derivative Liabilities” for further information.

 SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

           This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the United States Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Form 10-Q regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements.  These important factors include risks related to our history of net losses and accumulated deficits, integration of acquired businesses, future capital requirements, competition and technological advances, dependence on the market for digital advertising, and other factors that we identify in this Form 10-Q and in other filings we make with the SEC.  For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2009.  You should read these factors and other cautionary statements made in this Form 10-Q as being applicable to all related forward-looking statements wherever they appear in the Form 10-Q.  Except to the extent required by federal securities laws, we do not assume any obligation to update any forward-looking statements made by us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIT DIGITAL, INC.

Dated: May 18, 2010	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: May 18, 2010	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer (principal financial and accounting officer)