Form 10-Q
period 2010-06-30
KIT digital, Inc.
filed 2010-08-16
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-34437

KIT digital, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3447894
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

168 Fifth Avenue, Suite 302, New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

As of August13, 2010, there were 23,230,279 shares of the registrant’s common stock outstanding.

KIT digital, Inc.

PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30, 2010	December 31, 2009 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$67,110	$6,791
Restricted cash	2,035	-
Investments	932	217
Accounts receivable, net	22,512	17,258
Unbilled revenue	2,567	2,960
Inventory	1,065	708
Other current assets	5,823	2,205
Total current assets	102,044	30,139

Property and equipment, net	5,786	5,697
Software, net	2,920	3,436
Customer list, net	5,450	4,650
Goodwill	79,108	36,492
Total assets	$195,308	$80,414

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$1,608	$2,944
Capital lease and other obligations	801	1,218
Secured notes payable	751	-
Accounts payable	10,112	6,647
Accrued expenses	9,702	8,501
Income tax payable	279	312
Deferred tax liability	580	580
Acquisition liability	2,146	1,075
Derivative liability	2,548	21,314
Other current liabilities	4,832	3,455
Total current liabilities	33,359	46,046

Capital lease and other obligations, net of current	567	377
Secured notes payable, net of current and debt discount	5,052	-
Acquisition liability, net of current	7,560	-
Total liabilities	46,538	46,423

Equity:
Stockholders' equity:

Common stock, $0.0001 par value: authorized 30,000,000 shares; issued and outstanding 23,230,279 and 10,844,853, respectively	2	1
Additional paid-in capital	263,861	128,263
Accumulated deficit	(112,727)	(93,943)
Accumulated other comprehensive (loss) income	(2,366)	(330)
Total stockholders' equity	148,770	33,991
Total liabilities and stockholders' equity	$195,308	$80,414

(A) - Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on April 5, 2010.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended		S ix months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$23,055	$10,494	$40,419	$20,118

Variable and direct third party costs:
Cost of goods and services	6,366	3,634	10,718	7,112
Hosting, delivery and reporting	1,290	414	2,364	696
Content costs	249	357	484	818
Direct third party creative production costs	656	1,153	1,546	1,958
Total variable and direct third party costs	8,561	5,558	15,112	10,584

Gross profit	14,494	4,936	25,307	9,534

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock- based compensation of $1,084, $272, $1,636 and $552, respectively)	8,536	3,481	14,186	7,174
Legal, accounting, audit and other professional service fees	530	160	1,220	430
Office, marketing and other corporate costs	2,313	896	4,377	1,613
Merger and acquisition and investor relations expenses	886	351	2,105	729
Depreciation and amortization	2,049	910	3,703	1,593
Restructuring charges	(119)	195	3,574	314
Integration expenses	3,378	747	6,299	991
Total general and administrative expenses	17,573	6,740	35,464	12,844

Loss from operations	(3,079)	(1,804)	(10,157)	(3,310)

Interest income	27	3	28	4
Interest expense	(248)	(178)	(340)	(317)
Amortization of deferred financing costs and debt discount	(14)	(449)	(14)	(613)
Derivative income (expense)	2,368	506	(9,075)	10,682
Other income	604	311	788	340

Net (loss) income before income taxes	(342)	(1,611)	(18,770)	6,786

Income tax expense (benefit)	-	1	(14)	(2)
Net (loss) income available to common shareholders	$(342)	$(1,610)	$(18,784)	$6,784

Basic and diluted net (loss) income per common share	$(0.02)	$(0.37)	$(1.06)	$1.50
Basic and diluted weighted average common shares outstanding	21,404,907	4,322,798	17,662,700	4,535,629

Comprehensive income (loss):
Net (loss) income	$(342)	$(1,610)	$(18,784)	$6,784
Foreign currency translation	(1,619)	414	(2,052)	377
Change in unrealized gain on investments, net	(53)	-	16	-
Comprehensive (loss) income:	$(2,014)	$(1,196)	$(20,820)	$7,161

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital

Balance – December 31, 2009	10,844,853	$1	$128,263
Issue of stock in public offerings, net	9,968,253	1	106,689
Issue of stock for exercise of stock options	13,734	—	67
Issue of stock for exercise of warrants	568,158	—	6,946
Issue of stock for acquisitions	1,788,719	—	19,145
Issue of warrants for services	—	—	588
Debt discount on notes	—	—	210
Issue of stock for compensation	16,500	—	190
Issue of stock for services	30,062	—	317
Stock-based compensation	—	—	1,446
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance – June 30, 2010	23,230,279	$2	$263,861

	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – December 31, 2009	$(93,943)	$(330)	$33,991
Issue of stock in public offerings, net	—	—	106,689
Issue of stock for exercise of stock options	—	—	67
Issue of stock for exercise of warrants	—	—	6,946
Issue of stock for acquisitions	—	—	19,145
Issue of warrants for services	—	—	588
Debt discount on notes	—	—	210
Issue of stock for compensation	—	—	190
Issue of stock for services	—	—	317
Stock-based compensation	—	—	1,446
Foreign currency translation adjustment	—	(2,052)	(2,052)
Fair market value adjustment for available for sale securities	—	16	16
Net loss	(18,784)	—	(18,784)

Balance – June 30, 2010	$(112,727)	$(2,366)	$148,770

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Operating Activities:
Net (loss) income	$(18,784)	6,784
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	221	205
Depreciation	2,184	785
Amortization of intangible assets	1,519	808
Amortization of deferred financing costs	2	54
Amortization of debt discount	12	560
Loss on disposal of property and equipment	87	-
Derivative expense (income)	9,075	(10,682)
Less: merger and acquisition expenses	822	-
Non-cash stock based compensation	1,636	631
Non-cash warrants for services	588	-
Non-cash stock for services	317	41
Gain on bargain purchase	-	(26)

Changes in assets and liabilities:
Accounts receivable	(5,568)	(5,795)
Unbilled revenue	186	-
Inventory	127	607
Other assets	(2,955)	(576)
Accounts payable	352	1,249
Accrued expenses	892	3,094
Income tax payable	(24)	-
Other liabilities	(1,113)	(1,607)
Total adjustments	8,360	(10,652)

Net cash used by operating activities - forward	(10,424)	(3,868)

Investing Activities:
Cash paid into restricted cash	(2,035)	-
Cash paid into investment	(700)	(200)
Cash received in acquisition of Narrowstep	-	279
Cash paid in acquisition of Visual	(2,900)	(180)
Cash paid in acquisition of Multicast	(4,746)	-
Cash received in acquisition of Multicast	396	-
Cash paid in acquisition of Benchmark	(4,905)	-
Cash received in acquisition of Benchmark	2,545	-
Merger and acquisition expenses	(822)	-
Purchase of equipment	(752)	(1,566)

Net cash used by investing activities - forward	$(13,919)	(1,667)

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009

Net cash used by operating activities - forwarded	$(10,424)	(3,868)

Net cash used by investing activities - forwarded	(13,919)	(1,667)

Financing Activities:
Proceeds from public offering, net	106,690	-
Proceeds from exercise of stock options	67	27
Proceeds from exercise of warrants	3,030	-
Payments for warrant buybacks	(23,925)	-
Bank overdraft	148	(348)
Proceeds from issuance of secured notes	5,762	352
Payments of secured notes	(1,020)	(43)
Payments of senior secured note	-	(150)
Proceeds from issuance of notes payable	-	2,600
Repayments of notes payable	(4,500)	-
Payment on capital leases	(639)	(210)

Net cash provided by financing activities	85,613	2,228

Effect of exchange rate changes on cash	(951)	165

Net increase (decrease) in cash and cash equivalents	60,319	(3,142)
Cash and cash equivalents - beginning of period	6,791	5,878
Cash and cash equivalents - end of period	$67,110	2,736

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	-
Interest	$340	317

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Nature of Business and Nature of Presentation

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

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. These financial statements include the accounts of KIT digital and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in KIT digital’s annual report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission.

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited consolidated financial statements include all adjustments and accruals, consisting only of normal recurring adjustments, that are necessary for a fair statement of the results of all interim periods reported herein.

(2) Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update on Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This update is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  We do not expect the adoption of this update to have a material impact.

In October 2009, the FASB issued Accounting Standards Update on Certain Revenue Arrangements That Include Software Elements, which changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of Software Revenue Recognition. This update is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We do not expect the adoption of this update to have a material impact.

(3) Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of June 30, 2010, the Company had $2,049 of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days prior written notice. As of June 30, 2010, the Company had $65,061 of cash in low interest-bearing accounts in accordance with the Company's cash management policy.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited )

(4) Fair Value of Financial Instruments

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

The assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy are Investments and Derivative Liabilities. Investments are measured using active quoted market prices (Level 1). See Note 10 for fair value hierarchy on the Derivative Liabilities.

Investments include an investment in a limited partnership fund which invests, on a hedged basis, primarily in the U.S. equity markets. This initial investment was made in March 2009 and a subsequent investment was made in February 2010 and is recorded at a fair value of $932 since we do not exercise control over this fund.

(5) Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of June 30, 2010 and December 31, 2009 was $972 and $874, respectively.

(6) Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount held in foreign currencies as of June 30, 2010 and December 31, 2009 was $2,984 and $2,272, respectively. The amount of cash in excess of FDIC insured amounts as of June 30, 2010 and December 31, 2009, was $66,360 and $6,541, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of June 30, 2010, no customer accounted for 10% or more of our trade accounts receivable. As of December 31, 2009, three customers accounted for approximately 39.6% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

(7) Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of June 30, 2010 and December 31, 2009, our reserves for excess and obsolete inventory were $110 and $136, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Secured Notes Payable

In April 2010, we received $5,000 in gross proceeds from the issuance of a note. Interest is payable monthly in advance at 12.7% per year and matures on July 1, 2013.  We paid interest only of $22 for April 2010 and agreed to pay interest only of $42 for the next nine months. Commencing on February 1, 2011, payments for principal and interest are due in thirty equal consecutive payments of $188. A final balloon payment of $538 will be due and payable upon maturity. The note is secured by the Company’s property, including accounts receivable and inventory.  In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $14.24 per share, 40,976 shares of our common stock with a five year life through April 15, 2015. A debt discount of $183 was recorded related to these warrants and is being amortized over the term of the loan.

In June 2010, we received $1,000 in gross proceeds from the issuance of a note. Interest is payable monthly in advance at 12.7% per year and matures on September 1, 2013.  We paid interest only of $5 for June 2010 and agreed to pay interest only of $8 for the next nine months. Commencing on April 1, 2011 payments for principal and interest are due in thirty equal consecutive payments of $38. A final balloon payment of $108 will be due and payable upon maturity. The note is secured by the Company’s property, including accounts receivable and inventory.  In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $13.76 per share, 8,480 shares of our common stock with a five year life through June 14, 2015. A debt discount of $27 was recorded related to these warrants and is being amortized over the term of the loan.

 (9) Acquisitions

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$612
Property and equipment	1,548
Intangible assets – developed software	200
Intangible assets – customer list	1,600
Goodwill	20,530
Total assets acquired	24,490

Current liabilities and assumed debt	(7,025)

Net assets acquired	$17,465

On May 14, 2010, we acquired Benchmark Broadcast Systems Pte. Ltd., a Singapore company engaged in providing asset management solutions and integration of broadcast video systems, and subsidiaries (“Benchmark”), in exchange for 353,744 shares of our common stock valued at $4,775 and approximately $4,905 in cash (the “Cash Consideration”) at the time of acquisition. The estimated aggregate cost of the acquisition of Benchmark was $19,386. Additionally, the cost includes $1,119 for the working capital due to the seller, $1,028 estimated to be due after one year from closing based on a percentage of revenue and meeting earnings targets and $7,560 estimated to be due after two years from closing based on a percentage of revenue and meeting earnings targets. Of these amounts, $2,146 is included in the Balance Sheet in “Acquisition liability” and $7,560 is in the Balance Sheet in “Acquisition liability, net of current.” Pursuant to the agreement, we have put $2,000 into escrow for potential future obligations, which is included in “Restricted Cash” in the Balance Sheet as of June 30, 2010. We have allocated the aggregate cost of the acquisition to Benchmark’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$2,523
Property and equipment	166
Goodwill	19,010
Total assets acquired	21,699

Current liabilities and assumed debt	(4,858)

Net assets acquired	$16,841

In June 2010, we paid $2,900 in cash and issued 122,911 shares of our common stock valued at $1,250 to the former shareholders of Visual Connection a.s. (“Visual”), pursuant to an amendment to the Visual Share Purchase Agreement dated October 5, 2008 (“Visual SPA”) and in satisfaction of all remaining earn-out provisions. We have recorded an increase of $3,075 to “Goodwill” in the Balance Sheet as of June 30, 2010 and a reduction of $1,075 of the previously recorded contingent liability.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(9) Acquisitions (continued)

Selected unaudited pro forma combined results of operations for the six months ended June 30, 2009, assuming the Multicast and Benchmark acquisitions occurred on January 1, 2009 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$32,974
Net income	$5,701

Selected unaudited pro forma combined results of operations for the six months ended June 30, 2010, assuming the Multicast and Benchmark acquisitions occurred on January 1, 2010 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$47,375
Net income	$(19,029)

The acquisitions of Nunet AG and The FeedRoom, Inc. from October 2009 are not presented above in the proforma combined results of operations for the six months ended June 30, 2009 as portions of these businesses were discontinued and management believes that the organization and nature of these businesses have changed significantly after acquisition.

(10) Derivative Liabilities

Upon the adoption of a new standard effective January 1, 2009, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,736. These amounts have been adjusted for the errors noted in fair value computations. See Note 16, “Correction of errors” for further details. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009, December 31, 2009 and June 30, 2010 were 5,806,230, 4,794,400 and 741,353, respectively. The number of shares for the determination of the liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009, December 31, 2009 and June 30, 2010 were 2,886,038, 4,794,400 and 741,353, respectively.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(10) Derivative Liabilities (continued)

The following table summarizes the components of derivative liabilities as of June 30, 2010, December 31, 2009 and the re-measurement date, January 1, 2009:

	June 30, 2010	December 31, 2009	Re-measurement date January 1, 2009
Fair value of warrants with anti-dilution provisions	$(2,548)	$(21,314)	$(15,736)

Significant assumptions (or ranges):
Trading market values (1)	$8.82	$11.00	5.25
Term (years)	2.86	3.35 to 4.00	$4.35 to 5.00
Volatility (1)	59.41%	61.98%	101.98%
Risk-free rate (2)	1.00%	1.70%	1.55%
Effective Exercise price (3)	$7.00	$7.00	$5.92

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

The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three months ended June 30, 2010 and 2009 was $2,368 and $1,626, respectively. Included in the $2,368 income for the three months ended June 30, 2010 is a gain on settlement of $21 related to the repurchase of warrants. The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the six months ended June 30, 2010 and 2009 was $(9,075) and $3,576, respectively. Included in the $(9,075) expense for the six months ended June 30, 2010 is a loss on settlement of ($3,016) related to the repurchase of warrants.

See Note 16, “Correction of errors”, for a description of the correction of an error related to the derivative liability for the three and six months ended June 30, 2009.

On March 7, 2010, our board of directors approved the repurchase of certain outstanding warrants with exercise prices below the then-current market price from certain warrant holders (who had acquired the warrants in prior private placement financings), including KIT Media, an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer and Wellington Management Company (“Wellington”), an entity with greater than a 10% holding in KIT digital’s outstanding common stock at the time of the transaction. KIT Media and Wellington are considered related parties of the Company. The terms of the warrant repurchase were identical for KIT Media and Wellington, and the negotiation of such terms was led by Wellington. The Company offered to purchase and cancel these warrants at 133% of the intrinsic value of the warrants (intrinsic value being based on a 20-day trailing volume weighted average price of the underlying common stock).  These warrants with anti-ratchet dilution provisions totaling 3,030,747 were cancelled effective on March 31, 2010. These warrants were included in the warrant buyback liability as at March 31, 2010 and were paid after such date. We also repurchased and cancelled another 347,835 and 4,860 warrants with anti-ratchet dilution provisions during the quarters ended March 31, 2010 and June 30, 2010, respectively, at varying prices, from parties other than KIT Media and Wellington for $1,141 and $14, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

 (11) Stock-Based Compensation

On March 17, 2008, the board of directors adopted an incentive compensation plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan currently has reserved 857,143 shares of common stock for issuance. The 2004 Stock Option Plan has reserved 342,858 shares of common stock for issuance. In November 2009, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 2,642,857 to an aggregate of 3,500,000 shares of common stock subject to ratification by our stockholders at our next Annual Meeting of Stockholders.

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

On May 8, 2010, our board of directors authorized the issuance of 2,141,013 stock options pursuant to the 2008 Incentive Stock Plan, at a strike price of $12.36 per share (reflecting the previous trading day’s closing price), subject to approval by a majority of the Company’s shareholders at the next Annual Meeting of Stockholders. These stock options carry a four-year quarterly vesting term and a five-year exercise term. In aggregate, as of May 17, 2010, shares underlying the Company’s total issued employee stock options represent less than 14% of the Company’s outstanding common shares. The board of directors had not authorized a substantial issuance of stock options since June 2008. The board of directors authorized the issuance of the 2,141,013 stock options to (a) account for the addition of over 200 staff members since the last authorized options issuance, (b) incentivize all staff for future performance, and (c) adjust existing employees’ options levels to account for dilution in the Company’s total shares outstanding that has occurred over time. Kaleil Isaza Tuzman, Gavin Campion and Robin Smyth did not receive any new options as part of this issuance.

For the three months ended June 30, 2010 and 2009, we recognized $1,084 and $272, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date. During the three months ended June 30, 2010, a total of 2,857 of these warrants vested with 25,714 vested and 8,572 unvested as of June 30, 2010. The intrinsic value as of June 30, 2010 of these outstanding warrants and exercisable warrants are $143 and $107, respectively.

For the six months ended June 30, 2010 and 2009, we recognized $1,636 and $552, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Included in the 2010 amount of $1,636, is $190 of stock issued for compensation. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date. During the six months ended June 30, 2010, a total of 5,714 of these warrants vested.

As of June 30, 2010, there was approximately $9,973 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.4 years.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(11) Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Expected life (in years)	4.01	5.00
Risk-free interest rate	1.76%	1.88%
Volatility	37.78%	105.61%
Dividend yield	0	0

A summary of the status of stock option awards and changes during the six months ended June 30, 2010 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2009	877,973	7.14
Granted	2,193,306	12.34
Exercised	(13,734)	4.89
Cancelled, expired, or forfeited	(64,204)	8.86
Outstanding at June 30, 2010	2,993,341	10.92	4.49	$-
Exercisable at June 30, 2010	661,723	8.65	3.89	$112

The weighted-average grant-date fair value of option awards granted during the six months ended June 30, 2010 was $3.94.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(12) Stock Issuances

During the quarter ended March 31, 2010, we issued 6,771,093 shares of common stock. Of this amount, we issued 2,980,000 shares in the January 2010 public offering, 350,000 shares in the February 2010 over-allotment, 1,541,624 shares in the March 2010 public offering, 231,244 shares in the March 2010 over-allotment,  1,312,034 shares for the acquisition of Multicast, 308,007 shares for the exercise of warrants with proceeds of $1,448, 7,622 shares for the exercise of options with proceeds of $41, 16,500 shares for compensation valued at $190 and 24,062 shares for services valued at $236.

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

KIT Media Ltd., an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer (“KIT Media”), purchased $1,750 of common stock (179,856 shares) in the March 9, 2010 offering, at the same price and on the same terms as the other investors in this offering.

During the quarter ended June 30, 2010, we issued 5,614,333 shares of common stock. Of this amount, we issued 4,230,770 shares in the April 2010 public offering, 634,615 shares in the May 2010 over-allotment, 353,774 shares in the acquisition of Benchmark, 122,911 shares in the final payout of the acquisition of Visual, 260,151 shares for the exercise of warrants with proceeds of $1,582, 6,112 shares for the exercise of options with proceeds of $26 and 6,000 shares for services valued at $82.

On April 27, 2010, we completed an underwritten public offering of 4,230,770 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-164655), which was originally filed and declared effective in February 2010, and related prospectus supplement dated April 22, 2010. We sold such shares in the offering at a price of $13.00 per share and received $55,000 in gross proceeds and approximately $50,574 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. We subsequently sold 634,615 additional shares of common stock pursuant to an underwriters’ over-allotment option on May 6, 2010, and received $8,250 in gross proceeds and approximately $7,628 in net proceeds. KIT Capital purchased $1,300 of common stock (100,000 shares) in the April 27, 2010 offering at the same price and on the same terms as the other investors in this offering.

As of June 30, 2010, the outstanding warrants (excluding the warrants included in the derivative liability of 741,353 and stock-based compensation of 34,286) were 702,245 with a weighted average exercise price of $22.81. As of December 31, 2009, the outstanding warrants (excluding the warrants included in the derivative liability of 4,794,400 and stock-based compensation of 34,286) were 510,639 with a weighted average exercise price of $51.36.

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

(13) Restructuring Charges

In the first quarter of 2010, management approved restructuring plans for all entities acquired since September 2009. Management expects to complete the restructuring by the end of the year. Restructuring charges include the costs of future employee terminations, contract settlements and facility closing costs.

The following table summarizes the restructuring charges for the three and six months ended June 30, 2010, respectively:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Employee termination costs	$-	$2,632
Contract settlements	26	67
Facility closing costs	(145)	875
Total restructuring charges	$(119)	$3,574

The following table summarizes the restructuring activity for the three and six months ended June 30, 2010:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2009	$-	$-	$829	$829

Additions	2,632	41	1,020	3,693
Cash payments	(6)	-	(446)	(452)
Balance as of March 31, 2010	$2,626	$41	$1,403	$4,070

Additions	-	26	-	26
Reversal	-	-	(145)	(145)
Cash payments	(362)	(50)	(548)	(960)
Balance as of June 30, 2010	$2,264	$17	$710	$2,991

The accrued restructuring of $2,991 is included in accrued expenses in the consolidated balance sheets as of June 30, 2010, respectively.

The Company recorded restructuring charges of $195 and $314 for the three and six months ended June 30, 2009, respectively. These amounts are comprised of employee termination costs related to the reorganization of the Company of $96 and $143 and facility closing costs related to the closing of one of the Melbourne, Australia offices and one of the Dubai offices of $99 and $171 for the three and six months ended June 30, 2009, respectively.

(14) Integration Expenses

The Company has recorded integration charges related to the redundancy in staff and consultants during reorganization, corporate rebranding related to the reorganization, and the integration of acquired companies and assets of $3,378 and $6,299 for the three and six months ended June 30, 20010, respectively.

The Company has recorded integration charges related to the redundancy in staff and consultants for the transition of technology infrastructure during reorganization due to the centralizing of resources in Prague of $747 and $991 for the three and six months ended June 30, 2009, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited )

 (15) Segment Reporting

We have presented geographical location for revenue and assets below. We have presented operating segments in the past for Digital Media Solutions and Professional Services but since Professional Services represents less than 10% of total assets and total revenues and we expect this segment to continue to decrease, we are not presenting financial information for operating segments.

The following table provides revenue and assets by major geographical location.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
EMEA	$9,494	$6,773	$21,537	$13,609
AsiaPac	5,379	3,148	8,196	$5,426
Americas	8,182	573	10,686	$1,083

Total revenue	$23,055	$10,494	$40,419	$20,118

	June 30,	December 31,
	2010	2009
Assets:
EMEA	$28,958	$21,887
AsiaPac	8,936	3,743
Americas	9,672	4,447
Corporate	147,742	50,337
Total assets	$195,308	$80,414

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(16) Correction of Errors

Our previously issued financial statements have been corrected for the following;

An adjustment was made on September 30, 2009 for an increase in the common shares indexed to the financial instruments for both warrants that were mistakenly not included and for a change in the calculation of the fair value for the anti-dilution provision that increases the common shares indexed to the financial instruments. As of January 1, 2009, the effect of the correction increased the derivative liability by $10,066 to $15,736, decreased retained earnings by $6,082 and decreased additional paid-in capital by $3,984. As of June 30, 2009, the effect of the correction increased the derivative liability by $2,960 and increased the derivative income by $7,106, in addition to the corrections above as of January 1, 2009 to the consolidated balance sheet. As of June 30, 2009, the corrected consolidated balance sheet has a derivative liability of $5,054 and total liabilities of $30,892. In the three and six months ended June 30, 2009, the corrected consolidated statement of operations has a derivative income of $506 and $10,682 and a net (loss) income available to common shareholders of $(1,610) and 6,784, with a basic and diluted net income per common share of $(0.37) and $1.50.

The derivative income (expense) reflected in the consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2009 is based on changes in the fair values, adjusted for the correction of the above mentioned errors.

 (17) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, Ltd. (“KIT Capital”), a company beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services. The total amount paid to KIT Capital and included in our results of operations in the six months ended June 30, 2010 and 2009 were $220 and $252, respectively.

KIT Media purchased $1,750 of common stock (179,856 shares) in the March 9, 2010 offering at the same price and on the same terms as the other investors in this offering.

KIT Capital purchased $1,300 of common stock (100,000 shares) in the April 27, 2010 offering at the same price and on the same terms as the other investors in this offering.

See Note 10, “Derivative Liabilities” for a description of warrant repurchases from KIT Media and Wellington.

See Note 12, “Stock Issuances”, for a description of warrant repurchase from Robin Smyth, Chief Financial Offcier.

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

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us” or “our”), for the three and six months ended June 30, 2010 and 2009. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

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

Results of Operations - Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Consolidated revenue increased by $12,561 from $10,494 for the three months ended June 30, 2009 to $23,055 for the three months ended June 30, 2010, an increase of 120%. This increase in primarily due an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Variable and Direct Third Party Costs

Cost of Goods and Services. Cost of goods and services increased by $2,732 from $3,634 for the three months ended June 30, 2009 to $6,366 for the three months ended June 30, 2010, an increase of 75%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase was due to an increase in revenue for the supply of digital media and IPTV solutions, services and components and the acquisition of Benchmark in May 2010.

Hosting, Delivery and Reporting. These costs increased by $876 from $414 for the three months ended June 30, 2009 to $1,290 for the three months ended June 30, 2010, an increase of 212%.  These costs increased primarily due to the recent acquisitions in October 2009 and March 2010.

Content Costs. Content costs decreased by $108 from $357 for the three months ended June 30, 2009 to $249 for the three months ended June 30, 2010, a decrease of 30%. The decrease was primarily due to the elimination of monthly minimum guarantees with many content providers and the reduction in content providers.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $497 from $1,153 for the three months ended June 30, 2009 to $656 for the three months ended June 30, 2010, a decrease of 43% attributable to lower revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (IncludingNon-Cash Stock-Based Compensation). These costs increased by $5,055 from $3,481 for the three months ended June 30, 2009 to $8,536 for the three months ended June 30, 2010, an increase of 145%.  The increase was primarily due to the recent acquisitions in October 2009, March 2010 and May 2010 and the increase in non-cash stock-based compensation of $812.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $370 from $160 for the three months ended June 30, 2009 to $530 for the three months ended June 30, 2010, an increase of 231%,  primarily due to the increase in audit, Sarbanes-Oxley consulting fees and other legal fees

Office, Marketing and Other Corporate Costs. These expenses increased by $1,417 from $896 for the three months ended June 30, 2009 to $2,313 for the three months ended June 30, 2010, an increase of 158%.  The increase was primarily due to the increases related to recent acquisitions in October 2009, March 2010 and May 2010.

Merger and Acquisition and Investor Relation Expenses. Merger and acquisition and certain investor relation expenses increased by $535 from $351 for the three months ended June 30, 2009 to $886 for the three months ended June 30, 2010 an increase of 152%. The increase in costs for the three months are primarily due to the acquisition of Benchmark in May 2010 and other merger and acquisition activities and investor relation expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 125% by $1,139 from $910 for the three months ended June 30, 2009 to $2,049 for the three months ended June 30, 2010. The increase is primarily attributed to the amortization of intangible assets and depreciation of long lived assets acquired as part of the acquisitions of Nunet and Feedroom in October 2009, Multicast in March 2010 and Benchmark in May 2010.

Restructuring Charges. Restructuring charges decreased 161% by $314, from an expense of $195 for the three months ended June 30, 2009 to a gain of $119 for the three months ended June 30, 2010. This was due to a benefit derived from the lower than expected payout of facility costs.

Integration expenses. Integration expenses increased by $2,631 from $747 for the three months ended June 30, 2009 to $3,378 for the three months ended June 30, 2010. Integration expenses are related to the redundancy in staff and consultants during reorganization, corporate rebranding related to the reorganization, and the integration of acquired companies.

             Interest Income. Interest income increased by $24 from $3 for the three months ended June 30, 2009 to $27 for the three months ended June 30, 2010, due to an increase in cash and cash equivalents.

Interest Expense. Interest expense increased by $70 from $178 for the three months ended June 30, 2009 to $248 for the three months ended June 30, 2010, due to an increase in debt.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount were $449 for the three months ended June 30, 2009. These costs resulted from the issuance of $1,500 of a senior secured note in November 2008 which was repaid in August 2009. Amortization of deferred financing costs and debt discount were $14 for the three months ended June 30, 2010. These costs resulted from the issuance of $6,000 of secured notes payable in April 2010 and June 2010.

Derivative income. Derivative income was $2,368 for the three months ended June 30, 2010 as compared to $506 for the three months ended June 30, 2009. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Other Income/(Expense). Other income increased by $293 from $311 for the three months ended June 30, 2009 to other income of $604 for the three months ended June 30, 2010, primarily due to an increase in foreign currency gain.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $342 for the three months ended June 30, 2010 compared to a net loss available to common shareholders of $1,610 for the three months ended June 30, 2009, a decrease in net loss of $1,268.

 Results of Operations - Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Consolidated revenue increased by $20,301 from $20,118 for the six months ended June 30, 2009 to $40,419 for the six months ended June 30, 2010, an increase of 101%. This increase in primarily due an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Variable and Direct Third Party Costs

Cost of Goods and Services. Cost of goods and services increased by $3,606 from $7,112 for the six months ended June 30, 2009 to $10,718 for the six months ended June 30, 2010, an increase of 51%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is due to an increase in revenue for the supply of digital media and IPTV solutions, services and components and the acquisition of Benchmark in May 2010.

Hosting, Delivery and Reporting. These costs increased by $1,668 from $696 for the six months ended June 30, 2009 to $2,364 for the six months ended June 30, 2010, an increase of 240%.  These costs increased primarily due to the recent acquisitions in October 2009 and March 2010.

Content Costs. Content costs decreased by $334 from $818 for the six months ended June 30, 2009 to $484 for the six months ended June 30, 2010, a decrease of 41%. The decrease is primarily due to the elimination of monthly minimum guarantees with many content providers and the reduction in content providers.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $412 from $1,958 for the six months ended June 30, 2009 to $1,546 for the six months ended June 30, 2010, a decrease of 21% attributable to lower revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (IncludingNon-Cash Stock-Based Compensation). These costs increased by $7,012 from $7,174 for the six months ended June 30, 2009 to $14,186 for the six months ended June 30, 2010, an increase of 98%.  The increase was primarily due to the recent acquisitions in October 2009, March 2010 and May 2010 and the increase in non-cash stock-based compensation of $1,084.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $790 from $430 for the six months ended June 30, 2009 to $1,220 for the six months ended June 30, 2010, an increase of 184%,  primarily due to the increase in audit, Sarbanes-Oxley consulting fees and other legal fees

Office, Marketing and Other Corporate Costs. These expenses increased by $2,764 from $1,613 for the six months ended June 30, 2009 to $4,377 for the six months ended June 30, 2010, an increase of 171%.  The increase was primarily due to the increases related to recent acquisitions in October 2009, March 2010and May 2010.

Merger and Acquisition and Investor Relation Expenses. Merger and acquisition and certain investor relation expenses increased by $1,376 from $729 for the six months ended June 30, 2009 to $2,105 for the six months ended June 30, 2010 an increase of 189%. The increase in costs for the six months are primarily due to the acquisition of Multicast in March 2010, Benchmark in May 2010 and other merger and acquisition activities and investor relation expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 132% by $2,110 from $1,593 for the six months ended June 30, 2009 to $3,703 for the six months ended June 30, 2010. The increase is primarily attributed to the amortization of intangible assets and depreciation of long lived assets acquired as part of the acquisitions of Nunet and Feedroom in October 2009, Multicast in March 2010 and Benchmark in May 2010.

Restructuring Charges. Restructuring charges increased by $3,260, from $314 for the six months ended June 30, 2009 to $3,574 for the six months ended June 30, 2010.  Restructuring charges consist of employee termination costs, contract settlements and facility closing costs. These charges increased due to the approved restructuring plan put into place in the first quarter of 2010.

Integration expenses. Integration expenses increased by $5,308 from $991 for the six months ended June30, 2009 to $6,299 for the six months ended June 30, 2010. Integration expenses are related to the redundancy in staff and consultants during reorganization, corporate rebranding related to the reorganization, and the integration of acquired companies.

Interest Income. Interest income increased by $24 from $4 for the six months ended June 30, 2009 to $28 for the six months ended June 30, 2010, due to an increase in cash and cash equivalents.

Interest Expense. Interest expense increased by $23 from $317 for the six months ended June 30, 2009 to $340 for the six months ended June 30, 2010, due to an increase in debt.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount were $613 for the six months ended June 30, 2009. These costs resulted from the issuance of $1,500 of a senior secured note in November 2008 which was repaid in August 2009. Amortization of deferred financing costs and debt discount were $14 for the six months ended June 30, 2010. These costs resulted from the issuance of $6,000 of secured notes payable in April 2010 and June 2010.

Derivative income/expense. Derivative expense was $9,075 for the six months ended June 30, 2010 as compared to derivative income of $10,682 for the six months ended June 30, 2009. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Other Income/(Expense). Other income increased by $448 from $340 for the six months ended June 30, 2009 to other income of $788 for the six months ended June 30, 2010, primarily due to an increase in foreign currency gain.

Net (Loss) Income Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $18,784 for the six months ended June 30, 2010 compared to net income available to common shareholders of $6,784 for the six months ended June 30, 2009, an increase in net loss of $18,462.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $67,110 and working capital of approximately $63,633. During the six months ended June 30, 2010, we received net proceeds of $106,690 in public offerings, repurchased warrants for $23,925 and paid net cash of $11,210 related to the acquisitions of Benchmark and Multicast, including the extinguishment of Multicast’s notes payable. We plan to primarily use net proceeds of the most recent equity offering to finance the costs of acquiring or investing in competitive and complementary businesses, products and technologies as a part of our growth strategy. Management anticipates that going-forward, we will generate sufficient cash flows from operating activities to meet our capital requirements. We believe that we have sufficient liquidity to finance our operational and acquisition plan for the next twelve months.

Net cash used by operating activities was $9,030 for the six months ended June 30, 2010, compared to $3,868 for the six months ended June 30, 2009, an increase of $5,162. The increase in net cash used in operating activities is primarily related to the increase in receivables attributable to an increase in revenues and a couple slower paying major clients, an increase in merger and acquisition and investor relations expenses and restructuring and integration expenses offset by the accrual for these items in the six months ended June 30, 2010.

Net cash used by investing activities was $15,313 for the six months ended June 30, 2010, compared to $1,667 for the six months ended June 30, 2009, a increase in net cash used in investing activities of $13,646. In 2010, this consisted primarily of cash paid in the acquisition of Multicast of $4,746 offset by cash received of $396, cash paid in the acquisition of Benchmark of $4,905 offset by cash received of $2,545, cash paid into restricted cash related to the Benchmark acquisition, cash paid in final settlement of Visual acquisition of $2,900, cash paid into investment of $700 and purchase of equipment of $752. In 2009, this primarily consisted of cash paid into investment of $200, cash paid in the acquisition of Visual of $180, the purchase of software of $1,500 and other equipment of $66.

Net cash provided by financing activities was $85,613 for the six months ended June 30, 2010, compared to net cash provided by financing activities of $2,228 for the six months ended June 30, 2009. In 2010, this primarily consisted of the proceeds from public offerings of $106,690, net proceeds from the issuance of secured notes of $5,762, proceeds from the exercise of warrants and options of $3,097 offset by payments related to the buyback of warrants of $23,925, payments of notes related to the Multicast acquisition of $4,500 and payments of other notes, capital leases and other obligations of $1,659. In 2009, this primarily consisted of proceeds from the issuance of note payable of $2,600 offset by payments of capital leases, secured notes and other obligations of $399.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes since disclosure in the most recently filed Form 10-K.

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

KIT DIGITAL, INC.

Dated: August 16, 2010	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: August 16, 2010	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer (principal financial and accounting officer)