Form 10-Q
period 2010-09-30
KIT digital, Inc.
filed 2010-11-22
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐   No ☒

As of November 21, 2010, there were 23,939,714 shares of the registrant’s common stock outstanding.

KIT digital, Inc.

  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30, 2010	December 31, 2009 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$50,052	$6,791
Restricted cash	2,035	-
Investments	1,008	217
Accounts receivable, net	35,666	17,258
Unbilled revenue	2,113	2,960
Inventory	1,920	708
Other current assets	5,704	2,205
Total current assets	98,498	30,139

Property and equipment, net	6,813	5,697
Software, net	2,887	3,436
Customer list, net	13,284	4,650
Goodwill	90,226	36,492
Total assets	$211,708	$80,414

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$1,940	$2,944
Capital lease and other obligations	894	1,218
Secured notes payable	1,188	-
Accounts payable	14,786	6,647
Accrued expenses	8,521	8,501
Income tax payable	322	312
Deferred tax liability	580	580
Acquisition liability	2,753	1,075
Derivative liability	3,869	21,314
Other current liabilities	8,966	3,455
Total current liabilities	43,819	46,046

Capital lease and other obligations, net of current	539	377
Secured notes payable, net of current and debt discount	4,631	-
Acquisition liability, net of current	9,160	-
Deferred tax liability, net of current	1,295	-
Total liabilities	59,444	46,423

Equity:
Stockholders' equity:

Common stock, $0.0001 par value: authorized 80,000,000 shares; issued and outstanding 23,914,052 and 10,844,853, respectively	2	1
Additional paid-in capital	272,231	128,263
Accumulated deficit	(120,701)	(93,943)
Accumulated other comprehensive income (loss)	732	(330)
Total stockholders' equity	152,264	33,991
Total liabilities and stockholders' equity	$211,708	$80,414

(A) - Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on April 5, 2010.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$27,746	$11,036	$68,165	$31,154

Variable and direct third party costs:
Cost of goods and services	11,472	4,550	22,190	11,662
Hosting, delivery and reporting	671	331	3,035	1,027
Content costs	262	287	746	1,105
Direct third party creative production costs	1,074	583	2,620	2,541
Total variable and direct third party costs	13,479	5,751	28,591	16,335

Gross profit	14,267	5,285	39,574	14,819

General and administrative expenses:

Compensation, travel and associated costs (including non-cash stock-based compensation of $1,273, $536, $2,910 and $1,088, respectively)	7,359	3,846	21,545	11,020
Legal, accounting, audit and other professional service fees	425	154	1,645	584
Office, marketing and other corporate costs	3,341	894	7,718	2,507
Merger and acquisition and investor relations expenses	1,306	522	3,411	1,251
Depreciation and amortization	2,407	977	6,110	2,570
Restructuring charges	(93)	340	3,481	654
Integration expenses	4,535	641	10,834	1,632

Total general and administrative expenses	19,280	7,374	54,744	20,218

Loss from operations	(5,013)	(2,089)	(15,170)	(5,399)

Interest income	5	27	33	31
Interest expense	(223)	(124)	(563)	(441)
Amortization of deferred financing costs and debt discount	(19)	(562)	(33)	(1,175)
Derivative income (expense)	(1,451)	(8,449)	(10,526)	2,233
Other (expense) income	(1,263)	65	(475)	405

Net loss before income taxes	(7,964)	(11,132)	(26,734)	(4,346)

Income tax expense (benefit)	(10)	(2)	(24)	(4)

Net loss available to common shareholders	$(7,974)	$(11,134)	$(26,758)	$(4,350)

Basic and diluted net loss per common share	$(0.34)	$(1.65)	$(1.37)	$(0.82)
Basic and diluted weighted average common shares outstanding	23,355,298	6,739,934	19,581,084	5,278,472

Comprehensive income (loss):
Net loss	$(7,974)	$(11,134)	$(26,758)	$(4,350)
Foreign currency translation	3,022	(530)	971	(116)
Change in unrealized gain on investments, net	75	15	91	15
Comprehensive loss:	$(4,877)	$(11,649)	$(25,696)	$(4,451)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)
(Unaudited)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital

Balance – December 31, 2009	10,844,853	$1	$128,263
Issue of stock in public offerings, net	9,968,253	1	106,614
Issue of stock for exercise of stock options	14,673	—	74
Issue of stock for exercise of warrants	568,158	—	6,945
Issue of stock for acquisitions	2,460,959	—	25,964
Issue of warrants for services	—	—	840
Debt discount on notes	—	—	210
Issue of stock for compensation	16,500	—	190
Issue of stock for services	40,656	—	412
Stock-based compensation	—	—	2,719
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance – September 30, 2010	23,914,052	$2	$272,231

	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – December 31, 2009	$(93,943)	$(330)	$33,991
Issue of stock in public offerings, net	—	—	106,615
Issue of stock for exercise of stock options	—	—	74
Issue of stock for exercise of warrants	—	—	6,945
Issue of stock for acquisitions	—	—	25,964
Issue of warrants for services	—	—	840
Debt discount on notes	—	—	210
Issue of stock for compensation	—	—	190
Issue of stock for services	—	—	412
Stock-based compensation	—	—	2,719
Foreign currency translation adjustment	—	971	971
Fair market value adjustment for available for sale securities	—	91	91
Net loss	(26,758)	—	(26,758)

Balance – September 30, 2010	$(120,701)	$732	$152,264

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating Activities:
Net loss	$(26,758)	$(4,350)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	358	205
Depreciation	3,243	951
Amortization of intangible assets	2,867	1,619
Amortization of deferred financing costs	3	108
Amortization of debt discount	30	1,067
Loss on disposal of property and equipment	111	-
Derivative expense (income)	10,526	(2,233)
Less: merger and acquisition expenses	1,387	-
Non-cash stock based compensation	2,909	1,088
Non-cash warrants for services	840	-
Non-cash stock for services	412	89
Gain on bargain purchase	-	(26)

Changes in assets and liabilities:
Accounts receivable	(13,926)	(10,175)
Unbilled revenue	930	-
Inventory	(579)	830
Other assets	(716)	(177)
Accounts payable	2,268	(843)
Accrued expenses	(1,084)	5,008
Income tax payable	(9)	-
Other liabilities	(282)	(1,667)
Total adjustments	9,290	(4,156)

Net cash used by operating activities – forward	(17,468)	(8,506)

Investing Activities:
Cash paid into restricted cash	(2,035)	-
Cash paid into investment in limited partnership fund	(700)	(200)
Cash received in acquisition of Narrowstep	-	279
Cash paid in acquisition of Visual	(2,900)	(480)
Cash paid in acquisition of Multicast	(4,746)	-
Cash received in acquisition of Multicast	396	-
Cash paid in acquisition of Benchmark	(4,905)	-
Cash received in acquisition of Benchmark	2,545	-
Cash paid in acquisition of Accela	(2,936)	-
Cash received in acquisition of Accela	337	-
Cash paid in acquisition of Megahertz	(3,251)	-
Cash received in acquisition of Megahertz	2,039	-
Cash paid in acquisition of Brickbox	(7,600)	-
Cash received in acquisition of Brickbox	1,264	-
Merger and acquisition expenses	(1,387)	-
Cash paid in advance of Feedroom merger	-	(4,636)
Cash paid in acquisition of Juzou	-	(150)
Purchase of equipment	(1,272)	(1,653)

Net cash used by investing activities - forward	$(25,151)	$(6,840)

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009

Net cash used by operating activities – forwarded	$(17,468)	$(8,506)

Net cash used by investing activities – forwarded	(25,151)	(6,840)

Financing Activities:
Proceeds from public offering, net	106,615	26,090
Proceeds from exercise of stock options	74	27
Proceeds from exercise of warrants	3,030	-
Payments for warrant buybacks	(24,054)	-
Bank overdraft	209	(739)
Proceeds from issuance of secured notes	5,762	849
Payments of secured notes	(1,020)	(557)
Payments of senior secured note	-	(1,500)
Proceeds from issuance of convertible notes payable	-	3,700
Repayments of convertible notes payable	-	(3,700)
Repayments of notes payable	(4,500)	-
Payment on capital leases	(794)	(778)

Net cash provided by financing activities	85,322	23,392

Effect of exchange rate changes on cash	558	(473)

Net increase in cash and cash equivalents	43,261	7,573
Cash and cash equivalents - beginning of period	6,791	5,878
Cash and cash equivalents - end of period	$50,052	$13,451

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$563	$441
Non-cash issuances of stock for acquisitions (2,460,959 and 641,847 shares issued, respectively)	$25,964	$4,363

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Nature of Business and Nature of Presentation

KIT digital, Inc. ("we," "us," "our," the "Company" or "KIT digital"), through our operating subsidiaries, provides enterprise clients an end-to-end technology platform for managing Internet Protocol (“IP”)-based video assets across the browser, mobile device and IPTV set-top box-enabled television set. We offer creative interface design, branding, strategic planning and technical integration services to complement our “VX”-branded software platform. Our solutions includes the delivery of IP video software solutions, including software-as-a-service (“SaaS”). fees, enterprise license fees, software usage fees, set-up/support services, storage, hardware components, content delivery services and content syndication. Our solutions also include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics.

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information. These financial statements include the accounts of KIT digital and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

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

In October 2009, the FASB issued Accounting Standards Update on Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. The Company adopted during the quarter ended September 30, 2010 and has been applied retrospectively to January 1, 2010. The adoption of this standard did not have a material impact on prior results.

The new guidance changes the criteria required to (1) separate deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) to allocate the arrangement’s consideration to each unit in the arrangement (such as, equipment, installation or commissioning services). Entities are now required to determine an estimated selling price for each separate deliverable following a hierarchy of evidence — Vendor-specific Objective Evidence (“VSOE”), Third Party Evidence (“TPE”) and, if VSOE and TPE do not exist, best estimate of selling price (“BESP”).

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Recent Accounting Pronouncements (continued)

The Company’s material revenue streams are related to the delivery of IP video software solutions, including software-as-a-service (“SaaS”) fees, software usage fees, enterprise license fees, set-up/support services, storage, hardware components, content delivery and content syndication. Our solutions also include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics. The Company enters into revenue arrangements that may consist of multiple deliverables of components and services due to the needs of its customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sale price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Multiple-Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of  components and services. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted July 1, 2010, revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on VSOE if it exists, based next on TPE if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on BESP.

Services — Revenue for services is generally recognized at completion of the contractually required services.

Hardware Components — For hardware component sales (one deliverable only), revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and an allowance for discounts, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement.

The Company determines BESP for a deliverable in a multiple element arrangement by collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company’s normal pricing practices. The Company has experience selling components, installation and integration services at a standard combined price and considers this to be BESP when contracting with customers. The determination of BESP is a formal process within the Company that includes review and approval by the Company’s management.

Contractually stated prices in multiple-element arrangements are not presumed to represent VSOE, TPE or BESP for an individual deliverable. An entity must develop its estimate of selling prices using the hierarchy of evidence in the new guidance.

After determination of the estimated selling price of each deliverable in a multiple-element arrangement, the arrangement consideration is then allocated using the relative selling price method. Under the relative selling price method, the estimated selling price for each deliverable is compared to the sum of the estimated selling price for all deliverables. The percentage that is calculated for each deliverable is then multiplied by the total contractual value of the multiple-element arrangement to determine the revenue allocated to each deliverable.

The revenue allocated to each deliverable will then be recorded in accordance with existing revenue recognition guidance for stand-alone component sales and services.

(3) Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of September 30, 2010, the Company had $2,059 of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days prior written notice. As of September 30, 2010, the Company had $47,993 of additional cash in low interest-bearing accounts in accordance with the Company's cash management policy.

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

Investments include an investment in a limited partnership fund which invests, on a hedged basis, primarily in the U.S. equity markets. This initial investment was made in March 2009 and a subsequent investment was made in February 2010 and is recorded at a fair value of $1,008 since we do not exercise control over this fund.

(5) Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of September 30, 2010 and December 31, 2009 was $1,324 and $874, respectively.

(6) Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount held in foreign currencies as of September 30, 2010 and December 31, 2009 was $5,844 and $2,272, respectively. The amount of cash in excess of FDIC insured amounts as of September 30, 2010 and December 31, 2009, was $48,802 and $6,541, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of September 30, 2010, one customer accounted for 11.1% of our trade accounts receivable. As of December 31, 2009, three customers accounted for approximately 39.6% of our trade accounts receivable. As of September 30, 2010, one customer accounted for 10.0% of the quarterly revenue. As of December 31, 2009, no customer accounted for 10% or more of quarterly revenue. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

(7) Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market and is comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of September 30, 2010 and December 31, 2009, our reserves for excess and obsolete inventory were $131 and $136, respectively.

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

 (9) Acquisitions

In late March 2010, we acquired Multicast Media Technologies, Inc., a United States company engaged in live event broadcasting, internet video and targeted multimedia communications (“Multicast”), in exchange for 2,379,714 shares of our common stock and approximately $4,750 in cash (the “Cash Consideration”). The share consideration issuable to Multicast stockholders was reduced to 1,312,034 shares of KIT digital common stock (the “Merger Shares”) which was valued at $13,120, after giving effect to adjustments for assumption by KIT digital of existing indebtedness and other liabilities of Multicast in the amount of approximately $5,927. The merger consideration was subject to adjustment upwards or downwards to the extent that the closing working capital of Multicast was greater or less than zero and subject to the final fair valuation of Merger Shares. The Cash Consideration and Merger Shares were delivered as follows: (i) $4,000 in cash and 842,500 shares of our stock promptly following the closing; and (ii) a “holdback amount” of an additional $746 in cash and 469,534 shares of KIT digital common stock, less any amount used by KIT digital to offset negative working capital and satisfy indemnity claims as described below, will be delivered to such stockholders not later than one year after the closing or such later date as all indemnity claims have been resolved. Of the total “holdback amount,” $712 in cash and 196,798 Merger Shares were used to offset any negative working capital balance of Multicast as of the effective date of the merger. The remaining $34 in cash and 272,736 Merger Shares being held back by KIT digital will be used to indemnify KIT digital against any breaches of representations, warranties and covenants by Multicast, as well as against certain additional specified liabilities The Company has allocated the aggregate cost of the acquisition to Multicast’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$612
Property and equipment	1,548
Intangible assets – developed software	562
Intangible assets – customer list	3,087
Goodwill	18,681
Total assets acquired	24,490

Current liabilities and assumed debt	(7,025)

Net assets acquired	$17,465

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(9) Acquisitions (continued)

On May 14, 2010, we acquired Benchmark Broadcast Systems Pte. Ltd., a Singapore company engaged in providing asset management solutions and integration of broadcast video systems, and subsidiaries (“Benchmark”), in exchange for 353,744 shares of our common stock valued at $4,775 and approximately $4,905 in cash (the “Cash Consideration”) at the time of acquisition. The estimated aggregate cost of the acquisition of Benchmark was $19,386. Additionally, the cost includes $1,119 for the working capital due to the seller, $1,028 estimated to be due after one year from closing based on a percentage of revenue and meeting earnings targets and $7,560 estimated to be due after two years from closing based on a percentage of revenue and meeting earnings targets. Of these amounts, $2,147 is included in the Balance Sheet in “Acquisition liability” and $7,560 is in the Balance Sheet in “Acquisition liability, net of current.” Pursuant to the agreement, we put $2,000 into escrow for potential future obligations, which is included in “Restricted Cash” in the Balance Sheet as of September 30, 2010. We have allocated the aggregate cost of the acquisition to Benchmark’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$2,523
Property and equipment	166
Intangible assets – customer list	200
Intangible assets – backlog	1,100
Goodwill	18,035
Total assets acquired	22,024

Current liabilities and assumed debt	(5,183)

Net assets acquired	$16,841

In June 2010, we paid $2,900 in cash and issued 122,911 shares of our common stock valued at $1,250 to the former shareholders of Visual Connection a.s. (“Visual”), pursuant to an amendment to the Visual Share Purchase Agreement dated October 5, 2008 (“Visual SPA”) and in satisfaction of all remaining earn-out provisions. We have recorded an increase of $3,075 to “Goodwill” in the Balance Sheet as of September30, 2010 and a reduction of $1,075 of the previously recorded contingent liability.

On September 8, 2010, we acquired Accela Communications, Inc., a United States company engaged in providing on-demand, video-based enablement and measurement tools (“Accela”), in exchange for 332,764 shares of our common stock valued at $3,085 and approximately $2,936 in cash at the time of acquisition, which included $1,106 in cash paid to debtors of Accela. The estimated aggregate cost of the acquisition of Accela was $5,913. Additionally, the cost includes an offset of $108 due to KIT for the working capital adjustment, which is included in the Balance Sheet in “Other current assets”. We have allocated the aggregate cost of the acquisition to Accela’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$880
Property and equipment	172
Intangible assets – customer list	2,000
Goodwill	4,838
Total assets acquired	7,890

Current liabilities and assumed debt	(2,314)

Net assets acquired	$5,576

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(9) Acquisitions (continued)

On September 8, 2010, we acquired the assets of Megahertz Broadcast Systems, a United Kingdom company engaged in providing broadcast video systems integration (“Megahertz”), in exchange for $3,251 in cash at the time of acquisition. The estimated aggregate cost of the acquisition of Megahertz was $3,840. Additionally, the cost included an estimate of $589 due to the seller for the working capital adjustment, which is included in the Balance Sheet in “Acquisition liability”. We have allocated the aggregate cost of the acquisition to Megahertz’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,110
Property and equipment	165
Intangible assets – customer list	1,000
Goodwill	625
Total assets acquired	2,900

Current liabilities	(1,099)

Net assets acquired	$1,801

On September 21, 2010, we acquired Brickbox Digital Media s.r.o., a Czech company engaged in providing digital video asset management solutions, and its international subsidiaries (“Brickbox”), in exchange for 339,476 shares of our common stock valued at $3,734 and approximately $7,600 in cash at the time of acquisition. The estimated aggregate cost of the acquisition of Brickbox was $12,934. Additionally, the cost includes $1,600 estimated for future consideration based on 10 percent of revenue and meeting earnings targets over a four-year period after closing, which is included in the Balance Sheet in “Acquisition liability”. We have allocated the aggregate cost of the acquisition to Brickbox’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$2,598
Property and equipment	874
Intangible assets – customer list	3,000
Goodwill	8,452
Total assets acquired	14,924

Current liabilities and assumed debt	(3,254)

Net assets acquired	$11,670

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(9) Acquisitions (continued)

Selected unaudited pro forma combined results of operations for the nine months ended September 30, 2009, assuming the Multicast, Benchmark, Accela, Megahertz and Brickbox acquisitions occurred on January 1, 2009 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$77,703
Net income	$(7,384)

Selected unaudited pro forma combined results of operations for the nine months ended September 30, 2010, assuming the Multicast, Benchmark, Accela, Megahertz and Brickbox acquisitions occurred on January 1, 2010 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$98,256
Net income	$(29,113)

The acquisitions of Nunet AG and The FeedRoom, Inc. from October 2009 are not presented above in the proforma combined results of operations for the nine months ended September 30, 2009 as portions of these businesses ceased and management believes that the organization and nature of these businesses have changed significantly after acquisition.

(10) Derivative Liabilities

Upon the adoption of a new standard effective January 1, 2009, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,736. These amounts have been adjusted for the errors noted in fair value computations. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009, December 31, 2009 and September 30, 2010 were 5,806,230, 4,794,400 and 696,647, respectively. The number of shares for the determination of the liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009, December 31, 2009 and September 30, 2010 were 2,886,038, 4,794,400 and 696,647, respectively.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(10) Derivative Liabilities (continued)

The following table summarizes the components of derivative liabilities as of September 30, 2010, December 31, 2009 and the re-measurement date, January 1, 2009:

	September 30, 2010	December 31, 2009	Re-measurement date January 1, 2009
Fair value of warrants with anti-dilution provisions	$(3,869)	$(21,314)	$(15,736)

Significant assumptions (or ranges):
Trading market values (1)	$11.99	$11.00	5.25
Term (years) (3)	2.61	3.35 to 4.00	$4.35 to 5.00
Volatility (1)	59.87%	61.98%	101.98%
Risk-free rate (2)	0.64%	1.70%	1.55%
Effective Exercise price (3)	$7.00	$7.00	$5.92

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

The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three months ended September 30, 2010 and 2009 was $(1,451) and $(8,449), respectively. Included in the $1,451 expense for the three months ended September 30, 2010 is a gain on settlement of $55 related to the repurchase of warrants. The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the nine months ended September 30, 2010 and 2009 was $(10,526) and $2,233, respectively. Included in the $(10,526) expense for the nine months ended September 30, 2010 is a loss on settlement of $(2,961) related to the repurchase of warrants.

On March 7, 2010, our board of directors approved the repurchase of certain outstanding warrants with exercise prices below the then-current market price from certain warrant holders (who had acquired the warrants in prior private placement financings), including KIT Media, an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer and Wellington Management Company (“Wellington”), an entity with greater than a 10% holding in KIT digital’s outstanding common stock at the time of the transaction. KIT Media and Wellington are considered related parties of the Company. The terms of the warrant repurchase were identical for KIT Media and Wellington, and the negotiation of such terms was led by Wellington. The Company offered to purchase and cancel these warrants at 133% of the intrinsic value of the warrants (intrinsic value being based on a 20-day trailing volume weighted average price of the underlying common stock).  These warrants with anti-ratchet dilution provisions totaling 3,030,747 were cancelled effective on March 31, 2010. These warrants were included in the warrant buyback liability as at March 31, 2010 and were paid after such date. We also repurchased and cancelled another 347,835, 4,860 and 44,706 warrants with anti-ratchet dilution provisions during the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, respectively, at varying prices, from parties other than KIT Media and Wellington for $1,141, $14 and $130, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

  (11) Stock-Based Compensation

On March 17, 2008, the board of directors adopted an incentive compensation plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan currently has reserved 857,143 shares of common stock for issuance. The 2004 Stock Option Plan has reserved 342,858 shares of common stock for issuance. In November 2009, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 2,642,857 to an aggregate of 3,500,000 shares of common stock subject to ratification by our stockholders at our next Annual Meeting of Stockholders. At our annual meeting of stockholders held on September 30, 2010, our stockholders approved an amendment to our 2008 Incentive Stock Plan increasing the number of shares of common stock reserved for issuance thereunder by 2,642,857 shares to 3,500,000 shares from 857,143 shares.

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

On May 8, 2010, our board of directors authorized the issuance of 2,141,013 stock options pursuant to the 2008 Incentive Stock Plan, at an exercise price of $12.36 per share (reflecting the previous trading day’s closing price), subject to approval by a majority of the Company’s shareholders at the next Annual Meeting of Stockholders. These stock options carry a four-year quarterly vesting term and a five-year exercise term. In aggregate, as of May 17, 2010, shares underlying the Company’s total issued employee stock options represent less than 14% of the Company’s outstanding common shares. The board of directors had not authorized a substantial issuance of stock options since June 2008. The board of directors authorized the issuance of the 2,141,013 stock options to (a) account for the addition of over 200 staff members since the last authorized options issuance, (b) incentivize all staff for future performance, and (c) adjust existing employees’ options levels to account for dilution in the Company’s total shares outstanding that has occurred over time. Kaleil Isaza Tuzman, Gavin Campion and Robin Smyth did not receive any new options as part of this issuance. As of August 13, 2010, these options were re-priced to an exercise price of $8.05 per share (reflecting the trading day’s closing price) for additional non-cash stock-based compensation expense of $320 in the quarter ended September 30, 2010.

On August 30, 2010, our board of directors authorized the issuance of 787,700 stock options pursuant to the 2008 Incentive Stock Plan and 441,250 restricted stock units to Company’s the senior executives. The stock options have an exercise price of $8.62 per share (reflecting the trading day’s closing price) and are valued at $2,741 under the Black-Scholes method. These stock options carry a four-year quarterly vesting term and a five-year exercise term. The restricted stock units are valued at $3,804 based on a stock price of $8.62 on the date of issuance and vest monthly over four years with 183,738 of these with performance based criteria.

For the three months ended September 30, 2010 and 2009, we recognized $1,273 and $536, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date. During the three months ended September 30, 2010, a total of 2,857 of these warrants vested with 28,571 vested and 5,715 unvested as of September 30, 2010. The intrinsic value as of September 30, 2010 of these outstanding warrants and exercisable warrants are $251 and $210, respectively.

As of September 30, 2010, there was approximately $10,838 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.1 years.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(11) Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Expected life (in years)	3.85	5.00
Risk-free interest rate	1.08%	2.83%
Volatility	50.69%	77.55%
Dividend yield	0	0

A summary of the status of stock option awards and changes during the nine months ended September 30, 2010 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2009	877,973	7.14
Granted	3,019,509	8.27
Exercised	(14,673)	5.08
Cancelled, expired, or forfeited	(349,360)	7.89
Outstanding at September 30, 2010	3,533,449	8.04	4.38	$13,947
Exercisable at September 30, 2010	661,723	7.61	3.82	$2,900

The weighted-average grant-date fair value of option awards granted during the nine months ended September 30, 2010 was $6.73.

 (12) Stock Issuances

On September 30, 2010, we filed a certificate of amendment of our certificate of incorporation to increase the number of authorized shares of our common stock to 80,000,000 shares from 30,000,000 shares.  Our board viewed this increase of authorized shares as a means to maximize strategic flexibility.  The amendment was adopted by stockholders holding a majority of our outstanding shares of common stock at our annual meeting of stockholders held on September 30, 2010.

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

 (12) Stock Issuances (continued)

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

During the quarter ended September 30, 2010, we issued 683,773 shares of common stock. Of this amount, we issued 332,764 shares in the acquisition of Accela, 339,476 shares in the acquisition of Brickbox, 939 shares for the exercise of options with proceeds of $7 and 10,594 shares for services valued at $94.

As of September 30, 2010, the outstanding warrants (excluding the warrants included in the derivative liability of 696,647 and stock-based compensation of 34,286) were 749,454 with a weighted average exercise price of $22.76. As of December 31, 2009, the outstanding warrants (excluding the warrants included in the derivative liability of 4,794,400 and stock-based compensation of 34,286) were 510,639 with a weighted average exercise price of $51.36.

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

The following table summarizes the restructuring charges for the three and nine months ended September 30, 2010, respectively:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Employee termination costs	$(66)	$2,566
Contract settlements	-	67
Facility closing costs	(27)	848
Total restructuring charges	$(93)	$3,481

The following table summarizes the restructuring activity for the three and nine months ended September 30, 2010:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2009	$-	$-	$829	$829

Additions	2,632	67	1,020	3,719
Reversal	-	-	(145)	(145)
Cash payments	(368)	(50)	(994)	(1,412)
Balance as of June 30 , 2010	$2,264	$17	$710	$2,991

Additions	-	-	-	-
Reversal	(66)	-	(27)	(93)
Cash payments	(162)	(2)	(69)	(233)
Balance as of September 30, 2010	$2,036	$15	$614	$2,665

The accrued restructuring of $2,665 and $829 are included in accrued expenses in the consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively.

The Company recorded restructuring charges of $340 and $654 for the three and nine months ended September 30, 2009, respectively. These amounts are comprised of employee termination costs related to the reorganization of the Company of $128 and $271, and contract settlements and facility closing costs related to the closing of one of the Melbourne, Australia offices and a Dubai office of $212 and $383 for the three and nine months ended September 30, 2009, respectively.

(14) Integration Expenses

The Company has recorded integration charges related to the redundancy in staff and consultants during reorganization, corporate rebranding related to the reorganization, and the integration of acquired companies and assets of $4,535 and $10,834 for the three and nine months ended September 30, 2010, respectively.

The Company has recorded integration charges related to the redundancy in staff and consultants for the transition of technology infrastructure during reorganization due to the centralizing of resources in Prague of $641 and $1,632 for the three and nine months ended September 30, 2009, respectively.

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

The following table provides revenue and assets by major geographical location.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
EMEA	$12,375	$7,802	$33,912	$21,411
AsiaPac	9,898	2,626	18,094	$8,052
Americas	5,473	608	16,159	$1,691

Total revenue	$27,746	$11,036	$68,165	$31,154

	September 30,	December 31,
	2010	2009
Assets:
EMEA	$43,455	$21,887
AsiaPac	9,690	3,743
Americas	8,246	4,447
Corporate	150,317	50,337
Total assets	$211,708	$80,414

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

 (16) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, Ltd. (“KIT Capital”), a company beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services. The total amount paid to KIT Capital and included in our results of operations in the nine months ended September 30, 2010 and 2009 were $330 and $390, respectively. KIT Capital employs two other staff members which provide full-time services to the Company in addition to Mr. Isaza Tuzman, and payments for managerial services made to KIT Capital are inclusive of fees to all three total KIT Capital staff members.

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

See Note 12, “Stock Issuances”, for a description of warrant repurchase from Robin Smyth, Chief Financial Offcier.

(17) Subsequent Events

On October 22, 2010, the U.S. Securities and Exchange Commission declared effective the registration statement on Form S-3 of KIT digital, Inc. filed on October 13, 2010. The registration statement permits the Company to issue, in one or more offerings, shares of common stock at an aggregate offering price not to exceed $250,000.

On November 19, 2010, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC acting as the representative of the several underwriters. Pursuant to the terms and conditions of the Underwriting Agreement, the Company agreed to sell 8,000,000 shares of its common stock, par value $0.0001 per share at a price to the public of $12.00 per share. Pursuant to the Underwriting Agreement, the Company granted the underwriters an option to purchase up to an additional 1,200,000 shares of its common stock within 30 days after the date of the Underwriting Agreement to cover over-allotments, if any. The Company expects to receive approximately up to $89,000 in net proceeds from the offering after underwriting fees and offering expenses, or approximately $102,000 if the underwriters’ over-allotment option is exercised in full. The offering is scheduled to close on or about November 24, 2010, subject to customary closing conditions. Merriman Capital, ThinkEquity Partners, Janney Montgomery Scott and Northland Capital Markets acted as co-managers in the transaction, and Jefferies & Co. acted as a financial advisor to the Company in connection with the transaction.

On November 19, 2010, after a decision in early November we signed an agreement to sell a portion of our business in the Czech Republic focusing on professional services and non-SaaS activities which will allow management to focus even more on our core software-as-a-service offerings. Activities spun out include some encoding services and broadcast systems equipment set-up. The closing date for the transaction is November 30 and is based on the balance sheet as at that date. The amount of this transaction will be approximately $12,000, including the repayment of the outstanding loans to KIT digital.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

Overview

Through our operating subsidiaries, we are in the business of providing software solutions that enable our customers to manage and distribute video content through Internet websites, mobile devices and Internet protocol television (“IPTV”) networks. Our core digital asset management software suite, marketed under the “KIT VX” brand, includes online and mobile video players, ingestion and trans-coding video content for Internet and mobile devices, IPTV set-top box development, IPTV recording and editing suite deployment, video content localization and syndication, digital rights management, hosting, storage,  content delivery and content syndication. We currently provide IP video solutions internationally through our principal offices in Atlanta, Beijing, Boston, Buenos Aires, Cairo, Chennai, Cologne, Delhi, Dubai, Ely (United Kingdom), London, Los Angeles, Kolkata, Melbourne (Australia), Mumbai, New York, Prague, Stockholm, Singapore, Sofia and Toronto. To support IPTV enablement, we provide technical integration and integrated marketing solutions, including interface design services, branding, online marketing, data management and analytics.

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us” or “our”), for the three and nine months ended September 30, 2010 and 2009. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

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

Results of Operations - Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Consolidated revenue increased by $16,710 from $11,036 for the three months ended September 30, 2009 to $27,746 for the three months ended September 30, 2010, an increase of 151%. This increase is primarily due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Variable and Direct Third Party Costs

Cost of Goods and Services. Cost of goods and services increased by $6,922 from $4,550 for the three months ended September 30, 2009 to $11,472 for the three months ended September 30, 2010, an increase of 152%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase was due to an increase in revenue for the supply of digital media and IPTV solutions, services and components and the acquisition of Benchmark in May 2010.

Hosting, Delivery and Reporting. These costs increased by $340 from $331 for the three months ended September 30, 2009 to $671 for the three months ended September 30, 2010, an increase of 103%.  These costs increased primarily due to the recent acquisitions in October 2009 and March 2010.

Content Costs. Content costs decreased by $25 from $287 for the three months ended September 30, 2009 to $262 for the three months ended September 30, 2010, a decrease of 9%. The decrease was primarily due to the elimination of monthly minimum guarantees with many content providers and the reduction in content providers.

Direct Third Party Creative Production Costs. Direct third party creative production costs increased by $491 from $583 for the three months ended September 30, 2009 to $1,074 for the three months ended September 30, 2010, a increase of 84% attributable to an increase in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $3,513 from $3,846 for the three months ended September 30, 2009 to $7,359 for the three months ended September 30, 2010, an increase of 91%.  The increase was primarily due to the recent acquisitions in October 2009, March 2010, May 2010 and September 2010 and the increase in non-cash stock-based compensation of $737.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $271 from $154 for the three months ended September 30, 2009 to $425 for the three months ended September 30, 2010, an increase of 176%,  primarily due to the increase in audit, Sarbanes-Oxley consulting fees and other legal fees.

Office, Marketing and Other Corporate Costs. These expenses increased by $2,447 from $894 for the three months ended September 30, 2009 to $3,341 for the three months ended September 30, 2010, an increase of 274%.  The increase was primarily due to the increases related to recent acquisitions in October 2009, March 2010, May 2010 and September 2010.

Merger and Acquisition and Investor Relation Expenses. Merger and acquisition and certain investor relation expenses increased by $784 from $522 for the three months ended September 30, 2009 to $1,306 for the three months ended September 30, 2010 an increase of 150%. The increase in costs for the three months are primarily due to the acquisitions of Accela, Megahertz and Brickbox in September 2010 and other merger and acquisition activities and investor relation expenses.

Depreciation and Amortization. Depreciation and amortization expense increased by $1,430 from $977 for the three months ended September 30, 2009 to $2,407 for the three months ended September 30, 2010, an increase of 146%. The increase is primarily attributed to the amortization of intangible assets and depreciation of long lived assets acquired as part of the acquisitions of Nunet and Feedroom in October 2009, Multicast in March 2010 and Benchmark in May 2010.

Restructuring Charges. Restructuring charges decreased by $433, from an expense of $340 for the three months ended September 30, 2009 to a gain of $93 for the three months ended September 30, 2010, a decrease of 127%. This was due to a benefit derived from the lower than expected payout of facility costs.

Integration expenses. Integration expenses increased by $3,894 from $641 for the three months ended September 30, 2009 to $4,535 for the three months ended September 30, 2010. Integration expenses are related to the redundancy in staff and consultants during reorganization, corporate rebranding related to the reorganization, and the integration of acquired companies.

Interest Expense. Interest expense increased by $99 from $124 for the three months ended September 30, 2009 to $223 for the three months ended September 30, 2010, due to an increase in debt.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount were $562 for the three months ended September 30, 2009. These costs resulted from the issuance of $1,500 of a senior secured note in November 2008 which was repaid in August 2009. Amortization of deferred financing costs and debt discount were $19 for the three months ended September 30, 2010. These costs resulted from the issuance of $6,000 of secured notes payable in April 2010 and June 2010.

Derivative expense. Derivative expense was $1,451 for the three months ended September 30, 2010 as compared to $8,449 for the three months ended September 30, 2009. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Other Income/(Expense). Other expense increased by $1,328 from $65 in other income for the three months ended September 30, 2009 to other expense of $1,263 for the three months ended September 30, 2010, primarily due to an increase in foreign currency gain.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $7,974 for the three months ended September 30, 2010 compared to a net loss available to common shareholders of $11,134 for the three months ended September 30, 2009, a decrease in net loss of $3,160.

  Results of Operations - Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Consolidated revenue increased by $37,011 from $31,154 for the nine months ended September 30, 2009 to $68,165 for the nine months ended September 30, 2010, an increase of 119%. This increase in primarily due an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Variable and Direct Third Party Costs

Cost of Goods and Services. Cost of goods and services increased by $10,528 from $11,662 for the nine months ended September 30, 2009 to $22,190 for the nine months ended September 30, 2010, an increase of 90%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is due to an increase in revenue for the supply of digital media and IPTV solutions, services and components and the acquisition of Benchmark in May 2010.

Hosting, Delivery and Reporting. These costs increased by $2,008 from $1,027 for the nine months ended September 30, 2009 to $3,035 for the nine months ended September 30, 2010, an increase of 196%.  These costs increased primarily due to the recent acquisitions in October 2009 and March 2010.

Content Costs. Content costs decreased by $359 from $1,105 for the nine months ended September 30, 2009 to $746 for the nine months ended September 30, 2010, a decrease of 32%. The decrease is primarily due to the elimination of monthly minimum guarantees with many content providers and the reduction in content providers.

Direct Third Party Creative Production Costs. Direct third party creative production costs increased by $79 from $2,541 for the nine months ended September 30, 2009 to $2,620 for the nine months ended September 30, 2010, a increase of 3% attributable to an increase in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $10,525 from $11,020 for the nine months ended September 30, 2009 to $21,545 for the nine months ended September 30, 2010, an increase of 96%.  The increase was primarily due to the recent acquisitions in October 2009, March 2010, May 2010 and September 2010 and the increase in non-cash stock-based compensation of $1,822.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $1,061 from $584 for the nine months ended September 30, 2009 to $1,645 for the nine months ended September 30, 2010, an increase of 182%,  primarily due to the increase in audit, Sarbanes-Oxley consulting fees and other legal fees.

Office, Marketing and Other Corporate Costs. These expenses increased by $5,211 from $2,507 for the nine months ended September 30, 2009 to $7,718 for the nine months ended September 30, 2010, an increase of 208%.  The increase was primarily due to the increases related to recent acquisitions in October 2009, March 2010, May 2010 and September 2010.

Merger and Acquisition and Investor Relation Expenses. Merger and acquisition and certain investor relation expenses increased by $2,160 from $1,251 for the nine months ended September 30, 2009 to $3,411 for the nine months ended September 30, 2010 an increase of 173%. The increase in costs are primarily due to the acquisitions of Multicast in March 2010, Benchmark in May 2010, Accela, Megahertz and Brickbox in September 2010 and other merger and acquisition activities and investor relation expenses.

Depreciation and Amortization. Depreciation and amortization expense increased by $3,540 from $2,570 for the nine months ended September 30, 2009 to $6,110 for the nine months ended September 30, 2010, an increase of 138%. The increase is primarily attributed to the amortization of intangible assets and depreciation of long lived assets acquired as part of the acquisitions of Nunet and Feedroom in October 2009, Multicast in March 2010 and Benchmark in May 2010.

Restructuring Charges. Restructuring charges increased by $2,827, from $654 for the nine months ended September 30, 2009 to $3,481 for the nine months ended September 30, 2010.  Restructuring charges consist of employee termination costs, contract settlements and facility closing costs. These charges increased due to the approved restructuring plan put into place in the first quarter of 2010.

Integration expenses. Integration expenses increased by $9,202 from $1,632 for the nine months ended September 30, 2009 to $10,834 for the nine months ended September 30, 2010. Integration expenses are related to the redundancy in staff and consultants during reorganization, corporate rebranding related to the reorganization, and the integration of acquired companies.

Interest Expense. Interest expense increased by $122 from $441 for the nine months ended September 30, 2009 to $563 for the nine months ended September 30, 2010, due to an increase in debt.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount were $1,175 for the nine months ended September 30, 2009. These costs resulted from the issuance of $1,500 of a senior secured note in November 2008 which was repaid in August 2009. Amortization of deferred financing costs and debt discount were $33 for the nine months ended September 30, 2010. These costs resulted from the issuance of $6,000 of secured notes payable in April 2010 and June 2010.

Derivative income/expense. Derivative expense was $10,526 for the nine months ended September 30, 2010 as compared to derivative income of $2,233 for the nine months ended September 30, 2009. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Other Income/(Expense). Other income decreased by $880 from $405 for the nine months ended September 30, 2009 to other expense of $475 for the nine months ended September 30, 2010, primarily due to an increase in foreign currency gain.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $26,758 for the nine months ended September 30, 2010 compared to net loss available to common shareholders of $4,350 for the nine months ended September 30, 2009, an increase in net loss of $22,408.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $50,052 and working capital of approximately $54,679. During the nine months ended September 30, 2010, we received net proceeds of $106,615 in public offerings, repurchased warrants for $24,054 and paid net cash of $19,757 related to acquisitions. We plan to primarily use net proceeds of the most recent equity offering to finance the costs of acquiring or investing in competitive and complementary businesses, products and technologies as a part of our growth strategy. Management anticipates that going-forward, we will generate sufficient cash flows from operating activities to meet our capital requirements. We believe that we have sufficient liquidity to finance our operational and acquisition plan for the next twelve months.

Net cash used by operating activities was $17,468 for the nine months ended September 30, 2010, compared to $8,506 for the nine months ended September 30, 2009, an increase of $8,962. The increase in net cash used in operating activities is primarily related to the increase in receivables attributable to an increase in revenues and a couple slower paying major clients, an increase in merger and acquisition and investor relations expenses and restructuring and integration expenses offset by the accrual for these items in the nine months ended September 30, 2010.

Net cash used by investing activities was $25,151 for the nine months ended September 30, 2010, compared to $6,840 for the nine months ended September 30, 2009, an increase in net cash used in investing activities of $18,311. In 2010, this consisted primarily of  net cash paid in acquisitions of $19,757, cash paid into restricted cash related to the Benchmark acquisition of $2,035, cash paid into investment of $700 and purchase of equipment of $1,272. In 2009, this primarily consisted of cash paid in advance of Feedroom merger of $4,636, cash paid into an investment of $200, cash paid in acquisition of Visual of $480, purchase of software of $1,500 and purchase of property and equipment of $153.

Net cash provided by financing activities was $85,322 for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $23,392 for the nine months ended September 30, 2009. In 2010, this primarily consisted of the proceeds from public offerings of $106,615, net proceeds from the issuance of secured notes of $5,762, proceeds from the exercise of warrants and options of $3,104 offset by payments related to the buyback of warrants of $24,054, payments of notes related to the Multicast acquisition of $4,500 and payments of other notes, capital leases and other obligations of $1,814. In 2009, this primarily consisted of net proceeds from public offerings of $26,090, proceeds from the issuance of secured notes of $849 offset by payments of capital leases, secured notes and other obligations of $2,835.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes since disclosure in the most recently filed Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

As a result of increased market capitalization, acquisitions in the first and second quarter of 2010 as well as an increase in business related to complex multi-element contracts, KIT engaged an outside firm to review and update its internal controls.  The evaluation was performed during the 2nd quarter and implementation of updated and new controls occurred during the 3rd quarter.  The summary of enhancements and updates are as follows:

•
Enhanced global Human Resource entity level controls over employee communication and responsibility for internal controls as well as providing management with timely feedback on a confidential basis to take appropriate action.

•	Added a dedicated Global SOX Compliance Lead resource for coordinating implementation and execution of all procedures and controls.
•	Centralized global Human Resource function to control the on-boarding and termination process throughout all KIT offices around the world.
•
Organizing the controls into a regional structure for routine daily and transactional controls as well as reporting results to corporate finance for the preparation of consolidated financial statements.

•	Augmenting and updating revenue recognition controls for multi-element contracts.
•	Standardizing controls as well as financial statement close checklists and timeline across all regions and locations across the company.
•	Updated procedures and controls ensuring consistency across the regions for spreadsheet review and approval.
•	Implementing a secure global electronic filing system for ensuring consistency of valid reporting from the regions to corporate.
•	Updating tax controls to reflect the expanded global nature of the business.
•	Updated all controls to reflect recent FASB Codification of standards and pronouncements
•	IT General Controls across the global infrastructure of KIT as it relates to financial reporting
•	Change management controls over development and implementation of systems that are relevant to financial reporting.
•	Controls and procedures to ensure that information and communication between corporate and the regions related to reporting in accordance with US GAAP is properly facilitated.
•	Created standardized global controls for treasury, banking and cash management for corporate and all regions.
•	Updated delegation of authority as well as acquisition related controls for corporate and all regions.
•	Updated controls over goodwill as well as other intangibles related to acquisitions.
•	Updated management test plans to obtain testing coverage for each region based for control objectives to be achieved.

Management believes the internal control changes summarized above were necessary and significant to meet the needs of the continued growth of KIT through acquisitions and organically.  The primary objective achieved by updating the internal controls is to standardize and streamline compliance across all KIT offices around the world as well as for producing monthly and quarterly financial statements in accordance with US GAAP.  The combined effect of the implementation of the enhanced and revised internal controls is not expected to materially affect our internal control over financial reporting.

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

KIT DIGITAL, INC.

Dated: November 22, 2010	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: November 22, 2010	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer (principal financial and accounting officer)