Form 10-K
period 2010-12-31
KIT digital, Inc.
filed 2011-03-17
CIK 1076700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34437

KIT digital, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3447894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

168 Fifth Avenue, Suite 302	10010
New York, New York	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  +1 (212) 661-4111

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐   No  ☐(not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of June 30, 2010 (the last business day of the most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $126,468,000.

As of March 15, 2011, 37,937,010 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K where indicated.

KIT digital, Inc.

2010 FORM 10-K ANNUAL REPORT

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

All currency amounts are in thousands in this report. Share, per share and other numerical data are listed without abbreviation.  This filing is our last periodic report as a "smaller reporting company."  During 2010, pursuant to specific financial tests adopted by the SEC, we qualified as an "accelerated filer," beginning with reports covering the year ending December 31, 2010.  In the future, our periodic reports will be required to include a greater level of disclosure.

PART I

Item 1.  Business.

Overview of Our Business

KIT digital is a premium provider of end-to-end video asset management software (VAMS) and related services. The KIT Platform, our cloud-based solution delivered primarily in a software-as-a-service (SaaS) model, enables over 2,000 media distributor, enterprise and network operator clients to create, manage and deliver multi-screen video and social engagement experiences to audiences wherever they are.  With deep experience that runs the gamut from traditional broadcast systems engineering to “over-the-top” (OTT) social video applications, we are uniquely positioned to deliver truly complete video solutions, from the lens of the camera to the eye of the audience (“lens to lens”), and guide our clients into the future of Internet Protocol (IP)-based interactive media. Our clients’ use of the KIT Platform includes end-consumer focused live and on-demand video distribution, as well as internal corporate deployments, including corporate communications, human resources, training, security and surveillance.

The KIT Platform’s modular approach enables customers to select from three industry-tailored software solutions with a broad set of features that share a common data model and architecture. KIT’s platform solutions include:
•	KIT Media – for content creators and media distributers, including traditional broadcasters, online publishers, content syndicators, faith-based and sports organizations
•	KIT Enterprise – for non-media enterprises, including consumer brands, manufacturing, healthcare and pharmaceuticals, automotive and government entities
•	KIT Operator – for network operators, including telecommunications carriers, cable operators, internet service providers and virtual network operators (e.g. connected device manufacturers)

Each KIT Platform solution utilizes a common set of shared functional modules and follows an underlying technical design philosophy that employs modular, extensible subcomponents and exposes functionality via standards-based APIs (application programming interfaces). This core methodology allows the KIT Platform to be extended through the addition of new, discrete components as well as integration with third-party solutions.  The KIT Platform leverages cloud-based application and content delivery services to ensure a high degree of scalability, while minimizing operational and maintenance costs.

In addition to our KIT Platform solutions, we offer a range of related professional services supporting the wider value chain of video with a focus on systems integration for the capture, transcoding, storage, editing and play-out of video in film, television and other broadcasting environments.  We also provide content services (such as localization and packaging) and advanced digital marketing services. We estimate that over 70% of our current revenues are generated by KIT Platform-related fees, with the remainder directly related to professional services. For KIT Platform use, we generally invoice customers monthly, and occasionally on a quarterly basis. For our professional services, we bill either on an hourly or project basis. We currently provide our software solutions and professional services internationally through our operational headquarters in Prague, Czech Republic, and our principal offices in Atlanta, Cambridge (UK), Chennai, Cologne, Dubai, London, Melbourne (Australia), Mumbai, New York (executive office), Paris, San Francisco and Stockholm. We have 9 other sales representative offices in an additional 7 countries.

As of March 15, 2011, our customer base consisted of 2,000+ enterprise customers from over 40 countries, including Airbus, American Express, The Associated Press, BBC, Best Buy, Bristol-Myers Squibb, Disney-ABC, ESPN Star, FedEx, General Motors, Google, Hewlett-Packard, Home Depot, IMG Worldwide, MediaCorp, Microsoft, MTV, NBC Universal, News Corp, Telefónica, Verizon, Vodafone and Volkswagen. Our clients usually enter into long-term contracts. Our average remaining contract length is approximately 24 months, with automatic renewal features.

The KIT Platform is used by demanding and sophisticated corporate clients, and is particularly appropriate for global corporations that need to centrally and securely produce and manage video content, while also providing content access and publishing to multiple geographical locations, on multiple device types, in different languages and across multiple network protocols. This ability to centrally and securely administer video content while allowing it to be modified and distributed broadly is known as multi-point publishing. We believe that the KIT Platform has the most advanced multi-point publishing capabilities in the market today.

We align our business and the solutions we offer into three primary vertical industry segments: (i) media distributors, (ii) general corporate enterprises and (iii) network operators. This provides an organizational framework to synchronize commercial and operational functions and enables our team to foster deep industry specific thought leadership and subject matter expertise. Using a consultative, solution-oriented approach to the market allows us to significantly increase the value we are able to provide to our clients by offering industry-specific workflow management and establishing deeper, longer lasting relationships, resulting in more business and higher margin revenue.

We manage our business across three major geographical profit and loss centers: (i) Europe, Middle East and Africa (EMEA), (ii) the Americas, and (iii) Asia-Pacific. We estimate that, as of March 15, 2011, approximately 40%, 35% and 25% of our current revenues are generated in EMEA, the Americas and Asia-Pacific, respectively.

Our clients in each of these regions use our KIT Platform and related professional services to address a variety of needs. Below are specific customer examples. These examples are presented below in order to illustrate different use cases for our software and services, and are not necessarily in order of importance or demonstrative of relative size of client:

•
Vodafone, the world’s largest mobile network operator, has licensed the KIT Platform through various business units in EMEA to support a host of publishing points that are managed centrally. These publishing points include fully functional video stores with ‘download-to-own’ and ‘video-on-demand’ rental capabilities, web-based streaming deployments, user profiling for dynamic recommendation and rating of content, native Smartphone applications as well as WAP-based video portals for 3G-enabled devices.

•
Delta Air Lines, the world’s largest airline, has licensed the KIT platform to manage DeltaTube, an internal communications video system that features executive messaging, internal training and company news on various device types.

•
Telecom Argentina, Argentina's largest telecommunications carrier, has licensed our KIT Platform to support the most advanced online video-on-demand store in Latin America, streaming long-format Hollywood and Latin American movies over-the-top to its broadband user base, and employing next-generation adaptive streaming technologies directly through IPTV (internet protocol television)-capable set-top boxes, web browsers, game consoles and internet enabled TV sets throughout its network.

•
General Motors, the world’s second largest automotive manufacturer, has licensed the KIT Platform to effectively and transparently communicate with employees, vendors, the public, investors, journalists and other interested parties through live speeches and on-demand archived content.

•
Microsoft, the world’s largest software company, has licensed our KIT Platform solution to support an integrated IP video digital signage and corporate communications systems for its new EMEA headquarters in Paris.

•
TV2Moro has licensed our KIT platform to support an set-top box-based and OTT network providing popular Arabic content to consumers living in the U.S. and Europe.  KIT digital solutions support different set-top box types with wireless USB and PVR Linux-based operating systems supporting Windows Media DRM and H.264 Codec, with open standard middleware and user interface.

•
MTV, one of the world’s leading lifestyle broadcasters, has licensed the KIT Platform to reach audiences across multiple platforms with engaging video experiences, including the Video Music Awards and the MTV News iPhone and Android Apps.

•
A subsidiary of Chello Media, the content division of the world’s third largest cable company, Liberty Global, has licensed the KIT platform to bring certain channels from a traditional pay TV networks to Web and Smartphone environments.

•
Simon & Schuster, a leading print publisher, has licensed the KIT Platform to quickly deploy its authors’ new books and related content to consumers through iTunes-connected devices. The interactive mobile apps include built-in interactive social features, including moderated UGC and real-time chat, and enables readers to upload photos and videos and build an online community of fans.

•
Volkswagen has licensed the KIT Platform to implement a video system that addresses consumers and supply chain participants across six countries and nine of its famous brands: Audi, Bentley, Bugatti, Lamborghini, SEAT, Skoda, Scania, and Volkswagen. The KIT digital video solution enhances web experiences, while extending the group’s communications and marketing capabilities to the Web, mobile devices, and connected TVs.

We believe the proliferation of IP-connected devices coupled with the accelerating worldwide adoption of broadband Internet connections, IPTV cable, and video-capable mobile networks is fueling long-term growth in IP-based video delivery. Moreover, we believe traditional digital video management systems, which are dominated by hardware and dedicated firmware solutions, will be replaced by software and IP-based solutions over the next 5-10 years. We are well-positioned to take advantage of this long-term replacement effect.

Our SaaS solutions have been designed to help large corporations cost-effectively manage and deliver video to both end-users and internal constituents with limited uptake and training time. The KIT Platform is delivered through the Internet from centrally hosted datacenters, providing a high degree of reliability, scalability and security. In addition to our cloud-based platform solutions, we address the needs of our customers at various stages along the video value chain — from the repurposing and monetization of video assets to the deployment of broadcast facilities — by offering professional services related to technical integration and hardware fit-out, user interface design, digital marketing and branding and strategic planning. We believe our proprietary KIT software platform, combined with our systems integration, creative and content services, provides us with a sustainable, competitive advantage over other, more limited and less scalable solutions currently being offered in the marketplace.

We derive our revenues from SaaS license fees and usage fees, enterprise license fees and professional services fees. For the year ended December 31, 2010, we recorded consolidated revenue of $106,597 as compared to revenue of $47,284 for the year ended December 31, 2009.

Over time, we seek to attain a 50%+ market share position in the VAMS industry globally, through both organic growth and selective acquisitions that complement our geographical footprint and sales vertical reach.

Corporate Information

We were incorporated under the laws of the State of Delaware in August 1998, and commenced operations in our current line of business in December 2003. Our principal executive offices are located at 26 West 17th Street, 2nd Floor New York, NY 10011 and our telephone number is +1 (212) 661-4111. Our operational headquarters is located in Prague, Czech Republic. We maintain a corporate website at www.kitd.com. Other information regarding our company can be found on our corporate website under “Investor Relations.” Neither the contents of our website nor downloadable files found there constitute part of this report.

We make available free of charge through our website, www.kitd.com, our annual reports on Form-10K and other reports that we file with the Securities and Exchange Commission, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominations and corporate governance committees and its code of ethics, corporate governance guidelines and whistleblower policy.  We will also provide to any person without charge, upon request, a copy of any of the foregoing materials.  Any such request must be made in writing to us, c/o Investor Relations, KIT digital, Inc., 26 West 17th Street, 2nd Floor, New York, New York 10010.

Organizational History

We were originally incorporated in Delaware in August 1998 under the name Virilitec Industries, Inc. For approximately five years prior to December 2003, Virilitec engaged in unrelated business activities. In December 2003, Virilitec completed a business combination with our legal predecessor, ROO Media Corporation (“ROO Media”), a Delaware corporation formed in March 2001, which was substantially engaged in our present line of business. During 2001 and 2002, ROO Media focused on developing and refining its products and solutions, commencing commercial sales of its solutions in late 2003. ROO Media originally developed a technology platform called “VX”, designed to provide a cost effective, robust and scalable solution to manage and syndicate video content over the Internet. In February 2004, we changed our corporate name to ROO Group, Inc. and in early 2011, we changed the product name “VX” to the “KIT Platform”.

In December 2007, we entered into an agreement with KIT Capital, Ltd. (“KIT Capital”), a company owned by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services and a substantial equity investment was made through its affiliate KIT Media, Ltd.

In May 2008, we changed our corporate name to our present name, KIT digital, Inc.

In May 2008, we completed a private placement of 2,142,858 shares of our common stock at a price of $7.00 per share, and warrants to purchase 2,142,858 shares of common stock at an exercise price of $11.90 per share, resulting in aggregate gross cash proceeds of $15,000. These warrants including an anti-dilution ratchet provision; as a result, the strike price became $7.00 per share as a result of the August 2009 public equity offering described below. In the private placement, KIT Media purchased 1,008,572 shares of common stock and warrants to purchase a like number of shares of common stock. All shares sold to KIT Media were at the same price and on the same terms as the other investors in the offering. Gavin Campion, our President, is also an investor in KIT Media, as are two other members of our board of directors.

In August 2009, we completed the sale of 4,554,000 shares of our common stock at a price of $7.00 per share in a public offering and contemporaneous listing on the Nasdaq Global Market, in which 4,004,000 shares were sold by us and 550,000 shares were sold by certain existing, unaffiliated stockholders. The gross proceeds of the common stock sold by us were $28,028. We did not receive any proceeds from the sale of shares by the selling stockholders. We issued to the underwriters 44,067 warrants to purchase shares of common stock with an exercise price of $8.40 per share exercisable for a period of five years and were valued under the Black-Scholes model as $181. In connection with the public offering, we received net cash proceeds of approximately $26,090 after underwriting discounts, commissions and fees, legal fees and expenses, and other fees. KIT Media, Ltd., controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, purchased $4,004 of common stock (572,000 shares) in the August 2009 offering, in part through the conversion into common stock of an interim note payable by us in the amount of $3,350. All shares sold to KIT Media were at the same price and on the same terms as the other investors in this offering.

On January 26, 2010, we completed an underwritten public offering of 2,980,000 shares of our common stock, pursuant to our shelf registration statement on Form S-3, which was originally filed and declared effective in October 2009, and related prospectus supplement dated January 21, 2010. We sold such shares in the offering at a price of $10.50 per share and received $31,290 in gross proceeds and approximately $28,890 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses.  The impact of the public offering increased our total stockholders’ equity by $28,890.  As part of the offering, we granted the underwriters an over-allotment option to purchase an additional 447,000 shares of common stock at the same price per share through February 20, 2010.  We subsequently sold 350,000 additional shares of common stock pursuant to the over-allotment option on February 23, 2010, and received $3,675 in gross proceeds and approximately $3,433 in net proceeds.

On March 7, 2010, our board of directors approved the repurchase of certain outstanding warrants with exercise prices below the then-current market price from certain warrant holders (who had acquired the warrants in the May 2008 private placement financing), including KIT Media, an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer and Wellington Management Company (“Wellington”), an entity with greater than a 10% holding in KIT digital’s outstanding common stock at the time of the transaction. KIT Media and Wellington were at the time considered related parties of the Company. The terms of the warrant repurchase were identical for KIT Media and Wellington, and the negotiation of such terms was led by Wellington. The Company offered to purchase and cancel these warrants at 133% of the intrinsic value of the warrants (but because intrinsic value was based on a 20-day trailing volume weighted average price of the underlying common stock at the time, the ultimate purchase price of the warrants ended up being below the actual intrinsic value at the date of purchase).  These warrants with anti-ratchet dilution provisions totaling 3,030,747 were cancelled effective on March 31, 2010. These warrants were included in the warrant buyback liability as at March 31, 2010 and were paid after such date. We also repurchased and cancelled another 403,577 warrants with anti-ratchet dilution provisions during the year ended December 31, 2010, at varying prices, from parties other than KIT Media and Wellington, for $1,342.

On March 9, 2010, we completed an underwritten public offering of 1,541,624 shares of our common stock, pursuant to our shelf registration statement on Form S-3, which was originally filed and declared effective in February 2010, and related prospectus supplement dated March 4, 2010.  We sold such shares in the offering at a price of $9.73 per share and received $15,000 in gross proceeds and approximately $14,075 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. The impact of the public offering increased our total stockholders’ equity by $14,075. We subsequently sold 231,244 additional shares of common stock pursuant to an underwriters’ over-allotment option on March 22, 2010, and received $2,250 in gross proceeds and approximately $2,087 in net proceeds.

On April 27, 2010, we completed an underwritten public offering of 4,230,770 shares of our common stock, pursuant to our shelf registration statement on Form S-3, which was originally filed and declared effective in February 2010, and related prospectus supplement dated April 22, 2010. We sold such shares in the offering at a price of $13.00 per share and received $55,000 in gross proceeds and approximately $50,574 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. We subsequently sold 634,615 additional shares of common stock pursuant to an underwriters’ over-allotment option on May 6, 2010, and received $8,250 in gross proceeds and approximately $7,628 in net proceeds. KIT Capital purchased $1,300 of common stock (100,000 shares) in the April 2010 offering at the same price and on the same terms as the other investors in the offering.

On October 22, 2010, the U.S. Securities and Exchange Commission declared effective the registration statement on Form S-3 of KIT digital, Inc. filed on October 13, 2010. The registration statement permits us to issue, in one or more offerings, shares of common stock at an aggregate offering price not to exceed $250,000.

On November 24, 2010, we completed an underwritten public offering of 8,000,000 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-169918), which was originally filed and declared effective in October 2010, and related prospectus supplement dated November 19, 2010. We sold shares at a price of $12.00 per share and received $96,000 in gross proceeds and approximately $89,489 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. We subsequently sold 1,200,000 additional shares of common stock pursuant to an underwriters’ over-allotment option on December 10, 2010, and received $14,400 in gross proceeds and approximately $13,449 in net proceeds.

On December 24, 2010, we sold a portion of our business focusing on certain professional services and non-SaaS activities, allowing management to sharpen its focus on our core KIT Platform offerings. Activities spun out include certain encoding services and broadcast equipment installation services. The sale price of the transaction was approximately $12,000, including the repayment of outstanding loans to us.

Recent Business Acquisitions

KickApps Acquisition

On January 28, 2011, we acquired 100% ownership of KickApps Corporation, a Delaware corporation, through the merger of a wholly-owned subsidiary with and into KickApps. KickApps, headquartered in New York City, is a leading provider of solutions that enable the creation and management of next generation video-based and social experiences online. Its solutions consist of a suite of hosted social media applications and services that drive deeper relationships with customers, and which are used by some of the world’s largest brands to grow and engage online audiences.

KickApps adds significant technology and product synergies to KIT digital, bringing a suite of self-serve deployable social solutions that are created using Web-based authoring tools. KickApps’ Open Source Media Framework (OSMF) App Studio will serve as a unification point for all publishing-layer technologies across KIT digital's family of products.

KIT digital paid consideration of approximately US$44.7 million for KickApps on a cash-free, debt-free basis, and all in shares of KIT digital common stock that are subject to lock-up provisions—which will help ensure KickApps’ shareholders and management's long-term commitment and upside in the combined business.

Under the Merger Agreement, at the closing of the transaction, KickApps stockholders received 3,010,294 shares of KIT digital’s common stock.  All vested KickApps options not exercised prior to the merger were cashed-out, and KIT digital will issue new options to KickApps employees with similar vesting provisions. Holders of KickApps common stock receiving total consideration in the merger of less than $7 do not receive any KIT digital common stock, but are instead paid in cash. We are holding 528,507 shares of the merger consideration in escrow for a period not to exceed 15 months following the merger to cover any warranty claims related to undisclosed commercial or tax liabilities or litigation. Our post-closing remedy for all claims will be limited to the escrowed funds, although the preferred stockholders of KickApps have agreed to indemnify us against certain liabilities up to the total value of the shares of our common stock issued to them.

Kewego Acquisition

On January 26, 2011, we entered into a stock purchase agreement with the shareholders of Kewego S.A., a company organized under the laws of France, pursuant to which we purchased all of the issued and outstanding shares of capital stock of Kewego. Kewego, based in Paris, provides enterprises, media operators, and communication agencies with professional IP-based, multi-screen video asset management solutions for managing, broadcasting and monetizing videos on IP connected devices, including PCs, mobile phones, iPads, connected TVs, and gaming consoles.

Kewego’s platform brings to KIT digital a large set of robust application programming interfaces (APIs) that enable third party development and an agency ecosystem to drive sales channel partnerships. Kewego also enhances KIT’s enterprise offering through onsite, digital signage deployments.

The consideration for all of Kewego’s outstanding stock was €25,655, subject to a post-closing adjustment for working capital and net cash.  The purchase price consisted of €8,750 in cash and the issuance of 1,411,704 shares of our common stock.

Kyte Acquisition

On January 25, 2011, through a wholly-owned subsidiary, we acquired decentraltv Corporation, a Delaware corporation doing business as Kyte.  Kyte, based in San Francisco, is a leading cloud-based publishing platform that enables companies to manage and deliver live and on-demand video experiences to websites, mobile devices and connected TVs.

We plan to leverage Kyte’s proprietary platform and application frameworks to serve and expand KIT’s global client base. We believe our scale and expertise will make it possible for Kyte to realize the full potential of its pioneering innovations in online and mobile video, including new opportunities in the over-the-top connected device and enterprise video markets.

KIT digital paid consideration of approximately US$5.7 million on a cash-free, debt-free basis, plus certain future management incentive payments. The consideration was comprised of US$3.1 million in cash and the remainder in shares of KIT digital common stock.

At the closing of the acquisition, we paid $3,024 to the stockholders of Kyte, $582 to third parties for expenses for which Kyte was responsible, and issued for the benefit of the stockholders of Kyte 189,348 shares of our common stock, of which 56,803 shares are being held in escrow for a period of one year from closing to secure certain indemnification obligations of Kyte and its stockholders. On the one-year anniversary of the acquisition, KIT digital is obligated to pay up to an additional $500 in cash and issue up to an additional $500 in KIT digital common stock to former Kyte stockholders if specified financial milestones are achieved by that business.

Polymedia Acquisition - On Wednesday, March 16th, 2011 KIT digital executed a definitive agreement to acquire Polymedia S.p.A. Based in Milan, Italy, Polymedia is the IP video platform-provisioning subsidiary of TXT e-solutions, a public company listed on the Italian Stock Exchange (TXT IM). Polymedia develops multi-channel solutions for the acquisition, management and re-purposing of on-line digital IP-based content and video, and for its distribution across a variety of media, channels and devices, telecommunications carriers, cable, media and industrial enterprises.

Polymedia's core technology revolves around a set of proprietary tools that will allow KIT digital to more rapidly deploy its network operator and broadcaster solutions, and support various revenue models for premium IP video content. Polymedia offers particular expertise in metadata-related workflow and deep third party software integration. Additionally, the acquisition will reinforce KIT’s leadership in Europe, the Middle East, and Africa.

In consideration for 100% of Polymedia's shares on a debt-free and cash-free basis, the transaction includes guaranteed payments of approximately $34.4 million at closing, comprised of $17.2 million in cash and up to $17.2 million in KIT digital common stock. The transaction is expected to close approximately mid-April 2011, pending review by Italian labor authorities.

Operations Strategy

Operational initiatives in 2010 included: (i) completion of technical and staff integration of acquisitions completed during the year; (ii) the roll-out of enhanced KIT Platform functionality across client deployments globally—including improvement of both “on-deck” and “off-deck” mobile publishing and delivery capabilities and enhancement of the KIT Platform’s closed-network IPTV and hybrid set-top box capabilities; (iii) the expansion of our presence in the BRIC (Brazil, Russia, India, and China) markets via onshore office openings, commercial partnerships, joint ventures and selected acquisitions; and (iv) corporate marketing initiatives to be more widely visible as a global leader in the IP VAMS industry.

Our Growth Strategy

Our objective is to enhance our position as the leading provider of video technology and services. Key elements of our growth strategy include:

•
invest in sales, marketing and branding to expand upon our leadership in cloud-based video asset management — we estimate that we are the largest international provider of software solutions for managing IP video content and it is our intention to continue to build our brand in such a way that is synonymous with ‘‘industrial grade’’ quality, professionalism and customer support;

•
pursue new customers and territories — we are aggressively targeting potential customers through our direct sales force and believe that there are substantial market opportunities for our solutions in the Americas, Asia and Europe, as well as the BRIC markets;

•
leverage existing and new strategic reselling partnerships with content delivery networks (CDNs), systems integration companies, hardware providers and other participants in the video management value chain, including collaborative sales and marketing efforts and the reselling of each other’s products and services;

•
increase revenue from our existing client base — we seek to increase revenue from each of our customers by increasing their usage of our platform, increasing basic license fees by up-selling additional modules of the KIT Platform, and actively selling complementary creative and technical integration services;

•
enhance our product offering — we intend to further develop our KIT software platform’s capabilities and features by continuing to invest 7%+ of our gross revenues in ongoing research and development; and

•
complete accretive acquisitions which expand our client and geographical footprint — we intend to continue to pursue selected acquisitions that consolidate market share, expand our geographical footprint and customer reach, and further our position as the leading provider of enterprise-grade IP-based video management solutions.

Products and Services

The KIT Platform, our comprehensive software platform of cloud-based video asset management solutions helps more than 2,000 organizations of all types and sizes across 50 countries to produce, manage, and deliver their live and on-demand socially-enabled video assets from any source to any screen.

These organizations rely on us to deliver professional and Hollywood-quality video content to the screens of today (PCs, connected TVs, digital signage, mobile and tablet devices), to capture and stream over 50,000 live events a year, and to make video, audio and rich media presentations available on demand.

Our KIT Platform’s modular approach enables our customers to take advantage of the solution set that is right for their business. Our software solutions include three major vertical offerings: KIT Enterprise, KIT Media and KIT Operator (as illustrated below).

KIT Media
Traditional broadcasters, content producers, syndicators, and online publishers use KIT Media to leverage IP video platforms and devices to reach new audiences globally and improve operational efficiencies.

KIT Enterprise
Global 1000 companies (from sectors like pharmaceutical, information technology, financial services, and automotive), non-profit organizations and government agencies use KIT Enterprise to help them to harness the power of video to improve their external or internal communications.

KIT Operator
Telecommunications companies, cable networks, ISPs and connected device manufacturers (which act as virtual network operators) use KIT Operator as a robust, multi-screen video asset management system allowing for organization of inbound content from outside providers, integration with internal customer identity and billing systems, programming and content packaging, and end-user experiences to their subscribers.

KIT digital’s Industry-Specific Solutions. KIT digital helps its customers meet their specific business needs by picking and choosing particular modules from the KIT Platform which meet particular workflow requirements . KIT digital’s customer support team is passionate about helping our clients leverage IP video to drive their business. Because each of our clients has unique objectives and requirements, we tailor our solutions and deployments to specific business needs. Below is a partial list of KIT Platform functional capabilities, with the ways in which they typically map against specific client vertical needs:

•	Mobile Production Apps – Cost-effective production of live and on-demand video from any mobile device and prepare for delivery to any screen.

•	File-based Asset Ingestion – Easy upload of any size or type of produced asset from a hard drive including flash, H.264, FLV, MPEG, MOV, PowerPoint slides, images and more.

•	Film-Based Assets – Seamless ingest of long-format, Hollywood-quality films and prepare for delivery to any screen. KIT digital can accept and encode hard drives, film or tapes for ingestion.

•
Satellite Ingestion and Conversion – Leverage of existing satellite infrastructure and conversion of satellite signal into the appropriate format for broadcast-quality delivery to the Web, mobile and tablet devices, and IPTV networks.

•	Live Streaming – Capture, encoding, and streaming of live events for simultaneous broadcast on any screen in HD-quality.

•	Self-Built Web Players – Enablement of self-production of live streaming and recorded video or pictures using simple point-and-click Web authoring tools to publish branded and user-generated content.

•	Live Capture Backpack – Broadcast of professional, high quality video from a battery-operated wireless backpack for on-the-go streaming.

•	Email Ingest – Emailing of videos or pictures from the Web or mobile device to a unique channel email address to allow for instantaneous or filtered publishing on multiple screens.

•	API Ingest – Simple development, personalization, and implementation of customized video solutions for automatic ingestion and production work flows.

•	VOD – Management of video-on-demand playlists, libraries, thumbnail images, metadata, advertisements, trailers, and analytics—on both a subscription and advertising-supported basis.

•
Live – Delivery of HD live streaming videos to online, mobile and other OTT audiences, with automatic archiving of videos for on-demand viewing, and streams protected from unauthorized viewing and re-use.

•
App Studio – Creation of feature-rich Flash and HTML5 media players and related social media capabilities (like content recommendation, content sharing, socially driven programming, and other audience engagement and feedback tools) with the App Studio Drag and Drop authoring tool.

•
Linear Playlists – Quick set-up of linear playlists with live and on-demand content; provision of loop, live/loop, and live channels with editorial program information (EPG); editing of playlists in real-time by dragging and dropping programs into a schedule.

•	Conditional Access – Protection of content from unauthorized viewing and re-use with a wide range of security options, from geo-blocking to token authentication to https-encrypted streams.

•	Billing – Monetization of media assets by integrating various ad formats into videos such as classical banners, overlays, in-stream ads, and personalized and interactive ad-breaks.

•	Analytics – Optimization of the effectiveness of campaigns and more effective reach of audiences with powerful campaign, reporting and analytics dashboards.

•
CRM – Management of all collected customer data and provision of this information on a 24-hour self-administrated basis from all relevant modules for reporting and analytics purposes. Business intelligence is gathered across all multi-screen deliveries.

•
DRM – Leverage of our state of the art, Hollywood-proven and MPAA-approved content handling and master file transformation facilities, and our preferred DRM partner relationships for optimum overall rights management.

•
Internal Social Network – Connection of internal employees, colleagues and staff together in online and rich media-capable mobile environments where they can share and receive company updates, industry news, and more.

•
External Social Features – Interaction with audiences and management of a very large set of integrated social experiences for websites and connected devices including custom forums, social sites, widgets, contests, Facebook pages, and video players.

•
Web Players – Access to a video library, presentation of video or audio with related slides, enablement of links, modification of templates—either by the customer or by our professional services staff.

•
Mobile Apps/Streaming – Distribution of live and on-demand media across more than 500 leading mobile platforms, and the development of customized, branded video apps to create mobile or social experiences.

•
Connected Devices – Combination of TV, Web broadcast and social experiences by making TV channels, video-on-demand and customized apps available via connected devices such as Boxee, Roku and Google TV.

•	Facebook Apps – Creation of dynamic, engaging branded Facebook Apps and Fan Page Tabs.

•	Connected TV/STB – Enablement of audiences to create custom viewing experiences by seamlessly switching between the Web, TV, and mobile devices using a singular asset management back-end.

•	Digital Signage – Deployment of IP video on dedicated screens for merchandising in retail environments or for internal corporate communications in office environments.

•	Syndication – Multi-point publishing of content on sites and social networks using syndication or RSS tools.

•
Content MarketPlace: Automatic delivery of large volumes of refined video and audio content based on pre-defined requirements to global users at different levels of access and authentication, with content thumbnails and deep localization provided by our professional services team.

Highly configurable cloud-based platform suite. The KIT Platform is delivered over IP as a subscription service using a SaaS model, eliminating the need for customers to buy, maintain and upgrade on-premise hardware and software. Our software solution is highly configurable, allowing customers to tailor their deployments to meet their unique requirements. Additionally, our architecture enables us to maintain high levels of availability, scale to meet demand, deploy standard configurations quickly and provide a safe and secure environment for our customers’ video assets.

Professional Services

•
Integration Services – Our software suite was designed to work with traditional, hardware-based video management deployments, conditional access solutions, CRM and billing systems, as well as large content management systems and enterprise resource planning (or ERP) software.

•
Marketing Services – We offer our customers top-grade creative and professional services to support the successful implementation of their video strategy, including user experience design, branding and strategic planning.

•
Traditional Video and Digital Cinema Services – We have over ten years experience working with the movie industry and Hollywood studios to help them transition from VHS to digital formats like DVD, Blu-ray and recently Digital Cinema and Internet streaming. We are a provider of master studio services and file management solutions for the purposes of digital cinema delivery, digital distribution and localization. Our digital cinema solutions cover the entire content management lifecycle, from ingestion, digitization and mezzanine file management to processing, authoring and securing content for replication and physical distribution.

•
Broadcast Engineering Services – We have more than 20 years of broadcast engineering experience working with broadcasters to bridge the gap between traditional broadcast solutions and software-based new media systems. With our approach, we ensure that the production process and workflow remain streamlined and efficient while enabling broadcasters to upload and encode video clips for export to web and mobile environment. Our broadcast engineering services area includes implementation of KIT platform-enabled digital play-out facilities, recording and editing suites and remote content ingestion assets.

•
Content Services –We work with content originators, publishers and syndicators to integrate, refine and distribute video content across multiple screens. KIT digital’s content offerings are very flexible and cost effective and cover the whole production chain from raw footage to ready-paged content that is distributed to end users.

Our Technology

The KIT Platform is a highly scalable, multi-tenant application written in enterprise-class programming languages including C++ and Java, and leveraging standards based web services and APIs to ensure a high degree of modular extensibility. We use commercially available hardware and a combination of proprietary and commercially available software, including technologies acquired through acquisitions, to provide our solutions. This approach follows a technical design philosophy that utilizes modular, extensible subcomponents and exposes functionality via standards-based APIs. A universal services bus allows each discrete component to communicate using a common set of APIs, ensuring interoperability and allowing KIT digital to easily delivery highly customized solutions that meet the particular needs of the customer while minimizing custom development.

The Open Source Media Framework, or OSMF, a technology jointly developed by KickApps and Adobe, epitomizes the modular, standards-based approach that has been embraced by KIT digital. The OSMF apps studio serves as a common authoring tool across KIT’s entire platform suite, allowing clients to create and deploy customized Flash and HTML5 social video experiences with point and click ease.

Our platform powers video experiences delivered to multiple screens and devices, including web browsers, native and web-based mobile and tablet applications, and connected set-top boxes and televisions.

We own or manage all of the hardware deployed in support of the KIT Platform. We have multiple redundant co-location facilities including Atlanta, Brisbane (Australia), Cologne, Dusseldorf, London, New York, Prague and Toronto, in addition to our primary location in Ashburn, Virginia. Our facilities are state-of-the-art and provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by onsite electrical generators, fire detection and suppression systems. Our facilities afford us multiple Tier 1 interconnects to the global Internet. Our multiple co-location facilities provide increased platform uptime and application availability and redundancy, which are essential to support the business-critical needs of our customers.

We provide 24/7 performance and uptime monitoring of our platform services. We have a highly available, scalable infrastructure that utilizes load-balanced web server pools, redundant interconnected networks, switches and firewalls, intrusion detection, replicated databases and fault-tolerant storage devices. User and performance data are backed up on a daily basis and stored in multiple locations to ensure integrity and restoration capability. Application monitoring includes automated tools that ensure our KIT software platform is running and operating within performance benchmarks. Since migrating to our own delivery architecture in May 2008, our core platform uptime has been 100% — although there can be no assurance of perfect uptime in the future.

We have not been focused historically on the development of patents because  we believe that the long-term commercial usage of our KIT platform and its component parts (dating back to 1999 for certain key elements) at this point provides us the best defensibility around our core intellectual property. We rely upon confidentiality agreements signed by our employees, consultants and third parties, and trade secret laws of general applicability, to safeguard our software and technology.

Customers

As of March 15, 2011, we had more than 2,000 customers. Our standard SaaS license agreement for our enterprise customers runs at least 24 months; our current average remaining contract life is approximately 18 months. SaaS fees are billed monthly, on both a basic license and usage fee basis. Our client contracts typically renew automatically in the absence of proactive termination at the end of the contract term, and we estimate that customer cancellations in our business have historically been under 2% per year.

Our professional services are contracted on a project basis and in some cases on an hourly basis.

As previously discussed, we provide services to customers in three primary vertical industry segments, including media distributors, general corporate enterprises and network operators. Our customer base is not concentrated in any particular industry. None of our customers accounted for more than 10% of revenues in the years ended December 31, 2010 and 2009. Set forth below is a representative list of our customers as of March 15, 2011:

ABC News, A&E Television, Airbus, American Express, AP, AstraZeneca, Astro, Autotrader.com, BBC, Bristol-Myers Squibb, British Telecom, Cinepost, Citadel Broadcasting, Comcast, CNN, Czech TV, Delta Airlines, ESPN, FedEx, FOX, GM, Google, Hewlett-Packard,, HBO, Johnson & Johnson, Joyce Meyer Ministries, The Knot, Microsoft, MSN, MTV, NY Post, National Geographic, O2 Ice Hockey League, Playtex, PMT, Prima TV, Reckord Outside Broadcasting, Salesforce.com, SAP, Snap-On Tools, Tabcorp, Tribeca Film Festival, Telecom Argentina, Telefonica, TV2Moro, United Business Media, U.S. Department of Veteran Affairs, Verizon, Vodafone, Volkswagen, Z1 and Yellow Pages.

Sales and Marketing

We primarily sell our software solutions directly through our sales force. To a lesser extent, we utilize distribution relationships such as resellers and affiliate partners. We target providers and users of IP video content through our:

•
Field sales force: We have developed a field sales force and as of December 31, 2010 we had approximately 89 direct sales personnel in various geographic markets, including 33 in EMEA, 26 in Asia-Pacific and in the Americas (including both North and South America). Our direct sales force is responsible for identifying and managing individual sales opportunities in their respective regions. Certain sales representatives also have cross-regional ‘‘vertical’’ responsibilities, meaning they are responsible for identifying global sales opportunities in a specific industry vertical, such as classifieds, retail or publishing. These direct sales representatives are complemented by over 80 additional sales support, sales administration and channel sales professionals.

•
Distribution partners: We maintain relationships with certain resellers and distribution partners that we believe have complementary efforts in the IP-video marketplace, and strong existing client bases with in-region sales forces. Currently, we have deployed formal reselling relationships as follows: Akamai, Aprimo, Can Communicate, Complete TV, DigiSoft, Digotel, Gartner, Harmonic/Omneon, LatinStock, Level 3, Limelight, MC Communications, MedIQ, Omnitech, Pixelpark, Sony, Spotzer, Technicolor, United Business Media, Vivocom and WebAlive.

We intend to aggressively expand our reseller network, with a particular focus on content delivery networks (CDNs), systems integrators, content aggregators and IP-based hardware providers.

We focus our corporate marketing efforts on increasing brand awareness, communicating the KIT software platform advantages and generating qualified leads for our sales teams. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for our software solution. We rely on a number of vehicles in this area, including tradeshows, advertising, public relations, webinars, our website and collaborative relationships with complementary technology vendors.

Our Industry

We believe we are well positioned to take advantage of the growth within the Internet Protocol (IP)-based VAMS industry. Our industry’s growth globally is expected to be driven by:

•	the conversion of analog and traditional digital video formats to IP video;

•	the continuing rise in the amount and breadth of IP-based video content;

•	changes in consumer behavior and the growing consumer demand for IP-based video content;

•	the proliferation of broadband Internet connections;

•	the expansion and evolution of video-capable mobile networks;

•	the increase of Internet-connected devices; and

•	the rapid ‘‘catch-up’’ of emerging markets broadband and mobile network access.

Competition

We believe that few competitors currently provide the range of technology and services provided by KIT digital, but there are a number of competitors that provide certain elements of the products and services we offer, including:

•	video asset management and enablement; and

•	video-centric integration, interface design and creative services.

We believe the barriers to entry for the industry in which we operate include: (i) the intellectual property, timeframe and costs to develop commercially robust, feature-rich video content management platforms for online, mobile and IPTV networks, (ii) established enterprise-class business relationships and (iii) the time and resources involved to train and develop sales, account management and professional services staff with IP video and social media expertise.

Video content management and enablement. There are a number of companies that offer competing tools for enabling video content for consumption via the Internet, mobile networks and connected TVs, including but not limited to Deltatre, thePlatform, Arvato Mobile, Polymedia, Vision IPTV, Extend Media, Saffron Digital, Irdeto, Qumu, and Tvinci.

Video-centric systems integration, interface design and creative services. There are myriad broadcast systems integration companies and interactive marketing agencies globally, many of which have some expertise in IP-based video systems.

We believe that we set ourselves apart from our competitors through:

•	the breadth and depth of the KIT suite functionality;

•	our integrated online, mobile and IPTV (‘‘multi-screen’’) publishing capability;

•	our integrated social media capabilities;

•	our global customer and sales footprint, including multicultural and multilingual customer services and support;

•	our advanced multi-format ingestion and multi-point publishing capabilities;

•	our multi-format content syndication and repurposing capabilities; and

•	our top-tier creative services and systems integration capabilities.

Research and Development

Our research and development personnel are dedicated to undertaking efforts to enhance and improve our existing services and create new services in response to our customers’ needs and market demand for software tools to manage and deliver IP-video. Accordingly, we have invested, and intend to continue to invest, significant time and resources in our development activities to establish and maintain ourselves as a leader in providing optimized IP-based video solutions that address the business needs of our customers. As of December 31, 2010, we had over 100 employees involved in tasks related to research and development. While our reported research and development expenses were $4.1 million and $4.7 million for the years ended December 31, 2010 and 2009, respectively, these figures are related primarily to acquisition accounting and the actual estimated level of past and future research and development expenditure in our business is approximately 7-9% of gross revenues.  As a practice, we generally do not capitalize research and development, and these amounts are expensed.

Employees

As of December 31, 2010, we had a total of approximately 720 full-time employees, approximately 100 part-time employees and 22 consultants based in Asia, EMEA and the Americas. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit, though there is a work council set up in our Cologne, Germany office. We believe our relations with employees and contractors are good.

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

Item 1A.  Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as other information provided to you in this report, including information at the beginning of this document entitled “Special Note Regarding Forward-Looking Information,” and in other documents that we subsequently file with the SEC that update, supplement or supersede such information.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us.  If any of the events anticipated by the risks and uncertainties described occur, our results of operations and financial condition could be adversely affected, which could result in a decline in the price of our common stock.

Risks Related to Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the year ended December 31, 2010, we had revenue of $106,597 and a net loss available to common stockholders of $35,260.  There can be no assurance that, even if our revenue increases, our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our Internet software and services may decrease, which would reduce our revenues and gross margins, and harm our business. If we are unable to sell our solutions at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

Our operations have limited histories and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the software and services markets in which we operate. We must meet many challenges including:

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

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems mainly because we have acquired a number of businesses over the last 24 months and have had to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

Our competitors may have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them.

The market for IP video content management is relatively new and constantly changing. We expect that competition in this industry will intensify. Increased competition may result in price reductions, reduced margins, loss of customers and changes in our business and marketing strategies, any of which could harm our business. Current and potential competitors may have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services may enter the market at any time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, release products and enhancements before they are thoroughly tested or result in customer dissatisfaction, any of which could harm our operating results and stock price.

If other market participants in the general video management market enter into social media and IP-based VAMs, we may be negatively impacted.

If dedicated firmware vendors and systems integrators were to enter into our space, they may have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, release products and enhancements before they are thoroughly tested or result in customer dissatisfaction, any of which could harm our operating results and stock price.

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

Any failure of major elements of our system and operations could lead to significant disruptions in our ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business.

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

Our operations also depend on web browsers, ISPs (Internet service providers) and mobile networks to provide our clients’ end-users access to websites, IPTV and mobile content. Many of these providers have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any such outage, delay or difficulty could adversely affect our ability to effectively provide our software and services, which would harm our business.

We depend on various third parties to maintain much of our content delivery, storage and computer hardware operations. If the third parties’ hardware or operations fail, our business will be harmed.

A portion of our content delivery, storage and computer hardware operations are operated or safeguarded by third parties such as Akamai Technologies, Equinix, Internap, Limelight, RRSat, Satlink and various other content delivery and transport, hosting and telecommunications providers. If these providers’ operations, networks, hardware or security systems fail — particularly if they fail in unison — our reputation and business may suffer.  A problem with, or failure of, these systems or operations could result in interruptions or increases in response times for our customers. If we cannot maintain our system in the event of unexpected occurrences, make necessary modifications and/or improvements to the technology, such deficiencies could have a material adverse effect upon our business, financial condition and results of operations.

We license technology from third parties. If we are unable to maintain these licenses, our operations and financial condition may be negatively impacted.

We license technology from third parties. The loss of, or our inability to maintain, these licenses could result in increased costs or delay sales of our software and services. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any individual licensed technology, some of the component technologies that we license from third parties could be difficult for us to replace. The impairment of these third-party relationships, especially if this impairment were to occur in unison, could result in delays in the delivery of our software and services until equivalent technology, if available, is identified, licensed and integrated. This delay could adversely affect our operating results and financial condition.

Certain of our service delivery and content handling services are subject to industry regulations, certifications and approvals.

The commercialization of certain of the service delivery and content handling services we provide at times require or are made more costly due to industry acceptance and regulatory processes, such as ISO certification and strict content security handling standards for Hollywood studios. If we are unable to obtain or retain these or other formal and informal industry certifications in a timely manner, or at all, our operating results could be adversely affected.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations may be materially harmed.

We have not made a practice of registering patents or copyrights on the software and technology we have developed. We believe our intellectual property is protected by the long-term usage precedent for our software solutions, and we rely upon confidentiality agreements signed by our employees, consultants and third parties, and trade secret laws of general applicability, as an ongoing safeguard for our software and technology. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially harm our operations and financial condition.

If we are unable to retain the services of Kaleil Isaza Tuzman or Gavin Campion or if we are unable to successfully recruit qualified personnel, we may not be able to continue operations.

Our success depends to a significant extent upon the continued service of Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, and Gavin Campion, our President. The loss of the services of Messrs. Isaza Tuzman or Campion could have a material adverse effect on our growth, revenues and prospective business. We have entered into an executive management agreement with KIT Capital, Ltd., an entity controlled by Mr. Isaza Tuzman, including the services of Mr. Isaza Tuzman and other KIT Capital personnel, pursuant to which Mr. Isaza Tuzman serves as our Chief Executive Officer, for a term of three years scheduled to expire in April 2011. This agreement is currently being negotiated for renewal. We have also entered into an employment agreement with Mr. Campion. While we expect both Messrs. Isaza Tuzman and Campion to renew their employment arrangements with us under substantially similar terms, if either Mr. Isaza Tuzman or Mr. Campion were to resign or we are unable to retain either of their services beyond the term of their respective agreement with us, the loss could result in loss of sales, delays in new product development and diversion of management resources, and we could face high costs and substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. In addition, in order to successfully implement and manage our business plan, we are dependent upon, among other things, successfully recruiting qualified personnel who are familiar with the specific issues facing the IP video enablement industry. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

We may not have successfully integrated recent acquisitions to realize the full benefits of the combined businesses.

Our recent acquisitions involve the integration of businesses that have previously operated separately. The difficulties of combining the operations of these businesses include:

•	the challenge of effecting technical and staff integration while carrying on the ongoing businesses;

•	the necessity of coordinating geographically separate organizations; and

•	effective integration of personnel with diverse business backgrounds.

The process of completing the integration of these businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The multinational nature of our operations can make it especially challenging to successfully integrate our recent acquisitions. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisitions and the integration of these operations could have an adverse effect on our business, financial condition or results of operations.

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

There can be no assurance that we will be successful in any or all of the factors above. Our failure to successfully implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, accretively acquire those candidates that we identify or integrate acquired businesses effectively and profitably.

We may be subject to legal liability for providing third-party content.

We have certain arrangements to offer third-party content via certain of our clients’ websites. We may be subject to claims concerning this content by virtue of our involvement in marketing, branding, broadcasting or providing access to it, even if we do not ourselves host, operate or provide access to the content. While our agreements with these parties most often provide that we will be indemnified against such liabilities, such indemnification may not be adequate or available. Investigating and defending any of these types of claims can be expensive, even if the claims do not result in liability. While to date we have not been subject to material claims, if any potential claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and operating results.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

A portion of our revenues arises from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. While we seek to roughly match client revenues with associated costs of delivery and client service, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies.

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

Shares of common stock issuable upon exercise of our outstanding stock options and warrants may adversely affect the market price of our common stock.

As of March 15, 2011, we had outstanding under our 2004 Stock Option Plan and 2008 Incentive Stock Plan stock options to purchase 5,228,756 shares of common stock and outstanding warrants to purchase 1,415,423 shares of common stock (for which cash would need to be remitted to us for exercise). The exercise of the stock options and warrants and the sales of common stock issuable pursuant to them, would reduce a stockholder’s percentage voting and ownership interest in our company.  The stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these stock options and warrants.

The large number of shares eligible for future sale may adversely affect the market price of our common stock.

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could materially adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities. As of March 15, 2011, there were 37,937,010 shares of our common stock issued and outstanding. Substantially all of these shares are freely transferable. Our executive officers and directors own (of record) approximately 3,838,298 shares of common stock, or 10.12% of our outstanding shares, which would be eligible for resale, subject to the volume and manner of sale limitations of Rule 144 under the Securities Act.

Our shares of common stock are traded on more than one exchange and this may result in price variations.

Our common stock is listed for trading on the Nasdaq Global Select Market and the Prague Stock Exchange. The trading prices of our shares on these two exchanges may differ due to spreads between functional trading currencies, different trading hours and other factors, and this may cause confusion to investors seeking to buy or sell our shares.

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

Three members of our board of directors are primary residents of Australia or the United Kingdom, and a material portion of our assets and a substantial portion of the assets of these directors are located outside the United States. As a result, it may be more difficult for you to enforce a lawsuit within the United States against these non-U.S. residents than if they were residents of the United States. Also, it may be more difficult for you to enforce any judgment obtained in the United States against our assets or the assets of our non-U.S. resident directors located outside the United States than if these assets were located within the United States. We cannot assure you that foreign courts would enforce liabilities predicated on U.S. federal securities laws in original actions commenced in such foreign jurisdiction, or judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal securities laws.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors currently beneficially own 11.28% of our common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We are a global company with our operational headquarters located in Prague, Czech Republic and principal offices in Atlanta, Cambridge (UK), Chennai, Cologne, Dubai, London, Melbourne (Australia), Mumbai, New York (executive office), Paris, San Francisco, and Stockholm. An index of our present office locations is illustrated below:

Our total rent expense was approximately $2,003 under offices leases for the year ended December 31, 2010.

Item 3.  Legal Proceedings.

Other than as set forth below, we are not a party to any pending legal proceeding nor is our property the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business.

In December 2007, two former consultants of ROO Media Corporation (ROO Media) (currently KIT Media Corporation) sued that entity together with ROO Group, Inc. (now KIT digital, Inc.) and its founder and former Vice Chairman and ROO Media’s former President and Chief Operating Officer in New York Supreme Court, New York County, New York, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. In March 2009, the court dismissed all of plaintiffs’ claims except their breach of contract claim on the grounds that it is based on an alleged oral agreement, which plaintiffs may be able to prove. Defendants have answered the complaint, denying liability, and the case is now in discovery. We believe that there is no merit to this suit, and we intend to continue to defend vigorously.

In November 2007, our wholly-owned subsidiary, ROO HD, Inc., now KIT HD, Inc. (“KIT HD”), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., in New York Supreme Court, Saratoga County, New York.  The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”), purportedly on behalf of themselves and “others similarly situated,” claims that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that KIT HD is the alter-ego of Wurld.  Plaintiffs seek the appointment of a receiver to take charge of our property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount.  KIT HD filed its answer to the complaint in January 2008. In December 2009, plaintiffs served an amended complaint, dropping the class action allegations and adding us as a defendant; otherwise, it is essentially the same as its predecessor.  In February 2010, we and KIT HD answered the amended complaint, and the case may shortly enter into discovery. We believe that the suit is without merit, and we and KIT HD intend to defend ourselves vigorously.

In May 2009, a former employee of Wurld filed suit against ten shareholders of Wurld, Wurld, ROO HD (now KIT HD), and ROO Group, Inc. (now KIT digital, Inc.), in New York Supreme Court, Albany County, New York.  Plaintiff seeks to hold the ten largest shareholders of Wurld liable under Business Corporation Law § 630, for $100 in wages that Wurld allegedly failed to pay plaintiff.  She further asserts a variety of claims based on the allegation that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance, and that KIT HD is the successor to Wurld and liable for Wurld’s debts.  Based on these allegations, plaintiff seeks payment of her wages, the (unspecified) fair market value of her shares of stock in Wurld, rescission of the asset purchase agreement between Wurld and KIT HD, plus attorney’s fees.  In October 2009, the court dismissed plaintiff's claims against three shareholder/defendants on the grounds that BCL § 630 does not apply to Wurld because it is not a New York corporation, a decision that plaintiff is appealing. We and KIT HD have been served and answered, and the case is now in discovery.  We believe that this lawsuit is without merit, and if necessary we intend to defend ourselves vigorously.

Item 4.  Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our common stock has been traded on the Nasdaq Global Select Market since January 3, 2011 and prior to this on the Nasdaq Global Market since August 13, 2009, and the Prague Stock Exchange since January 21, 2010, under the symbol KITD.  Prior to listing on the Nasdaq Global Market, from March 10, 2009 to August 12, 2009, our common stock was quoted on the OTC Bulletin Board under the symbol KDGL and, from May 29, 2008 to March 9, 2009 (the date of our 1-for-35 reverse stock split), our trading symbol was KITD.

The following table sets forth the range of high and low closing prices of our common stock as reported by the Nasdaq Global Select Market or the OTC Bulletin Board, as applicable, as for the periods indicated.

	Year Ended December 31,
Quarter	2009		2010		2011
	High	Low	High	Low	High	Low
First (through March 15, 2011)	$9.25	$5.95	$13.12	$9.47	$16.94	$12.38
Second	9.00	7.01	14.72	8.77
Third	10.13	6.75	12.12	8.05
Fourth	11.63	9.26	16.33	11.19

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. These prices have been adjusted from the actual prices for such periods to reflect the 1-for-35 reverse stock split which took place on March 9, 2009.

Equity Compensation Plan Information

The table below describes the securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensations
Equity compensation plans approved by security holders (1)	3,035,724	$8.58	380,674
Equity compensation plans approved by security holders (2)	80,000	$7.03	262,858
Equity compensation plans not approved by security holders (3)	787,700	$8.62	712,300

Total	3,903,424	$8,56	1,355,832

(1)	Consists of shares that may be granted under our 2008 Incentive Stock Plan.
(2)	Consists of shares that may be granted under our 2004 Stock Option Plan.
(3)
Consists of shares which may be granted under the 2008 Incentive Stock Plan due to the increase of 1,500,000 by the unanimous vote of the board of directors but are subject to ratification by our stockholders.

The closing price of our common stock on March 15, 2011, as reported by the Nasdaq Global Select Market, was $13.26 per share.

As of March 15, 2011, we had approximately 346 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

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

Equity Repurchases

On December 22, 2010, we repurchased 6,176 warrants at an exercise price of $7 at intrinsic value for $57, and 1,608 warrants at an exercise price of $0.35 at intrinsic value for $25.

Item 6. Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report

In this section, all dollar amounts are expressed in thousands.

Overview

We are a premium provider of end-to-end video asset management software (VAMS) and related services. The KIT Platform, our cloud-based solution delivered primarily in a software-as-a-service (SaaS) model, enables over 2,000 media distributor, enterprise and network operator clients to create, manage and deliver multi-screen video and social engagement experiences to audiences wherever they are.  With deep experience that runs the gamut from traditional broadcast systems engineering to “over-the-top” (OTT) social video applications, we are uniquely positioned to deliver truly complete video solutions, from the lens of the camera to the eye of the audience (“lens to lens”), and guide our clients into the future of Internet Protocol (IP)-based interactive media. Our clients’ use of the KIT Platform includes end-consumer focused live and on-demand video distribution, as well as internal corporate deployments, including corporate communications, human resources, training, security and surveillance.

In addition to our KIT Platform solutions, we offer a range of related professional services supporting the wider value chain of video with a focus on systems integration for the capture, transcoding, storage, editing and play-out of video in film, television and other broadcasting environments.  We also provide content services (such as localization and packaging) and advanced digital marketing services. We estimate that over 70% of our current revenues are generated by KIT Platform-related fees, with the remainder directly related to professional services. For KIT Platform use, we generally invoice customers monthly, and occasionally on a quarterly basis. For our professional services, we bill either on an hourly or project basis. We currently provide our software solutions and professional services internationally through our operational headquarters in Prague, Czech Republic, and our principal offices in Atlanta, Cambridge (UK), Chennai, Cologne, Dubai, London, Melbourne (Australia), Mumbai, New York, Paris, San Francisco and Stockholm. We have 9 other sales representative offices in an additional 7 countries.

As of March 15, 2011, our customer base consisted of 2,000+ enterprise customers from over 40 countries, including Airbus, American Express, The Associated Press, BBC, Best Buy, Bristol-Myers Squibb, Disney-ABC, ESPN Star, FedEx, General Motors, Google, Hewlett-Packard, Home Depot, IMG Worldwide, MediaCorp, Microsoft, MTV, NBC Universal, News Corp, Telefónica, Verizon, Vodafone and Volkswagen. Our clients usually enter into long-term contracts

We align our business and the solutions we offer into three primary vertical industry segments: (i) media distributors, (ii) general corporate enterprises and (iii) network operators. We manage our business across three major geographical profit and loss centers: (i) Europe, Middle East and Africa (EMEA), (ii) the Americas, and (iii) Asia-Pacific. We estimate that, as of March 15, 2011, approximately 40%, 35% and 25% of our current revenues are generated in EMEA, the Americas and Asia-Pacific, respectively.

Our success is driven primarily by our ability to attract new customers and to continue to develop our software suite. Our customers are typically large global corporations that are seeking software management tools for consumer-focused video distribution or internal corporate video use. Our revenue model consists of on-demand software subscription license fees, software usage fees, upfront license fees and professional services fees. We estimate approximately 70% to 75% of our current revenues are generated by VX platform-related fees, with the remainder directly related to professional services. We typically invoice customers on a monthly basis for the SaaS fees and by the hour or project for professional services fees.

Set forth below is a discussion of the financial condition and results of operations of our company, KIT digital, Inc. and its consolidated subsidiaries, for the years ended December 31, 2010 and 2009. The consolidated financial statements include the accounts of all the wholly-owned and majority-owned subsidiaries of KIT digital, Inc.

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

Revenue Recognition.  We recognize revenue in accordance with the accounting standard, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  The Company’s material revenue streams are related to the delivery of IP video software solutions, including software-as-a-service (“SaaS”) fees, software usage fees, enterprise license fees, set-up/support services, storage, hardware components, content delivery and content syndication. Our solutions also include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics. The Company enters into revenue arrangements that may consist of multiple deliverables of components and services due to the needs of its customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services has been rendered, the sales price is fixed or determinable, and collectability of the sale price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Multiple-Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of components and services. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted July 1, 2010 and applied retrospectively to January 1, 2010, revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on best estimate of selling price (“BESP”).

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the creditworthiness of customers and related aging of past due balances. The allowance for doubtful accounts as of December 31, 2010 and 2009 was $1023 and $874, respectively. Charges for bad debts recorded on the statement of operations were $875 in 2010 and $461 in 2009. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue.  Consolidated revenue increased by $59,313 from $47,284 for the year ended December 31, 2009 to $106,597 for the year ended December 31, 2010, an increase of 125%. The increase is principally due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Variable and Direct Third Party Costs

Cost of Goods and Services.  These costs increased by $21,771 from $15,584 for the year ended December 31, 2009 to $37,355 for the year ended December 31, 2010. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is primarily due to the acquisitions of Benchmark in May 2010, Megahertz in September 2010, and Brickbox in September 2010 plus an increase in these costs due to the increase in revenue over 2009.

Hosting, Delivery and Reporting.  These costs increased by $2,888 from $1,547 for the year ended December 31, 2009 to $4,435 for the year ended December 31, 2010 an increase of 187%. These costs increased primarily due to the increase in revenue over 2009 including the acquisitions of Multicast in March 2010 and Feedroom in October 2010.

Content Costs.  Content costs decreased by $412 from $1,378 for the year ended December 31, 2009 to $966 for the year ended December 31, 2010, a decrease of 30%. The decrease is primarily due to the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content.

Direct Third Party Creative Production Costs.  Direct third party creative production costs increased by $176 from $3,211 for the year ended December 31, 2009 to $3,387 for the year ended December 31, 2009.

Selling, General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation).  These costs increased by $14,732 from $16,309 for the year ended December 31, 2009 to $31,041 for the year ended December 31, 2010, an increase of 90%. The increase was primarily due to the acquisitions in 2010 and October 2009, which is offset in part by continuing cost cutting measures as we integrate the acquired businesses and some of these costs are included in restructuring and integration expenses. The non-cash stock-based compensation expense increased by $2,783, from $1,922 for the year ended December 31, 2009 to $4,705 for the year ended December 31, 2010 primarily due to the increase in stock options granted in 2010.

Legal, Accounting, Audit and Other Professional Services Fees.  These expenses increased by $1,773 from $1,097 for the year ended December 31, 2009 to $2,870 for the year ended December 31, 2010, an increase of 162%. These costs increased primarily due to increases in accounting and audit fees due to compliance with the Sarbanes-Oxley Act Section 404(b) combined with an overall increase in these expenses from the acquisitions in 2010 and October 2009.

Office, Marketing and Other Corporate Costs.  These expenses increased by $7,794 from $5,131 for the year ended December 31, 2009 to $12,925 for the year ended December 31, 2010, an increase of 152%. The increase was primarily due to the acquisitions in 2010 and October 2009.

Merger and Acquisition and Investor Relation Expenses.  These expenses increased by $2,942 from $2,506 for the year ended December 31, 2009 to $5,448 for the year ended December 31, 2010, an increase of 117%. The increase is primarily due to the acquisitions in 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased 104% or $4,166 from $4,202 for the year ended December 31, 2009 to $8,368 for the year ended December 31, 2010. The increase was primarily due to the acquisitions in 2010 and October 2009.

Restructuring Charges.  These expenses increased by $932 from $2,549 for the year ended December 31, 2009 to $3,481 for the year ended December 31, 2010, an increase of 37%. Restructuring charges consist of employee termination costs, contract settlements and facility closing costs.

Integration Expenses.  These expenses increased by $12,110 from $4,429 for the year ended December 31, 2009 to $16,539 for the year ended December 31, 2010, an increase of 273%. Integration expenses consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.  Integration expenses consist of cost overlap due to the integration of acquisitions.

Impairment of Intangible Asset.  Impairment of intangible asset was $500 for the year ended December 31, 2009 and $438 for the year ended December 31, 2010. In 2009, we determined that customer lists from the acquisition of Kamera in May 2008 were impaired and therefore recorded a reduction of $500 to the intangible asset. In 2010, we determined that customer lists from the acquisition of Visual in October 2008 are impaired due to the sale of a portion of the business and therefore recorded a reduction of $438 to the intangible asset.

Interest Income.  Interest income increased by $32 from $50 for the year ended December 31, 2009 to $82 for the year ended December 31, 2010. This decrease was primarily due to fluctuations in the level of our cash and cash equivalents.

Interest Expense.  Interest expense increased by $341 from $519 for the year ended December 31, 2009 to $860 for the year ended December 31, 2010, an increase of 66%. This increase was mainly due to the issuance of secured notes in April and June of 2010.

Amortization of Deferred Financing Costs and Debt Discount.  Amortization of deferred financing costs and debt discount was $52 for the year ended December 31, 2010 and $1,175 for the year ended December 31, 2009. These 2010 costs resulted from the issuance of secured notes payable of $5,000 in April 2010 and $1,000 in June 2010. These 2009 costs resulted from the issuance of $1,500 of a senior secured note in November 2008 and interim convertible promissory notes payable of $3,350 to KIT Media Ltd. and $350 to Granahan McCourt Capital, LLC during the quarters ended June 30, 2009 and September 30, 2009. The convertible promissory notes were repaid from the proceeds of the public offering in August 2009 and hence any remaining deferred financing costs or debt discount was written off.

Derivative expense.  Derivative expense was $12,891 and $6,015 for the years ended December 31, 2010 and 2009, respectively. Under ASC 815-40, the company recorded an increase in the fair value of warrants containing reset provisions.

Other Income/(Expense).  Other income/(expense) increased by a net $355. Other expense was $10 for the year ended December 31, 2009 as compared to other expense of $365 for the year ended December 31, 2010. Included in 2010 is a loss on disposal of $632 that related to the sale of subsidiary and is calculated as the proportional amount of the reporting unit value at December 31, 2010.

Net Loss Available to Common Shareholders.  As a result of the factors described above, we reported net loss available to common shareholders of $34,260 for the year ended December 31, 2010 compared to net loss of $19,942 for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $141,233 and a working capital surplus of approximately $142,838. Management anticipates that it has enough cash reserves and will generate sufficient cash flows from its operating activities to meet its capital requirements.

Net cash used in operating activities was $30,228 for the year ended December 31, 2010 compared to $13,618 for the year ended December 31, 2009, an increase of $16,610 or 122%.  This is principally due to the increase in the cost overlap due to the integration of acquisitions.

Net cash used by investing activities was $22,363 for the year ended December 31, 2010 compared to $9,723 for the year ended December 31, 2009, a increase in net cash used in investing activities of $12,640, or 130%. In 2010, this primarily consists of net cash paid for acquisitions of $19,533, $2,000 paid into a restricted cash account and purchase of assets of fixed assets of $2,647. In 2009, this primarily consisted of net cash paid for the acquisitions or earn-out payments for acquisitions of $6,998, purchase of assets of $1,078 and purchase of software of $1,500.

Net cash provided by financing activities was $189,046 for the year ended December 31, 2010 compared to $24,576 for the year ended December 31, 2009. In 2010, this primarily consisted of net proceeds of $209,554 offset by payments for the buyback of warrants of $23,869. In 2009, this primarily consisted of net proceeds of $26,082 from the August 2009 private placement.

Contractual Obligations and Lease Commitments

The following is a schedule of future minimum payments of our commitments, as of December 31, 2010, for the next five years and thereafter:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Capital Leases	$822	$667	$150	$5	$-

Operating / Property Leases	5,868	2,856	2,972	40	-

Total Commitments	$6,690	$3,523	$3,122	$45	$-

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2010 and 2009. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Recently-Issued Accounting Standards

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

In October 2009, the FASB issued Accounting Standards Update on Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. The Company adopted this new standard during the quarter ended September 30, 2010 and it has been applied retrospectively to January 1, 2010. The adoption of this standard did not have a material impact on prior results, but will impact how these arrangements will be recognized prospectively.

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

In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard will be effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance is not expected to have a material impact on the Company's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We conduct our operations in primary functional currencies: the United States dollar, the Euro, the British pound, the Australian dollar, the Swedish krona and the Czech koruna. We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. However, we attempt to employ a “natural hedge” by matching as much as possible in like currencies our customer revenues with associated customer delivery costs. We invoice our international customers primarily in U.S. dollars, British pounds, Australian dollars, Euros, Swedish kronor and Czech koruna.

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

Item 9A.  Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting. The management of KIT digital, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control over financial reporting does not include internal control over financial reporting of Accela Communications, Inc, Megahertz Broadcast Systems, and Brickbox Digital Media s.r.o., wholly owned subsidiaries, whose financial statements reflect total assets and revenues constituting 7 and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. Accela Communications, Inc, Megahertz Broadcast Systems, and Brickbox Digital Media s.r.o., were acquired during 2010 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Accela Communications, Inc, Megahertz Broadcast Systems, and Brickbox Digital Media s.r.o.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2010. This report appears on page 37.

Changes in Internal Control Over Financial Reporting

As a result of increased market capitalization, acquisitions in during the fiscal year 2010 as well as an increase in business related to complex multi-element contracts, KIT engaged an outside firm to review and update its internal controls.  The evaluation was performed during the 2nd quarter and implementation of updated and new controls occurred during the 3rd quarter.  These new controls were evaluated reviewed and tested during the 3rd and 4th quarters.  The summary of enhancements and updates are as follows:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KIT digital, Inc. and Subsidiaries

We have audited KIT digital, Inc. (a Delaware Corporation) and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Accela Communications, Inc, Megahertz Broadcast Systems, and Brickbox Digital Media s.r.o., wholly owned subsidiaries, whose financial statements reflect total assets and revenues constituting 7 and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. As indicated in Management’s Report, Accela Communications, Inc, Megahertz Broadcast Systems, and Brickbox Digital Media s.r.o., were acquired during 2010 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Accela Communications, Inc, Megahertz Broadcast Systems, and Brickbox Digital Media s.r.o.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, KIT digital Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KIT digital, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2010 and 2009, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and our report dated March 16, 2011expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
New York, NY
March 16, 2011

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Stockholders (the Proxy Statement).

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our employees (including our CEO and CFO) and directors. The Code is available on our website at www.kit-digital.com. We intend to satisfy the disclosure requirement regarding any amendment to or waiver of a provision of the Code applicable to any executive officer or director, by posting such information on our website.

Our corporate governance guidelines, whistleblower policy and the charters of the audit committee, compensation committee and nominations and corporate governance committee of the Board of Directors, as well as other corporate governance document materials are available on our website at www.kit-digital.com under the heading “Investors,” then “Corporate Governance.”

Item 11.	Executive Compensation.

The information required under this item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the Proxy Statement. Refer also to the equity compensation plan information set forth in Item 5 herein..

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the Proxy Statement.

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

2.9	Agreement and Plan of Merger, dated September 30, 2009, between KIT digital, Inc., KIT Acquisition Corporation, The FeedRoom, Inc. and certain stockholders of The FeedRoom, Inc.(19)

2.10	Share Purchase Agreement, dated October 5, 2009, between International Management Group GmbH and KIT digital, Inc. for the acquisition of Nunet AG.(20)

2.11	Stock Purchase Agreement, dated as of May 14, 2010, by and among KIT digital, Inc., KIT digital, FZ-LLC, Benchmark Video Technologies Pte Ltd, and Benchmark Broadcast Systems (S) Pte Ltd.(21)

2.12
Agreement and Plan of Merger, dated as of January 28, 2011, by and among KIT digital, Inc., DealApps Corporation, KickApps Corporation and, for certain purposes, Steven J. Benson as Stockholder Representative.(23)

3.1	Certificate of Incorporation of Virilitec Industries, Inc.(8)

3.2	Certificate of Amendment of Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on October 31, 2003.(9)

3.3	Certificate of Amendment to the Amended Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on February 18, 2004.(9)

3.4	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005.(10)

3.5	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005.(10)

3.6	Amendment to the Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on September 30, 2005.(11)

3.7	Certificate of Amendment to Amended Certificate of Incorporation, effective as of October 3, 2005.(11)

3.8	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on May 19, 2008.(12)

3.9	Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware effective March 9, 2009.(18)

3.10	Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 30, 2010.(22)

3.11	By-laws.(8)

3.12	Amendment to By-laws.(13)

10.1	Employment Agreement with Robin Smyth, dated April 1, 2004.(4)

10.2	Employment Agreement with Robin Smyth, dated November 1, 2004.(9)

10.3	Agreement, dated January 25, 2007, by and among ROO Group, Inc. (now KIT digital, Inc.) and News Corporation.(15)

10.4	Securities Purchase Agreement dated May 8, 2008 among ROO Group, Inc. (now KIT digital, Inc.) and the purchasers signatory thereto.(16)

10.5	Stockholders Agreement, dated September 30, 2009, by and among KIT digital, Inc., Kaleil Isaza Tuzman and certain stockholders of The FeedRoom, Inc.(19)

10.6	Form of Convertible Promissory Note (Purchase) made by KIT digital, Inc. to International Management Group GmbH in the principal amount of EUR 1,662,500.(20)

10.7	Convertible Promissory Note (Indemnity) made by KIT digital, Inc. to International Management Group GmbH in the principal amount of EUR 58,250.(20)

21.1	Subsidiaries of the Company.(17)

*23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.

*31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to Form 8-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 18, 2003.

(2)	Incorporated by reference to Form 8-K, filed with the SEC on May 17, 2004.

(3)	Incorporated by reference to Form 8-K, filed with the SEC on June 16, 2004.

(4)	Incorporated by reference to Form 8-K, filed with the SEC on September 22, 2004.

(5)	Incorporated by reference to Form 8-K/A, filed with the SEC on November 5, 2004.

(6)	Incorporated by reference to Form 8-K/A, filed with the SEC on November 2, 2005.

(7)	Incorporated by reference to Form 8-K, filed with the SEC on October 9, 2008.

(8)	Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the SEC on March 29, 1999.

(9)	Incorporated by reference to Form SB-2 (File No. 333,120605), filed with the SEC on November 18, 2004.

(10)	Incorporated by reference to Form 8-K, filed with the SEC on March 14, 2005.

(11)	Incorporated by reference to Form 8-K, filed with the SEC on October 4, 2005.

(12)	Incorporated by reference to Form 8-K, filed with the SEC on June 2, 2008.

(13)	Incorporated by reference to Form 8-K, filed with the SEC on June 1, 2009.

(14)	Incorporated by reference to Form 10-QSB, filed with the SEC on August 16, 2004.

(15)	Incorporated by reference to Form 8-K/A, filed with the SEC on March 14, 2005.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on May 8, 2008.

(17)	Incorporated by reference to 2008 Form 10-K, filed with the SEC on April 15, 2009.

(18)	Incorporated by reference to Form 8-K, filed with the SEC on March 16, 2009.

(19)	Incorporated by reference to Form 8-K, filed with the SEC on October 6, 2009.

(20)	Incorporated by reference to Form 8-K, filed with the SEC on October 9, 2006.

(21)	Incorporated by reference to Form 8-K, filed with the SEC on May 20, 2010.

(22)	Incorporated by reference to Form 8-K, filed with the SEC on October 6, 2010.

(23)	Incorporated by reference to Form 8-K, filed with the SEC on January 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2011	KIT DIGITAL, INC.

	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robin Smyth
Robin Smyth Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chairman and Chief Executive Officer	March 16, 2011
/s/ Kaleil Isaza Tuzman	(Principal Executive Officer)
Kaleil Isaza Tuzman

/s/ Gavin Campion	President and Director	March 16, 2011
Gavin Campion

	Chief Financial Officer and Director	March 16, 2011
/s/ Robin Smyth	(Principal Financial and Accounting Officer)
Robin Smyth

/s/ Christopher Williams	Chief Technology Officer and Director	March 16, 2011
Christopher Williams

/s/ Daniel W. Hart	Director	March 16, 2011
Daniel W. Hart

/s/ Lars Kroijer	Director	March 16, 2011
Lars Kroijer

/s/ Joseph E. Mullin III	Director	March 16, 2011
Joseph E. Mullin III

/s/ Santo Politi	Director	March 16, 2011
Santo Politi

/s/ Wayne Walker	Director	March 16, 2011
Wayne Walker

KIT digital, Inc. and Subsidiaries

FORM 10-K

ITEMS 8 and 15(a)(1) and (2)

INDEX OF FINANCIAL STATEMENTS

The following financial statements of KIT digital, Inc. and its subsidiaries required to be included in Items 8 and 15(a)(1) are listed below:

The financial statement schedules of  KIT digital, Inc. and its subsidiaries to be included in Item 15(a)(2) are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KIT digital, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of KIT digital, Inc.  (a Delaware corporation) and Subsidiaries as of December 31, 2010 and 2009, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KIT digital, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition for multiple element arrangements effective January 1, 2010 pursuant to the new accounting standard on “Multiple Deliverable Revenue Arrangements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KIT digital Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, NY
March 16, 2011

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$141,233	$6,791
Restricted cash	2,000	-
Investment	1,050	217
Accounts receivable, net	29,349	17,258
Unbilled revenue	537	2,960
Inventory, net	301	708
Loan receivable, current portion	2,486	-
Other current assets	5,104	2,205
Total current assets	182,060	30,139

Property and equipment, net	5,987	5,697
Loan receivable, net of current	8,361	-
Intangible assets	13,248	8,086
Goodwill	89,004	36,492
Total assets	$298,660	$80,414

Liabilities and Stockholders' Equity:
Current liabilities:
Bank overdraft	$-	$2,944
Capital lease and other obligations, current portion	608	1,218
Secured notes payable, net of debt discount, current portion	1,709	-
Accounts payable	12,740	6,647
Accrued expenses	6,411	8,501
Income tax payable	858	312
Deferred tax liability	682	580
Acquisition liabilities, current portion	2,115	1,075
Derivative liability	6,096	21,314
Other current liabilities	7,110	3,455
Total current liabilities	38,329	46,046

Capital lease and other obligations, net of current	175	377
Secured notes payable, net of current	4,127	-
Acquisition liabilities, net of current	10,405	-
Total liabilities	53,036	46,423

Stockholders' Equity:
Common stock, $0.0001 par value: authorized 80,000,000 and 30,000,000 shares, respectively; issued and outstanding 33,196,952 and 10,844,853, respectively	3	1
Additional paid-in capital	375,578	128,263
Accumulated deficit	(129,203)	(93,943)
Accumulated other comprehensive loss	(754)	(330)
Total stockholders' equity	245,624	33,991
Total liabilities and stockholders' equity	$298,660	$80,414

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in Thousands, Except Share and Per Share Data)

	Year ended December 31,
	2010	2009
Revenue	$106,597	$47,284

Variable and direct third party costs:
Cost of goods and services	37,355	15,584
Hosting, delivery and reporting	4,435	1,547
Content costs	966	1,378
Direct third party creative production costs	3,387	3,211
Total variable and direct third party costs	46,143	21,720

Gross profit	60,454	25,564

Selling, general and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $4,705 and $1,922, respectively)	31,041	16,309
Legal, accounting, audit and other professional service fees	2,870	1,097
Office, marketing and other corporate costs	12,925	5,131
Merger and acquisition and investor relations expenses	5,448	2,506
Depreciation and amortization	8,368	4,202
Restructuring charges	3,481	2,549
Integration expenses	16,539	4,429
Impairment of intangible assets	438	500
Total selling, general and administrative expenses	81,110	36,723

Loss from operations	(20,656)	(11,159)

Interest income	82	50
Interest expense	(860)	(519)
Amortization of deferred financing costs and debt discount	(52)	(1,175)
Derivative expense	(12,891)	(6,015)
Other income (expense), net	(365)	(10)

Net loss before income taxes	(34,742)	(18,828)
Income tax expense	(518)	(1,114)

Net loss available to common shareholders	$(35,260)	$(19,942)

Basic and diluted net loss per common share	$(1.63)	$(3.03)
Basic and diluted weighted average common shares outstanding	21,586,655	6,573,970

Comprehensive loss:
Net loss	$(35,260)	$(19,942)
Foreign currency translation	(557)	(97)
Change in unrealized gain on investments, net	133	17
Comprehensive loss	$(35,684)	$(20,022)

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital
Balance - December 31, 2008	4,183,280	$—	$101,057
Cumulative adjustment for derivative liabilities	—	—	(24,235)
Balance – January 1, 2009	4,183,280	—	76,822
Issue of stock in public offering	4,004,000	1	26,081
Issue of stock for repayment of loans	34,733	—	301
Issue of stock for exercise of stock options	14,057	—	39
Issue of stock for exercise of warrants	148,847	—	1,220
Issue of stock for acquisitions	2,411,357	—	22,281
Acquisition of non-controlling interest	—	—	(867)
Debt discount on notes	—	—	517
Issue of stock for compensation	35,376	—	261
Issue of stock for services	9,235	—	90
Round up due to the 1 for 35 reverse split	3,968	—	—
Stock-based compensation	—	—	1,518
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance - December 31, 2009	10,844,853	$1	$128,263

Issue of stock in public offering	19,168,253	2	209,552
Issue of stock for exercise of stock options	61,936	—	410
Issue of stock for exercise of warrants	592,645	—	7,079
Issue of stock for acquisitions	2,460,959	—	23,567
Issue of warrants for services	—	—	1,381
Debt discount on notes	—	—	210
Issue of stock for compensation	27,650	—	338
Issue of stock for services	40,656	—	411
Stock-based compensation	—	—	4,367
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance - December 31, 2010	33,196,952	$3	$375,578

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands, Except Share Data)

	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance - December 31, 2008	$(82,499)	$(250)	$18,308
Cumulative adjustment for derivative liabilities	8,498	—	(15,737)
Balance – January 1, 2009	(74,001)	(250)	2,571
Issue of stock in public offering	—	—	26,082
Issue of stock for repayment of loans			301
Issue of stock for exercise of stock options	—	—	39
Issue of stock for exercise of warrants	—	—	1,220
Issue of stock for acquisitions	—	—	22,281
Acquisition of non-controlling interest	—	—	(867)
Debt discount on notes	—	—	517
Issue of stock for compensation	—	—	261
Issue of stock for services	—	—	90
Round up due to the 1 for 35 reverse split	—	—	—
Stock-based compensation	—	—	1,518
Foreign currency translation adjustment	—	(97)	(97)
Fair market value adjustment for available for sale securities	—	17	17
Net loss	(19,942)	—	(19,942)

Balance - December 31, 2009	$(93,943)	$(330)	$33,991

Issue of stock in public offering	—	—	209,554
Issue of stock for exercise of stock options	—	—	410
Issue of stock for exercise of warrants	—	—	7,079
Issue of stock for acquisitions	—	—	23,567
Issue of warrants for services	—	—	1,381
Debt discount on notes	—	—	210
Issue of stock for compensation	—	—	338
Issue of stock for services	—	—	411
Stock-based compensation	—	—	4,367
Foreign currency translation adjustment	—	(557)	(557)
Fair market value adjustment for available for sale securities	—	133	133
Net loss	(35,260)	—	(35,260)

Balance - December 31, 2010	$(129,203)	$(754)	$245,624

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2010	2009
Operating activities:
Net loss	$(35,260)	$(19,942)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	558	461
Depreciation and amortization	4,059	1,847
Amortization of intangible assets	4,309	2,355
Amortization of deferred financing costs	52	108
Amortization of debt discount	—	1,067
Loss on disposal of property and equipment	111	—
Impairment of intangible assets	438	500
Loss on disposal of subsidiary	632	—
Derivative expense	12,891	6,015
Non-cash stock-based compensation	4,462	1,922
Non-cash warrants for services	1,381	-
Non-cash stock for services	411	90
Gain on bargain purchase	—	(26)
Changes in assets and liabilities:
Accounts receivable	(25,807)	(7,002)
Unbilled revenue	2,408	(2,960)
Inventory	403	1,475
Other assets	(1,521)	117
Accounts payable	2,117	(481)
Accrued expenses	(1,475)	1,770
Income tax payable	515	103
Other liabilities	(512)	(1,037)

Total adjustments	5,032	6,324

Net cash used by operating activities – forward	(30,228)	(13,618)

Investing activities:
Cash paid into restricted cash	(2,000)	—
Cash paid into investment	(700)	(200)
Cash paid in acquisitions, net	(19,533)	(6,998)
Cash received in sale of business, net Receipt of payment on loans receivable	1,993	—
Receipt of payment on loans receivable	524	—
Purchase of software	—	(1,500)
Proceeds from sale of equipment and domain name	—	53
Purchase of equipment	(2,647)	(1,078)

Net cash used by investing activities – forward	$(22,363)	$(9,723)

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2010	2009
Net cash used by operating activities – forwarded	$(30,228)	$(13,618)

Net cash used by investing activities – forwarded	(22,363)	(9,723)

Financing activities:
Proceeds from public offering, net	209,554	26,082
Payments for warrant buybacks	(23,869)	—
Bank overdraft and other obligations	1,006	94
Proceeds from exercise of stock options	410	39
Proceeds from issuance of secured loans	—	796
Payments of secured loans	(1,020)	(713)
Proceeds from issuance of secured notes	5,762	—
Payments of senior secured note	—	(1,500)
Proceeds from exercise of warrants	3,107	783
Repayments of notes payable	(4,500)	—
Payments on capital leases	(1,404)	(1,005)

Net cash provided by financing activities	189,046	24,576

Effect of exchange rate changes on cash and cash equivalents	(2,013)	(322)
Net increase (decrease) in cash and cash equivalents	134,442	913
Cash and cash equivalents - beginning of year	6,791	5,878
Cash and cash equivalents - end of year	$141,233	$6,791

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Income taxes	$203	$80
Interest	$860	$519
Common stock issued in connection with acquisitions	$23,567	$22,281

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

On August 13, 2009, our common stock began trading on the NASDAQ Global Market exchange under the ticker symbol “KITD.” Previously, our ticker symbol was “KDGL”, as quoted on the OTC Bulletin Board. On January 25, 2010, our common stock was accepted and began trading on the Main Market of the Prague Stock Exchange under the symbol KITD and may be traded interchangeably between the NASDAQ Global Select Market and the Prague Stock Exchange.

(2) Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of KIT digital, Inc., and all its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Management makes estimates and assumptions for, but not limited to, allowance for doubtful accounts, revenue recognition, purchase price allocation, inventory reserves, tax assets and liabilities, useful lives of long-lived assets, stock-based compensation, fair value of derivative liabilities, impairment of tangible and intangible assets and other contingencies.

Foreign Currency Translation - Assets and liabilities of KIT digital’s foreign subsidiaries are translated at period end exchange rates and related revenues and expenses are translated at average exchange rates in effect during the reporting periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are recorded in other income (expense), net.

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

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash held in foreign currencies as of December 31, 2010 and 2009 was $8,617 and $2,272, respectively. The amount of cash in excess of FDIC insured amounts as of December 31, 2010 and 2009, was $139,185 and $6,541, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of December 31, 2010, one customer accounted for approximately 11% of our trade accounts receivable. As of December 31, 2009, three customers accounted for approximately 39.6% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of December 31, 2010 and 2009, the Company had $2,068 and $2,032, respectively, of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days written notice.

Accounts Receivable - Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of December 31, 2010 and 2009 was $1,023 and $874, respectively.

Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of December 31, 2010 and 2009, our reserves for excess and obsolete inventory were $145 and $136, respectively.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for using the straight-line and declining balance methods of accounting over the estimated useful lives of the assets which range from one year to ten years. Leasehold improvements are amortized over the shorter of its useful life or lease term. Routine maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported in the statement of operations.

Income Taxes - We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments - Upon the adoption of a new standard effective January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet derivative accounting treatment. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected as income (expense). The fair value of the warrants issued was $15,736, $21,314 and $6,096 on January 1, 2009, December 31, 2009 and December 31, 2010, respectively. See Note 5, “Derivative Liabilities” for further information.

Revenue Recognition - We recognize revenue in accordance with the accounting standard, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  The Company’s material revenue streams are related to the delivery of IP video software solutions, including software-as-a-service (“SaaS”) fees, software usage fees, enterprise license fees, set-up/support services, storage, hardware components, content delivery and content syndication. Our solutions also include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics. The Company enters into revenue arrangements that may consist of multiple deliverables of components and services due to the needs of its customers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services has been rendered, the sales price is fixed or determinable, and collectability of the sale price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Multiple-Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of components and services. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted July 1, 2010 and applied retroactively to January 1, 2010, revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on best estimate of selling price (“BESP”).

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

Stock-Based Compensation - We record compensation expense for share-based awards issued to employees, directors and consultants in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the requisite service periods. Our share-based awards include stock options, warrants and restricted stock awards. We use the Black-Scholes-Merton option-pricing model (“Black-Scholes”) to measure fair value of option and warrant awards. The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the expected stock price volatility, the expected life of the option award, the risk-free rate of return and dividends during the expected term.

Net Income (Loss) Per Share - We compute net income (loss) per common share under the provisions of the accounting standard which establishes standards for computing and presenting earnings per share. It requires us to report both basic net (loss) income per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net (loss) income per share, which is based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding. All equivalent shares underlying options, warrants and unvested restricted shares were excluded from the calculation of diluted loss per share because we had net losses for all periods presented and therefore equivalent shares would have an anti-dilutive effect.

Recent Accounting Pronouncements –    In October 2009, the FASB issued Accounting Standards Update on Certain Revenue Arrangements That Include Software Elements, which changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of Software Revenue Recognition. This update is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We do not expect the adoption of this update to have a material impact.

In October 2009, the FASB issued Accounting Standards Update on Multiple-Deliverable Revenue Arrangements, which addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. The Company adopted this new standard during the quarter ended September 30, 2010 and it has been applied retrospectively to January 1, 2010. The adoption of this standard did not have a material impact on prior results, but will impact how these arrangements will be recognized prospectively.

The new guidance changes the criteria required to (1) separate deliverables into separate units of accounting when deliverables are sold in a bundled arrangement and (2) to allocate the arrangement’s consideration to each unit in the arrangement (such as, equipment, installation or commissioning services). Entities are now required to determine an estimated selling price for each separate deliverable following a hierarchy of evidence — Vendor-Specific Objective Evidence (“VSOE”), Third-Party Evidence (“TPE”) and, if VSOE and TPE do not exist, best estimate of selling price (“BESP”).

In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard will be effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance is not expected to have a material impact on the Company's financial position or results of operations.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Narrowstep acquisition (April 8, 2009).

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On October 1, 2009, we acquired The FeedRoom, Inc., a United States company engaged in online video communications (“FeedRoom”) in exchange for 948,636 shares of KIT digital common stock (the “Merger Shares”) and an additional 363,636 shares of our common stock issued in exchange for a $4,000 indirect investment in us by certain stockholders of FeedRoom immediately prior to the closing of the merger. The KIT digital common stock was issued to such stockholders at an effective price of $11.00 per share for a total purchase price of $12,631. The Merger Shares were delivered as follows: (i) 937,398 shares on closing; and (ii) 374,602 shares which will be retained by us for one year after the closing. The Company has allocated the aggregate cost of the acquisition to FeedRoom’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (October 1, 2009).

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On October 1, 2009, we acquired all Nunet AG, a German company engaged in video management for broadband, IPTV and mobile (“Nunet”) for an aggregate purchase price of EUR 7,647, consisting of: a cash payment of $8,048 (EUR 5,400) paid at closing; a convertible promissory note of EUR 1,663 due March 31, 2011; and another convertible promissory note of EUR 584 due June 30, 2010. These convertible promissory notes have since been converted into 339,540 shares of common stock valued at $3,321 and purchased by an unrelated party. This acquisition expands our client base with major international mobile network operators and enhances our platform with mobile capabilities. An additional $430 (EUR 300) was paid to the former owner at closing to cover brokers, introducing parties, management incentives and other transaction-related costs. This amount was expensed and is included in merger and acquisition and investor relations expenses in the consolidated statement of operations and comprehensive loss. The Company has allocated the aggregate cost of the acquisition to Nunet’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (October 1, 2009).

Current assets	$2,167
Property and equipment	1,917
Intangible assets – developed software	439
Intangible assets - customer list	1,316
Goodwill	8,888
Total assets acquired	14,727

Current liabilities	2,049
Capital leases	1,124
Total liabilities assumed	3,173

Net assets acquired	$11,554

The results of operations of Nunet for the period from October 1, 2009 to December 31, 2009 have been included in the consolidated statements of operations and comprehensive loss.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions

In late March 2010, we acquired Multicast Media Technologies, Inc., a United States company engaged in live event broadcasting, internet video and targeted multimedia communications (“Multicast”), in exchange for 1,312,034 shares of our common stock (the “Merger Shares”) and $4,746 in cash (the “Cash Consideration”). We valued the 1,312,034 shares at a share price of $12.24 with a discount of $3,132 due to the restriction on the sale of these shares for a total value of $12,927. The merger consideration was subject to adjustment upwards or downwards to the extent that the closing working capital of Multicast was greater or less than zero and subject to the final fair valuation of Merger Shares. Total consideration was $17,272. The Cash Consideration and Merger Shares were delivered as follows: (i) $4,000 in cash and 842,500 shares of our stock promptly following the closing; and (ii) a “holdback amount” of an additional $746 in cash and 469,534 shares of KIT digital common stock, less any amount used by KIT digital to offset negative working capital and satisfy indemnity claims as described below, will be delivered to such stockholders not later than one year after the closing or such later date as all indemnity claims have been resolved. Of the total “holdback amount,” $712 in cash and 196,798 Merger Shares were used to offset any negative working capital balance of Multicast as of the effective date of the merger. The remaining $34 in cash and 272,736 Merger Shares being held back by KIT digital will be used to indemnify KIT digital against any breaches of representations, warranties and covenants by Multicast, as well as against certain additional specified liabilities. The Company has allocated the aggregate cost of the acquisition to Multicast’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$984
Property and equipment	1,123
Intangible assets – developed software	562
Intangible assets – customer list	3,087
Intangible assets – trademarks	100
Goodwill	18,810
Total assets acquired	24,666

Current liabilities and assumed debt	(6,998)

Net assets acquired	$17,668

The results of operations of Multicast for the period from March 16, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On May 14, 2010, we acquired Benchmark Broadcast Systems Pte. Ltd., a Singapore company engaged in providing asset management solutions and integration of broadcast video systems, and subsidiaries (“Benchmark”), in exchange for 353,744 shares of our common stock and approximately $4,905 in cash (the “Cash Consideration”) at the time of acquisition. We valued the 353,744 shares at a share price of $13.80 with a discount of $976 due to the restriction on the sale of these shares for a total value of $3,906. The cost of the acquisition of Benchmark was valued at $15,762. Additionally, the cost includes $1,119 for the working capital due to the seller and a fair value of the contingent consideration of $8,378 estimated to be due after one year or two years from closing based on a percentage of revenue and meeting earnings targets. Of these amounts, $2,115 is included in the Balance Sheet in “Acquisition liability” and $7,382 is in the Balance Sheet in “Acquisition liability, net of current.” Pursuant to the agreement, we put $2,000 into escrow for potential future obligations, which is included in “Restricted Cash” in the Balance Sheet as of December 31, 2010. We have allocated the aggregate cost of the acquisition to Benchmark’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$2,523
Property and equipment	166
Intangible assets – customer list	200
Intangible assets – backlog	1,100
Goodwill	16,842
Total assets acquired	20,831

Deferred tax liability	(211)
Current liabilities and assumed debt	(4,858)

Net assets acquired	$15,762

The results of operations of Benchmark for the period from May 14, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations

In June 2010, we paid $2,900 in cash and issued 122,911 shares of our common stock valued at $1,250 to the former shareholders of Visual Connection a.s. (“Visual”), pursuant to an amendment to the Visual Share Purchase Agreement dated October 5, 2008 (“Visual SPA”) and in satisfaction of all remaining earn-out provisions. We have recorded an increase of $3,075 to “Goodwill” in the Balance Sheet as of September 30, 2010 and a reduction of $1,075 of the previously recorded contingent liability.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On September 8, 2010, we acquired Accela Communications, Inc., a United States company engaged in providing on-demand, video-based enablement and measurement tools (“Accela”), in exchange for 332,764 shares of our common stock valued at a share price of $9.27 with a discount of $604 due to the restriction on the sale of these shares for a total value of $2,481 and approximately $2,936 in cash at the time of acquisition, which included $1,106 in cash paid to debtors of Accela. Additionally, the cost includes an offset of $108 due to KIT for the working capital adjustment, which is included in the Balance Sheet in “Other current assets”. Total consideration was $5,417. We have allocated the aggregate cost of the acquisition to Accela’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$880
Property and equipment	172
Intangible assets – software	190
Intangible assets – customer list	860
Intangible assets - trademark	10
Goodwill	4,531
Total assets acquired	6,643

Deferred tax liability	(203)
Current liabilities and assumed debt	(1,468)

Net assets acquired	$4,972

The results of operations of Accela for the period from September 8, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On September 8, 2010, we acquired the assets of Megahertz Broadcast Systems, a United Kingdom company engaged in providing broadcast video systems integration (“Megahertz”), in exchange for $3,251 in cash at the time of acquisition. Additionally, the cost included $507 due to the seller for the working capital adjustment, which has been paid prior to December 31, 2010. We have allocated the aggregate cost of the acquisition to Megahertz’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,110
Property and equipment	165
Intangible assets – backlog	276
Intangible assets – customer list	399
Intangible assets – customer list	23
Goodwill	844
Total assets acquired	2,817

Current liabilities	(1,099)

Net assets acquired	$1,718

 The results of operations of Megahertz for the period from September 8, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On September 21, 2010, we acquired Brickbox Digital Media s.r.o., a Czech company engaged in providing digital video asset management solutions, and its international subsidiaries (“Brickbox”), in exchange for 339,476 shares of our common stock valued at a share price of $11.00 with a discount of $731 due to the restriction on the sale of these shares for a total value of $3,003 and approximately $7,600 in cash at the time of acquisition. Additionally, the cost includes a fair value for contingent consideration of $3,023 which will be based on 10 percent of revenue and meeting earnings targets over a four-year period after closing, which is included in the Balance Sheet in “Acquisition liability, net of current”. We have allocated the aggregate cost of the acquisition to Brickbox’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$2,797
Property and equipment	908
Intangible assets – customer list	3,000
Intangible assets – noncompete	100
Goodwill	9,013
Total assets acquired	15,818

Deferred tax liability	(654)
Current liabilities and assumed debt	(3,027)

Net assets acquired	$12,137

The results of operations of Brickbox for the period from September 21, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations

Selected unaudited pro forma combined results of operations for the year ended December 30, 2009, assuming the Multicast, Benchmark, Accela, Megahertz and Brickbox acquisitions occurred on January 1, 2009 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$116,251
Net loss	$(24,756)

Selected unaudited pro forma combined results of operations for the year ended December 31, 2010, assuming the Multicast, Benchmark, Accela, Megahertz and Brickbox acquisitions occurred on January 1, 2010 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$140,188
Net loss	$(38,875)

The acquisitions of Nunet AG and The FeedRoom, Inc. from October 2009 are not presented above in the proforma combined results of operations for the year ended December 31, 2009 as portions of these businesses ceased and management believes that the organization and nature of these businesses have changed significantly after acquisition.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(4) Acquisition Liabilities
	Year Ending	Year Ending
	December 31, 2010	December 31, 2009
Acquisition liabilities, current portion
Visual	$-	$1,075
Benchmark	2,115	-
	$2,115	$1,075

Acquisition liabilities, net of current
Benchmark	$7,382	$-
BrickBox	3,023	-
	$10,405	$-

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

(5) Derivative Liabilities

In June 2008, the Financial Accounting Standards Board issued a new accounting standard. Under this standard, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,737. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009, December 31, 2009 and December 31, 2010 were 5,806,230, 4,794,400 and 679,400, respectively. The number of shares for the determination of liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009, December 31, 2009 and December 31, 2010 were 2,886,038, 4,794,400 and 679,400, respectively.

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

The following tables summarize the components of derivative liabilities:

			Re-measurement
	December	December	date
	31, 2010	31, 2009	January 1, 2009
Fair value of warrants with anti-dilution provisions	$(6,096)	$(21,314)	$(15,736)

Significant assumptions (or ranges):
Trading market values (1)	$16.04	$11.00	$5.25
Term (years) (3)	2.35	3.35 to 4.00	4.35 to 5.00
Volatility (1)	57.73%	61.98%	101.98%
Risk-free rate (2)	0.61%	1.7%	1.55%
Effective Exercise price (3)	$7	$7	$5.92 (3)

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

The effects on our expense associated with changes in the fair values of our derivative financial instruments for the years ended December 31, 2010 and December 31, 2009 was $12,891 and $6,015, respectively.

On March 7, 2010, our board of directors approved the repurchase of certain outstanding warrants with exercise prices below the then-current market price from certain warrant holders (who had acquired the warrants in May 2008 private placement financings), including KIT Media, an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer and Wellington Management Company (“Wellington”), an entity with greater than a 10% holding in KIT digital’s outstanding common stock at the time of the transaction. KIT Media and Wellington were at the time considered related parties of the Company. The terms of the warrant repurchase were identical for KIT Media and Wellington, and the negotiation of such terms was led by Wellington. The Company offered to purchase and cancel these warrants at 133% of the intrinsic value of the warrants (but because intrinsic value was based on a 20-day trailing volume weighted average price of the underlying common stock at the time, the ultimate purchase price of the warrants ended up being below the actual intrinsic value at the date of purchase.).  These warrants with anti-ratchet dilution provisions totaling 3,030,747 were cancelled effective on March 31, 2010. Total payments for the settlement of these warrants was $22,232 and a loss of $1,665 was recorded in the derivative expense in the statement of operations. These warrants were included in the warrant buyback liability as at March 31, 2010 and were paid after such date. We also repurchased and cancelled another 403,577 warrants with anti-ratchet dilution provisions during the year ended December 31, 2010, at varying prices, from parties other than KIT Media and Wellington, for $1,342.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(6) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, a company beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services. The total amount paid to KIT Capital and included in our results of operations in the year ended December 31, 2010 and 2009 were $569 and $508, respectively.

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

See Note 5, “Derivative Liabilities” for a description of warrant repurchases from KIT Media and Wellington.

See Note 12, “Commitments and Contingencies”, for a description of Management Agreement with KIT Capital.

See Note 13, “Stock Issuances”, for a description of warrant repurchase from Robin Smyth, Chief Financial Offcier.

(7) Property and Equipment

Property and equipment consisted of the following:
			Estimated
	December 31,		Useful
	2010	2009	Lives in Years
Office equipment capital lease	$196	$1,183	3 - 5
Motor vehicles capital lease	103	625	2.25 - 5
Computer software	1,150	806	1 - 4
Leasehold improvements	1,013	1,114	1 - 8.5
Furniture and fixtures	1,157	1,022	2 -10
Office and network equipment	9,338	4,696	1 -5
	12,957	9,446
Accumulated depreciation and amortization	(6,970)	(3,749)
	$5,987	$5,697

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2010 and 2009 were $4,059 and $1,847 respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(8) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2010 and 2009, respectively are as follows:

Goodwill
Balance as of January 1, 2009	$15,167
Acquisitions	21,325
Balance as of December 31, 2009	$36,492
Acquisitions	53,144
Loss on disposal	(632)
Balance as of December 31, 2010	$89,004

Intangible assets include the following:

	December 31, 2010
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	3.25	$6,747	$(4,057)	$2,690
Customer list	5.5	15,106	(4,944)	10,162
Trademarks	4.5	133	(35)	98
Other	1.5	376	(78)	298
Total		$22,362	$(9,114)	$13,248

	December 31, 2009
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	3.25	$5,995	$(2,559)	$3,436
Customer list	4.5	6,960	(2,310)	4,650
Total		$13,455	$(5,369)	$8,086

Amortization expense on intangible assets for the years ended December 31, 2010 and 2009 were $4,309 and $2,355 respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(8) Goodwill and Other Intangible Assets (continued)

Estimated future annual amortization expense as of December 31, 2010 is as follows:

	Customer List	Software	Trademarks	Other	Total

2011	$2,382	$973	$28	$241	$3,624
2012	1,822	785	17	33	2,657
2013	1,703	584	17	24	2,328
2014	1,677	298	17	-	1,992
2015	1,536	50	17	-	1,603
Thereafter	1,042	-	2	-	1,044
Totals	$10,162	$2,690	$98	$298	$13,248

(9) Impairment of Intangible Asset

As of December 31, 2010, we determined that customer lists from the acquisition of Visual in October 2008 are impaired due to the sale in December 2010 of a portion of our business from this acquisition. We evaluated the ongoing value of these assets and based on this evaluation, we determined that customer lists with a carrying amount of $438 was impaired and therefore recorded a reduction of $438; this is recorded as loss on impairment of intangible assets in the consolidated statement of operations and comprehensive loss.

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

 (10) Notes Payable

In April 2010, we received $5,000 in gross proceeds from the issuance of a note to a third party investor. Interest is payable monthly in advance at 12.7% per year and matures on July 1, 2013.  We paid interest only of $22 for April 2010 and agreed to pay interest only of $42 for the next nine months. Commencing on February 1, 2011, payments for principal and interest are due in thirty equal consecutive payments of $188. A final balloon payment of $538 will be due and payable upon maturity. The note is secured by the Company’s property, including accounts receivable and inventory.  In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $14.24 per share, 40,976 shares of our common stock with a five year life through April 15, 2015. A debt discount of $183 was recorded related to these warrants and is being amortized over the term of the loan.

In June 2010, we received $1,000 in gross proceeds from the issuance of a note to a third party investor. Interest is payable monthly in advance at 12.7% per year and matures on September 1, 2013.  We paid interest only of $5 for June 2010 and agreed to pay interest only of $8 for the next nine months. Commencing on April 1, 2011 payments for principal and interest are due in thirty equal consecutive payments of $38. A final balloon payment of $108 will be due and payable upon maturity. The note is secured by the Company’s property, including accounts receivable and inventory.  In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $13.76 per share, 8,480 shares of our common stock with a five year life through June 14, 2015. A debt discount of $27 was recorded related to these warrants and is being amortized over the term of the loan.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(11) Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10.  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets will not be realized based on all available positive and negative evidence.
Income (loss) before income tax consisted of the following:

	2010	2009

United States Operations	$(21,503)	$(13,087)
Foreign Operations	(13,239)	(5,741)
Total	$(34,742)	$(18,828)

The components of the income tax expense (benefit) for the years ended December 31 are as follows:

	2010	2009
Current Taxes:
Federal	$-	$-
State	531	140
Foreign	1,094	157

Total current tax expense	1,625	297

Deferred Taxes:
Federal	(187)	-
State	(16)	-
Foreign	(904)	817

Total deferred tax expense (benefit)	(1,107)	817

Provision for (benefit from) income taxes	$518	$1,114

The following table is a reconciliation from our income tax provision (benefit) based on the U.S. Federal statutory income tax rate to the income tax expense (benefit) reported for financial statement purposes:

	2010	2009

U.S. Statutory Rate	34.00%	34.00%
State and Local Taxes, net of federal benefit	1.00%	2.44%
Foreign Rate Different Than Statutory	(2.29)%	(4.46)%
Permanent Differences	(17.24)%	(15.68)%
Change in Valuation Allowance	(17.35)%	(22.21)%
Other	0.39%	-
	(1.49)%	(5.91)%

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(11) Income Taxes (continued)

The Tax effects of temporary differences and net operating loss carry forwards that give rise to deferred tax assets and liabilities are as follows:
	2010	2009
Deferred Tax Assets:

Stock-Based Compensation	$2,671	$2,248
Compensation	116	141
Allowances for Doubtful Accounts	35	101
Depreciation and Amortization	511	125
Net Operating Losses	64,018	56,331
Restructuring Costs	995	257
Other	236	-
Total Deferred Tax Assets	68,582	59,203

Deferred Tax Liabilities:
Intangible and Fixed Assets	(4,867)	(2,126)

Valuation Allowance	(64,397)	(57,657)

Net Deferred Tax Asset (Liability)	(682)	(580)

As of December 31, 2010, the Company had approximately $133,000 of Federal, $234,000 of State and Local, and $21,000 of Foreign net operating losses (NOLs).  The Federal and State NOLs are available to offset future taxable income through 2030 and expire from 2019 to 2030.  The majority of the foreign NOL’s have no expiration.

The Company has not recognized a deferred asset for the NOLs at December 31, 2010 and expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.
Additionally, the Federal and State utilization of the above NOLs, in accordance with section 382 of the Internal Revenue Service code, could be limited or expired before the utilization due to stock ownership changes that may have occurred in the past or will occur in the future.  In certain foreign jurisdictions, the utilization of the NOLs may also be limited

During 2010, our valuation allowance increased by $6,740 from $57,657 in 2009 to $64,397 in 2010. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support a full or partial reversal.

As a matter of course, the Company can be audited by federal, state and foreign tax authorities.  No audits are currently in process.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(11) Income Taxes (continued)

A list of open years by major jurisdictions follows:

Jurisdiction	Tax Years
United States	1999 to 2010
New York State	1999 to 2010
New York City	1999 to 2010
Australia	2004 to 2010
Germany	2005 to 2010
United Kingdom	2006 to 2010
Czech Republic	2001 to 2010
India	2006 to 2010
Canada	2008 to 2010

(12) Commitments and Contingencies

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

The following is a schedule of future minimum payments under capital leases and operating leases as of December 31, 2010.

Periods January to December unless stated otherwise	Capital	Operating Property	Total

2011	$667	$2,856	$3,523
2012	133	1,846	1,979
2013	10	873	883
2014	7	253	260
2015	5	38	43
Thereafter	-	2	2

Total Minimum Lease Payments	822	$5,868	$6,690
Less Amount Representing Interest	(39)

Total Obligations Under Capital Leases	$783

Rent expense amounted to $2,003 and $1,694 for the years ended December 31, 2010 and 2009, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(12) Commitments and Contingencies (continued)

Employment Agreements - On December 18, 2007, the Company entered into the Management Agreement with KIT Capital for a term commencing on January 9, 2008 and terminating on January 9, 2011, unless sooner terminated or mutually extended. This agreement has been extended until March 31, 2011 to facilitate discussions with respect to renewing the agreement or entering into a similar agreement. The Management Agreement provided for an aggregate compensation for KIT Capital as follows: (i) $51 monthly (which has been subsequently adjusted downwards at various dates based on the headcount), which includes the cost of at least three employees inclusive of benefits and taxes, (ii) signing incentive payment of $69, (iii) an incentive bonus equal to the greater of (x) the preceding twelve months’ base compensation or (y) the previous month’s monthly installment of base compensation multiplied by twelve if the Company shall achieve 2 consecutive quarters of profitability or the Company’s total monthly revenue equals or exceeds $6,000, and (iv) a “ phantom stock plan ” for 60,000 shares that vest over a 36-month period. The Management Agreement provides that upon termination of the Management Agreement or after the Management Agreement’s expiration date for any reason except cause (as defined in the Management Agreement), the Company shall pay KIT Capital, in addition to any other payments due hereunder, a cash severance payment equal to the greater of (i) the total amount paid to KIT Capital during the preceding twelve months, including base compensation and all bonuses, and (ii) the previous month’s monthly installment of base compensation multiplied by twelve.

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

On November 24, 2010, we completed an underwritten public offering of 8,000,000 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-169918), which was originally filed and declared effective in October 2010, and related prospectus supplement dated November 19, 2010. We sold shares at a price of $12.00 per share and received $96,000 in gross proceeds and approximately $89,489 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. We subsequently sold 1,200,000 additional shares of common stock pursuant to an underwriters’ over-allotment option on December 10, 2010, and received $14,400 in gross proceeds and approximately $13,449 in net proceeds.

As of December 31, 2010, the outstanding warrants (excluding the warrants included in the derivative liability of 679,400 and stock-based compensation of 34,286) were 781,737 with a weighted average exercise price of $39.28. As of December 31, 2009, the outstanding warrants (excluding the warrants included in the derivative liability of 4,794,400 and stock-based compensation of 34,286) were 510,639 with a weighted average exercise price of $51.36.

During the quarter ended December 31, 2010, we issued 9,282,900 shares of common stock. Of this amount, we issued 8,000,000 shares in the November 2010 public offering, 1,200,000 shares in the December 2010 over-allotment, 24,487 shares for the exercise of warrants with proceeds of $77, 47,263 shares for the exercise of options with proceeds of $335 and 11,150 shares for compensation valued at $148.

In April 2010, the Company repurchased and cancelled a warrant to purchase 47,143 shares from Robin Smyth, our Chief Financial Officer. The terms of the warrant repurchase were identical to Wellington and KIT Media, the negotiation of which terms was led by Wellington, and has been described herein.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(14) Stock-Based Compensation

On March 17, 2008, the board of directors adopted an incentive compensation plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan currently has reserved 857,143 shares of common stock for issuance. The 2004 Stock Option Plan has reserved 342,858 shares of common stock for issuance. In November 2009, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 2,642,857 to an aggregate of 3,500,000 shares of common stock subject to ratification by our stockholders at our next Annual Meeting of Stockholders. At our annual meeting of stockholders held on September 30, 2010, our stockholders approved an amendment to our 2008 Incentive Stock Plan increasing the number of shares of common stock reserved for issuance thereunder by 2,642,857 shares to 3,500,000 shares from 857,143 shares. In December 2010, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 1,500,000 to an aggregate of 5,000,000 shares of common stock subject to ratification by our stockholders. Subsequently, as a result of acquisition activity,  our board of directors authorized at the board meeting on March 5, 2011 to increase the number of shares which may be issued under the 2008 Incentive Plan to a total of 6,000,000 shares, subject to the approval of our shareholders.

The Company’s outstanding unvested stock options have maximum contractual terms of up to five years, principally vest on a quarterly basis ratably over four years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, warrants and restricted stock awards, based on the fair value of the award at the date of grant in accordance with the modified prospective method. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options and warrants granted and recognizes compensation costs ratably over the requisite service period, net of estimated forfeitures. For restricted stock awards, the grant-date fair value is the quoted market price of the stock.

For the years ended December 31, 2010 and 2009, the Company recognized $4,705 and $1,922, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Included in the 2010 amount of $4,705, is $148 of stock issued for compensation, $317 for restricted stock units vested in 2010 and $253 for restricted stock. Included in the 2009 amount of $1,922, is $261 of stock issued for compensation, $261 for a 2009 bonus accrued for which stock is to be issued in 2010 and $18 for director’s compensation accrued and to be paid in stock in 2010. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date. During the year ended December 31, 2010, a total of 11,428 of these warrants vested with 31,428 vested and 2,858 unvested as of December 31, 2010. During the year ended December 31, 2009, a total of 11,428 of these warrants vested with 20,000 vested and 14,286 unvested as of December 31, 2009. The intrinsic value as of December 31, 2010 and 2009 of these outstanding warrants and exercisable warrants were $390 and $218, respectively.

As of December 31, 2010, there was approximately $17,693 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.3 years. As of December 31, 2009, there was approximately $2,989 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:
	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected life (in years)	3.87	3.75
Risk-free interest rate	1.07%	2.87%
Volatility	65.34%	76.96%
Dividend yield	0	0

In 2010, we estimated the expected term of stock options using historical exercise experience and used a forfeiture rate of 25% for employees and 0% for officers and directors.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(14) Stock-Based Compensation (continued)

A summary of the status of stock option awards and changes during the years ended December 31, 2009 and December 31, 2010 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at January 1, 2009	501,613	$5.25
Granted	494,964	7.74
Exercised	(14,054)	2.80
Cancelled, expired, or forfeited	(104,550)	8.65
Outstanding at December 31, 2009	877,973	7.14
Granted	3,532,065	11.43
Exercised	(61,936)	8.46
Cancelled, expired, or forfeited	(444,678)	11.16
Outstanding at December 31, 2010	3,903,424	10.54	4.22	$21,468
Exercisable at December 31, 2010	1,009,878	9.43	3.71	$6,673

The weighted-average grant-date fair value of option awards granted during the years ended December 31, 2010 and 2009 was $6.22 and $4.41, respectively.

(15) Sale of subsidiary

On December 24, 2010, we sold a portion of our business in the Czech Republic focusing on professional services and non-Saas activities, in exchange for $2,476 in cash to former owners of this business.

We also received $524 in cash as an initial payment against the loan outstanding to the company. The amount payable of $11,371 from the subsidiary at the time of sale to the company has been converted to a loan receivable secured by the assets of the former subsidiary. The balance as of 12/31/10 was $10,847.
In addition, we have entered into a re-seller agreement with the buyer for any future sales that are in line with our core activities.

We expect to have significant direct continuing cash flows from the retained portion of the subsidiary and have therefore presented results in continuing operations.

The following table summarizes the assets and liabilities sold at the date of disposal.

Current assets	$8,881
Property and equipment	585
Total assets	9,466

Total liabilities	(6,990)

Net assets sold	$2,476

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

 (16) Restructuring Charges

In the first quarter of 2010, management approved restructuring plans for entities acquired in the fourth quarter of 2009 which included a workforce reduction, reduction in costs related to excess and vacated facilities under non-cancelable leases and settlement of contracts. Management expects to make the remaining employee termination costs payments in 2011 and the facility closing costs and contract settlement payments into 2012.

The following table summarizes the restructuring charges for the years ended December 31, 2010 and 2009:

	Year ended	Year ended
	December 31, 2010	December 31, 2009
Employee termination costs	$2,566	$708
Contract settlements	67	48
Facility closing costs	848	1,793
Total restructuring charges	$3,481	$2,549

The following table summarizes the restructuring activity for the two years ended December 31, 2009 and 2010:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of January 1, 2009	$-	$-	$-	$-

Additions	708	48	1,793	2,549
Reversal	-	-	-	-
Cash payments	(708)	(48)	(964)	(1,720)
Balance as of December 31, 2009	$-	$-	$829	$829

Additions	2,632	67	1,031	3,730
Reversal	(66)	-	(183)	(249)
Cash payments	(1,354)	(54)	(1,159)	(2,567)
Balance as of December 31, 2010	$1,212	$13	$518	$1,743

The accrued restructuring of $1,743 and $829 are included in accrued expenses in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(17) Integration Expenses

The Company has recorded integration charges related to the cost overlap due to the reorganization and integration of acquisitions of $16,539 for the year ended December 31, 2010.

The Company has recorded integration charges related to the redundancy in staff and consultants for the transition of technology infrastructure during reorganization due to the centralizing of resources in Prague of $4,429 for the year ended December 31, 2009.

(18) Segment Reporting

The following table provides revenue and assets by major geographical location.
	Year ended
	December 31,
	2010	2009
Revenue:
EMEA	$57,517	$33,106
AsiaPac	26,489	10,501
Americas	22,591	3,677

Total revenue	$106,597	$47,284

	December 31,	December 31,
	2010	2009
Assets:
EMEA	$41,574	$21,887
AsiaPac	10,861	3,743
Americas	9,119	4,447
Corporate	237,106	50,337
Total assets	$298,660	$80,414

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(19) Subsequent Events

Kickapps Acquisition - On January 28, 2011, KIT digital, Inc. acquired 100% ownership of KickApps Corporation, a Delaware corporation (“KickApps”), through a merger of a wholly-owned subsidiary of KIT digital with and into KickApps. KickApps, headquarted in New York City, is a leading provider of solutions that enable the creation and management of next generation video-based Web experiences. Its solutions consist of a suite of hosted social and media applications and services that drives deeper relationships with customers, and which are used by some of the world’s largest brands to grow and engage online audiences.

Under the Merger Agreement, at the closing of the transaction, KickApps stockholders received 3,010,294 shares of KIT digital’s common stock.  All vested KickApps options not exercised prior to the merger were cashed-out, and KIT digital will issue new options to KickApps employees with similar vesting provisions. Holders of KickApps common stock receiving total consideration in the merger of less than $7 do not receive any KIT digital common stock, but are instead paid in cash.

KIT digital will hold 528,507 shares of the merger consideration in escrow for a period not to exceed 15 months following the merger to cover any warranty claims related to undisclosed commercial or tax liabilities or litigation. KIT digital's post-closing remedy for all claims will be limited to the escrowed funds, although the preferred stockholders of KickApps have agreed to indemnify KIT digital against certain liabilities up to the total value of the shares of KIT digital common stock issued to them.

All KIT digital common stock issued in exchange for KickApps preferred stock will be subject to contractual restrictions on their transfer, with 60% of such stock being released from this restriction on the first anniversary of the merger and the balance on the second anniversary of the merger. In addition, certain members of management of KickApps have agreed to be bound by the transfer restriction with respect to the KIT digital common stock issued in exchange for their KickApps common stock.  The shares of KIT digital common stock issued in this transaction are subject to certain demand Form S-3 and piggyback registration rights after the transfer restriction has terminated.

Kewego Acquisition - On January 26, 2011, KIT digital entered into a Stock Purchase Agreement with the shareholders of Kewego S.A., a société anonyme organized under the laws of France (“Kewego”), pursuant to which KIT digital purchased, on the same date, all of the issued and outstanding shares of capital stock of Kewego. Kewego, based in Paris, provides enterprises, media operators, and communication agencies with professional IP-based, multi-screen video asset management solutions for managing, broadcasting and monetizing videos on IP connected devices, including PCs, mobile phones, iPads, connected TVs and gaming consoles.

The consideration for all of Kewego’s outstanding stock was €25,655, subject to a customary post-closing adjustment for working capital and net cash.  The purchase price consisted of €8,750 in cash and the issuance of 1,411,704 shares of KIT digital common stock.  The shares of KIT digital common stock were issued pursuant to an exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended.

Kyte Acquisition - On January 25, 2011, KIT digital, through a wholly-owned subsidiary, acquired decentraltv Corporation, a Delaware corporation doing business as Kyte (“Kyte”). Kyte, based in San Francisco, is a leading cloud-based publishing platform that enables companies to deliver live and on-demand video experiences to websites, mobile devices and connected TVs.

At the closing of the acquisition, KIT digital paid $3,023 to the stockholders of Kyte, $582 to third parties for expenses for which Kyte was responsible, and issued for the benefit of the stockholders of Kyte 189,348 shares of its common stock, of which 56,803 shares are to be held in escrow for a period of one year to secure certain indemnification obligations of Kyte and its stockholders.  On the one-year anniversary of the acquisition, KIT digital is obligated to pay up to an additional $500 in cash and issue up to an additional $500 in KIT digital common stock to former Kyte stockholders if specified financial milestones are achieved by that business.

Polymedia Acquisition - On March 16, 2011 KIT digital, Inc. signed a definitive agreement to acquire Polymedia for a net consideration of $34.4 million, plus certain limited performance-based earn outs. Based in Milan, Italy, Polymedia is the IP video platform-provisioning subsidiary of TXT e-solutions, a public company listed on the Italian Stock Exchange (TXT IM).

In consideration for 100% of Polymedia's shares on a debt-free and cash-free basis, the transaction includes guaranteed payments of approximately $34.4 million at closing, comprised of $17.2 million in cash and up to $17.2 million in KIT digital common stock. KIT digital retains the right to pay any portion of the stock consideration in cash at its sole election for a period of approximately 90 days from the date of closing of the transaction. A certain additional amount will be paid in cash as an offset against positive working capital at closing, and the transaction includes up to $4.2 million of KIT digital common stock or cash, at KIT digital's election, pursuant to aggressive, corporate performance-based earn-outs at the first and second anniversary of the transaction.

The Company is in the process of gathering the necessary information for the initial allocations for these acquisitions.