Form 10-K/A
period 2010-12-31
KIT digital, Inc.
filed 2011-05-02
CIK 1076700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K ON FORM 10-K/A

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34437

KIT digital, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3447894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 West 17th Street - 2nd Floor	10011
New York, New York	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:+1(212) 661-4111

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes ☐   No  ☐(not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 29, 2011, 38,404,833 shares of the registrant’s common stock were issued and outstanding.

KIT digital, Inc.

AMENDMENT NO. 1 TO 2010 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Page
PART I

Explanatory Note		ii
Item 1.	Business	N/A
Item 1A.	Risk Factors	N/A
Item 1B.	Unresolved Staff Comments	N/A
Item 2.	Properties	N/A
Item 3.	Legal Proceedings	N/A
Item 4.	Reserved	N/A

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	N/A
Item 6.	Selected Financial Data	N/A
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	N/A
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8.	Financial Statements and Supplementary Data	N/A
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
Item 9A.	Controls and Procedures	N/A
Item 9B.	Other Information	N/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13.	Certain Relationships and Related Transactions, and Director Independence	20
Item 14.	Principal Accountant Fees and Services	21

PART IV

Item 15.	Exhibits and Financial Statement Schedules	23

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

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K for the year ended December 31, 2010 is being filed to add Items 10 through 14 of Part III of the Annual Report on Form 10-K, which were omitted in reliance on General Instruction G(3) thereto.

ii

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, and their positions with us, as of March 31, 2011:

Name	Age	Position with Company	Director Since
Kaleil Isaza Tuzman	39	Chairman of the Board and Chief Executive Officer	2008
Gavin Campion	38	President and Director	2008
Robin Smyth	57	Chief Financial Officer and Director	2003
Christopher Williams	52	Executive Vice President, Product Development and Director	2010
Daniel W. Hart	37	Director	2008
Lars Kroijer	39	Director	2008
Joseph E. Mullin III	37	Director	2010
Santo Politi	45	Director	2011
Wayne Walker	52	Director	2008

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Kaleil Isaza Tuzman was elected Chairman of the Board and has served as our Chief Executive Officer since January 2008. Mr. Isaza Tuzman has worked in the digital media industry since the late 1990s as a venture capitalist and entrepreneur. From 2005 to 2007, he served as the President and Chief Operating Officer of JumpTV Inc., subsequently acquired by Neulion, Inc. (TSX: NLN), a leader in IP-based broadcasting of international television and sports. From 2002 to date, Mr. Isaza Tuzman has served as the Managing Partner of KIT Capital, Ltd. (“KIT Capital”), a software and digital media-focused restructuring and merchant banking firm which merged into Dubai-based merchant bank KCP Capital in 2008. From 2001 to 2002, he served as Chairman and Chief Executive Officer of KPE, Inc., a leading digital media services company. Prior to that, Mr. Isaza Tuzman worked at Goldman Sachs, in investment banking and equities risk arbitrage. He has been a member of the Council on Foreign Relations, and has acted as a U.S. trade representative. Mr. Isaza Tuzman graduated magna cum laude and holds an A.B. from Harvard University and holds graduate certificates in International Relations from El Colegio de México and in Latin American Studies from Harvard University.

As the Chairman, Chief Executive Officer and one of our largest stockholders (through entities controlled by him including KIT Media Ltd. (“KIT Media”) and KIT Capital), Mr. Isaza Tuzman leads the board and guides the company.  Mr. Isaza Tuzman brings extensive IP video industry knowledge to the company and a deep background in technology growth companies, emerging markets, mergers and acquisitions, and capital market activities.  His service as Chairman and Chief Executive Officer creates a critical link between management and the board.

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

Mr. Campion’s 14+ years of experience in digital media and growth companies, day-to-day operational leadership of the company and in-depth knowledge of our products and services make him well qualified as a member of our board.

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

Mr. Smyth demonstrates extensive knowledge of complex, cross-border financial, accounting and operational issues highly relevant to our business. He also brings transactional expertise, including mergers and acquisitions, equity offerings and bank financings.

Christopher Williams has served as a Director since May 2010 and has served as Executive Vice President, Product Development since June 2010. He has 30 years of experience founding and managing technology companies. He was previously the Chief Technology Officer of Infinetics Technologies, Inc., a developer of a new generation of high performance network routers and services for the cloud computing and mobile network markets, which he co-founded in September 2009, and Free Flow Power Corporation, the largest developer of river hydrokinetic electric power projects in North America, which he co-founded in July 2007. Since November 2003, Mr. Williams has also been the managing director of Newforth Partners LLC, a provider of strategic consulting, M&A and private placement services to small and mid-sized high technology companies.  Since July 2008, he has been a member of the board of directors of Asparity Decision Solutions, a provider of decision support and data solutions in healthcare and employee benefits. Mr. Williams previously served as the Chief Technology Officer to Reverbix, Inc., a supplier of voice community and messaging platforms, from May 2005 to July 2007. Mr. Williams received a B.S. degree in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

Mr. Williams provides nearly 30 years’ experience in leading and managing technology and product development operations in quickly evolving industries.

Daniel W. Hart has served as a Director since March 2008. Mr. Hart is the founder and managing partner of River Road Ventures, a private equity and advisory firm, since February 2004. River Road Ventures merged into KCP Capital in 2008. Prior to founding River Road Ventures, Mr. Hart founded Fundamental Capital, an investment partnership which integrated operational management with early-stage venture capital. Mr. Hart’s entrepreneurial and investing background has focused on the digital media, wireless, semiconductor, enterprise software areas. Mr. Hart is a board member of KIT Media. Mr. Hart holds an A.B. in economics from Harvard University.

Mr. Hart’s over 15 years of day-to-day operational leadership of technology companies and his service as a board member and investor in many early-stage and growth companies make him well qualified a member of our board.

Lars Kroijer has served as a Director since February 2008. Mr. Kroijer is the founder and Chief Executive Officer of Holte Capital Ltd., a special situations hedge fund, since April 2002. From June 1999 to March 2002, Mr. Kroijer worked for HBK Investments focusing on special situations investing and event-driven arbitrage. Prior to that, Mr. Kroijer worked for SC Fundamental, a value-focused hedge fund, and for Lazard Frères, a boutique investment banking firm. Mr. Kroijer graduated magna cum laude  and holds an A.B. from Harvard University and an M.B.A. from Harvard Business School.

Mr. Kroijer has extensive knowledge of capital markets and risk analysis in particular, making his input invaluable to our board’s discussions of our capital markets activities, cash management and risk mitigation.

Joseph E. Mullin III has served as a Director since August 2010 and is Chairman of our Audit Committee.  Mr. Mullin was previously a Portfolio Manager based in London for Millennium Global Investments Ltd., an independent, privately-owned investment management firm, where he held several positions including Senior Analyst since October 2007.  Prior to Millenium Global, Mr. Mullin was a Research Analyst at WL Ross & Co. LLC (now part of Invesco Ltd.), a larger buy-out and restructuring focused asset management firm, from April 2001 to October 2007.  Mr. Mullin began his career as a Financial Analyst in the Investment Banking Division of Goldman Sachs & Co.  Mr. Mullin holds an A.B. degree from Harvard College.

Mr. Mullin’s experience in private equity investing, operational and financial restructuring, and the emerging markets (with a focus on Latin America) make him well qualified to be a member of our board.

Santo Politi has served as a Director since January 2011.  He is a co-founder and General Partner of Spark Capital, a media, entertainment and technology focused venture fund, as well as a General Partner of several of its venture investment partnerships.  Since its founding in 2005, Mr. Politi has been involved in leading Spark Capital’s investments in more than 50 private technology companies including companies in the internet video field.  From December 2005 to January 2011, Mr. Politi served as a director of KickApps Corporation, which was recently acquired by KIT digital.  Prior to founding Spark Capital, Mr. Politi was a Partner at Charles River Ventures, a venture capital fund, from 2001 to 2004, the President of New Media for Blockbuster Entertainment from 1999 to 2000, and co-founder of BT Venture Partners, an early-stage venture capital firm affiliated with Bankers Trust, from 1997 to 1999.  Mr. Politi has also previously held various engineering and management positions with the Video Systems Division of Matsushita Electric Industrial from 1993 to 1997, Panasonic Broadcast and Televisions Systems Company from 1990 to 1993 and Western Instruments, a subsidiary of Schlumberger Industries, from 1989 to 1990.  Mr. Politi was the recipient of an Emmy® Excellence in Technology Award.  He has also been named multiple times to the Forbes Midas List, which ranks top venture capitalists who have created the most wealth for their investors.  Mr. Politi holds an M.B.A. degree in finance from the Wharton School of the University of Pennsylvania.

Mr. Politi’s in-depth knowledge of the IP video market and the broad range of companies in the industry make him well qualified as a member of our board of directors.  He also brings transactional expertise including mergers and acquisitions and capital markets.

Wayne Walker has served as a Director since January 2008 and is Chairman of our Compensation Committee and our Nominations and Corporate Governance Committee. Mr. Walker has served as the managing partner of Walker Nell Partners, Inc. since 2004. He has more than 20 years of experience in corporate law and corporate restructuring. Prior to establishing Walker Nell, he served as the Principal of Parente Randolph, LLC, an accounting and consulting firm, from July 2001 to February 2004. He served as Senior Counsel of DuPont Corporation from 1984 to 1998 and as Chairman of Habitat for Humanity from 1995 to 1998. He holds a B.A. from Loyola University New Orleans and a J.D. from Catholic University of America. He also studied finance for non-financial managers at the University of Chicago’s Graduate School of Business.

Mr. Walker is well qualified to serve as a director of our company due to his substantial knowledge and over 20 years of working experience in corporate controls and governance, restructuring and corporate litigation.

Board of Directors

Our board of directors held 6 meetings during 2010. Each director then serving attended 75% or more of the aggregate of: (1) the total number of board meetings; and (2) the total number of meetings of the committee(s) of which he is a member, if any. We do not have a written policy on board attendance at annual meetings of stockholders; however we do schedule a board meeting immediately after the annual meeting for which members attending receive compensation. The table below describes the board’s committees.

Committee Name	Members	Number of Meetings in 2010	Principal Functions
Audit Committee	J. Mullin (Chairman) S. Politi W. Walker	8
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

Compensation Committee	W. Walker (Chairman) L. Kroijer J. Mullin	6
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

Nominations and Corporate Governance	W. Walker (Chairman) L. Kroijer J. Mullin	6
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

Technology and Product Development	C. Williams (Chairman) D. Hart G. Campion	2
•      Monitoring and reviewing our product technology strategy.
•      Monitoring and reviewing our major product development-related expenditures and initiatives in support of our evolving global business needs.
•      Areas of review include but are not limited to:  significant new product lines or technology investments, the technology component of mergers and acquisitions, the on-going market relevance of our technology platform, our response to external technology based threats and opportunities, the competitiveness of our technology platform and related products, and the mitigation of any risks in the above areas.

Mergers and Acquisitions	D. Hart (Chairman) L. Kroijer J. Mullin S. Politi	0	• Reviewing and assessing potential mergers, acquisitions, strategic investments, divestures and joint ventures.

Director Independence

The board of directors has determined that Messrs. Hart, Kroijer, Mullin, Politi and Walker are “independent,” as independence is defined in the listing standards for the Nasdaq Stock Market.  Accordingly, five of the nine directors are independent.  Although Mr. Hart is a board member of KIT Media, one of our largest single stockholders, he is neither a controlling shareholder nor employee of KIT Media, and is not disqualified under Nasdaq’s independence standards from being considered an independent director by us.

Board Leadership Structure

Kaleil Isaza Tuzman has been our Chairman of the Board and Chief Executive Officer since December 2007 when Mr. Isaza Tuzman, through entities controlled by him, made a significant investment in our company and assumed management control of the company.  We believe that having one person, particularly Mr. Isaza Tuzman with his wealth of industry and executive management experience, his extensive knowledge of the operations of the company and his own history of innovation and strategic thinking, serve as both Chief Executive Officer and Chairman is the best leadership structure for us because it demonstrates to our employees, customers and stockholders that the company is under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. This unity of leadership promotes strategy development and execution, timely decision-making and effective management of our resources. We believe that we have been well-served by this structure.

As described above, five of our nine directors are independent.  In addition, all of the directors on each of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are independent directors and each of these committees is led by a committee chair.  The committee chairs set the agendas for their committees and report to the full board on their work.   As required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person board meeting.  All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes.  Our independent directors bring experience, oversight and expertise from outside the company and industry, while our Chairman and Chief Executive Officer and Messrs. Campion, Smyth and Williams bring company-specific experience and expertise.

Risk Oversight

While the board of directors is responsible for overseeing our risk management, the board has delegated many of these functions to the Audit Committee.  Under its charter, the Audit Committee is responsible for discussing with management and the independent auditors our major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure.  In addition to the Audit Committee’s work in overseeing risk management, the full board regularly engages in discussions of the most significant risks that we are facing and how those risks are being managed, and the board receives reports on risk management from senior officers of the company and from the chair of the Audit Committee.  In addition, the Chairman and Chief Executive Officer’s extensive knowledge of the company uniquely qualifies him to lead the board in assessing risks.  The board of directors believes that the work undertaken by the Audit Committee, the full board and the Chairman and Chief Executive Officer, enables the board to effectively oversee our risk management function.

Audit Committee

The Audit Committee is comprised of three non-employee directors, each of whom is independent as defined under Nasdaq’s listing standards. The board of directors has determined that each committee member qualifies as an “audit committee financial expert.” The Audit Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time. The Audit Committee was established in 2008. In 2007 and until the formation of the Audit Committee in 2008, the entire board of directors performed the functions of the Audit Committee.

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

Nominations and Corporate Governance Committee

The Nominations and Corporate Governance Committee is comprised of three non-employee directors, each of whom is independent as defined under Nasdaq’s listing standards. The Nominations and Corporate Governance Committee functions pursuant to a written charter, under which the committee has such powers as may be assigned to it by the board from time to time. The Nominations and Corporate Governance Committee was established in 2008. In 2007 and until the formation of the Nominations and Corporate Governance Committee in 2008, the entire board of directors performed the functions of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee will consider candidates for director recommended by our stockholders.

The Nominations and Corporate Governance Committee is responsible for the Company’s qualification and nomination of potential board members. Pursuant to the committee’s charter, the Nominations Committee reviews the qualities and skills of prospective members of the board of directors and generally requires that director candidates be qualified individuals who, if added to the board of directors, would provide the mix of director characteristics, experience, perspectives and skills appropriate for our company. Criteria for selection of candidates include, but are not limited to: (i) business and financial acumen, as determined by the independent directors in their discretion, (ii) qualities reflecting a proven record of accomplishment and ability to work with others, (iii) knowledge of our industry, (iv) relevant experience and knowledge of corporate governance practices, and (v) expertise in an area relevant to us. Potential board members should not have commitments that would conflict with the time commitments of a director of the company.

While we do not have a formal diversity policy for board membership, the board does seek to ensure that its membership consists of sufficiently diverse backgrounds, meaning a mix of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions.  In considering candidates for the board, the independent directors consider, among other factors, diversity with respect to viewpoints, skills, experience and other demographics.

Technology and Product Development Committee

In July 2010, the board of directors established a Technology and Product Development Committee.  The principal functions of this committee are to monitor and review our product technology strategy and major product development-related expenditures and initiatives in support of our evolving global business needs.  The committee, which may include management directors and individuals who are not directors, is currently composed of Messrs. Williams (Chairman), Hart and Campion.

Mergers and Acquisitions Committee

In August 2010, the board of directors established a Mergers and Acquisitions Committee. The principal functions of this committee are to review and assess, and assist the board in reviewing and assessing, potential mergers, acquisitions, strategic investments, divestitures and joint ventures. The committee, which may include management directors and individuals who are not directors, is currently composed of Messrs. Hart (Chairman), Kroijer, Mullin and Politi.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to us or written or oral representations that no other reports were required, we believe that during 2010, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation.

The following table describes the compensation awarded to the Chief Executive Officer and our two most highly compensated executive officers (other than the CEO) who were serving as executive officers on December 31, 2010 (the “Named Executive Officers”):

Summary Compensation Table

				Option	Stock
Name and		Salary	Bonus ($)	Awards ($)	Awards ($)	Total
Principal Position	Year	($)	(4)	(5)	(5)(6)	($)

Kaleil Isaza Tuzman (1)	2010	253,492	150,000	1,557,750	1,637,800	3,599,042
(amounts paid to KIT Capital, a company controlled by Mr. Isaza Tuzman) Chairman and Chief Executive Officer	2009	277,789	—	—	—	277,789

Gavin Campion (2)	2010	200,000	150,000	1,004,400	1,047,433	2,401,833
President and Director	2009	200,000	—	—	—	200,000

Robin Smyth (3)	2010	200,000	150,000	641,700	672,360	1,664,060
Chief Financial Officer, Secretary, Treasurer and Director	2009	148,250	—	—	—	148,250

(1)
Kaleil Isaza Tuzman serves as our Chairman and Chief Executive Officer and was appointed to these positions on January 9, 2008. The total amount paid to KIT Capital (the entity that provides his services) in 2010 and 2009 was $418,750 and $477,750, respectively, of which $253,492 and $277,789, respectively, was paid to Mr. Isaza Tuzman, and the remainder was paid to other KIT Capital personnel dedicated full-time to KIT digital. These amounts include employer taxes, healthcare costs and other benefits. It also includes KIT Capital corporate fees, including legal, accounting, insurance, data hosting and parking related to KIT digital. The Bonus listed above applies to 2010 only, but the Option Awards and Stock Awards compensation listed for 2010 represent the estimated total compensation related to an executive compensation program which was instituted during 2010, and is subject to performance and time-based vesting thresholds over a period of several years.

(2)
Mr. Campion serves as our President and a director. Mr. Campion was appointed President in April 2008 and was appointed as a director in November 2008. The compensation listed is only for Mr. Campion’s services as an executive officer, upon his appointment as President and not for his prior service. The Bonus listed above applies to 2010 only, but the Option Awards and Stock Awards compensation listed for 2010 represent the estimated total compensation related to an executive compensation program which was instituted during 2010, and is subject to performance and time-based vesting thresholds over a period of several years.

(3)
Mr. Smyth served as our Chief Financial Officer, Secretary and Treasurer through April 27, 2009 and, after a five-month leave, rejoined us on September 28, 2009. The Bonus listed above applies to 2010 only, but the Option Awards and Stock Awards compensation listed for 2010 represent the estimated total compensation related to an executive compensation program which was instituted during 2010, and is subject to performance and time-based vesting thresholds over a period of several years.

(4)	Represents a bonus awarded by the Compensation Committee related to achieving particular operational and strategic milestones in 2010. Such amount was paid in 2011.

(5)
Amounts reflect the aggregate grant-date fair value in accordance with FASB ASC Topic 718 for equity awards granted to the Named Executive Officers during the applicable year, even if such equity awards are actually earned over a period of several years. The assumptions we use in calculating these amounts are discussed in Note 14 of the Notes to our consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

(6)
Includes both Time-based RSUs and Performance and Time-based RSUs. The Time-based RSU’s vest in forty- eight (48) equal monthly installments based on continued employment. The Performance and Time-based RSUs vest in forty-eight (48) equal monthly installments based on continued employment and the Company’s stock 20-day volume weighted average stock price exceeds the grant date closing price by 115% for 50% of the grant and by 130% for 50% of the grant. Both of these performance targets were met before the end of October 2010.

Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements

KIT Capital Management Agreement.  During 2010 and 2009, the managerial services of Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, and two non-executive personnel, were provided to us through KIT Capital, which is beneficially controlled by Mr. Isaza Tuzman. For these services, we paid KIT Capital aggregate fees of $418,750 in 2010 and $477,750 in 2009 for these three individuals, of which $286, 438 in 2010 and $277,789 in 2009 was paid to Mr. Isaza Tuzman and the remainder to other KIT Capital personnel dedicated full-time to KIT digital, as well as for employer taxes, healthcare costs, corporate fees and other expenses related to KIT Capital’s work with KIT digital.

Under the Executive Management Agreement with KIT Capital, dated as of December 18, 2007, the services of Mr. Isaza Tuzman and two non-executive personnel have been provided to us and our subsidiaries at an initial monthly rate of $50,800, with an incentive bonus equal to the greater of (i) the preceding 12 months’ base compensation or (ii) the previous month’s monthly installment of base compensation multiplied by 12 if we achieve two consecutive quarters of profitability or our total monthly revenue equals or exceeds $6.0 million. The Management Agreement commenced on January 9, 2008 and expired on January 9, 2011, unless sooner terminated or extended by mutual agreement. This agreement has been extended until May 15, 2011 to facilitate discussions with respect to renewing the agreement or entering into a similar agreement.

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

Gavin Campion Employment Agreement. In March 2008, we entered into an employment agreement with Gavin Campion to serve as our President. Pursuant to the terms of his agreement, Mr. Campion will serve as our President for an indefinite term, unless terminated by either party upon no less than 30 days written notice. If the agreement is terminated by Mr. Campion (or by us for the reasons specified below) prior to two years of consecutive service (April 1, 2010), Mr. Campion will be required to reimburse us for all expenses related to his employment. Mr. Campion’s initial base compensation under the agreement is fixed at $200,000 (inclusive of his transportation and housing allowance). Mr. Campion also received stock options to purchase 34,286 shares of our common stock upon entering into the agreement. We are entitled to terminate Mr. Campion without advance notice and without the payment of any benefits upon the occurrence of certain events, including if Mr. Campion engages in fraud, dishonesty or any other act of material misconduct in the performance of his duties on our behalf, or Mr. Campion violates any material provision of his employment agreement which is not cured under any applicable cure period allowable under the agreement.

Robin Smyth Employment Agreement. In September 2009, we entered into an employment agreement with Robin Smyth to serve as our Chief Financial Officer. Pursuant to the terms of his agreement, Mr. Smyth will serve as our Chief Financial Officer for an indefinite term, unless terminated by either party upon no less than 30 days written notice. If the agreement is terminated by Mr. Smyth (or by us for the reasons specified below) prior to one year of consecutive service (October 1, 2010), Mr. Smyth will be required to reimburse us for all expenses related to his employment. Mr. Smyth’s initial base compensation under the agreement is fixed at $200,000 (inclusive of his transportation and housing allowance). We are entitled to terminate Mr. Smyth without advance notice and without the payment of any benefits upon the occurrence of certain events, including if Mr. Smyth engages in fraud, dishonesty or any other act of material misconduct in the performance of his duties on our behalf, or Mr. Smyth violates any material provision of his employment agreement which is not cured under any applicable cure period allowable under the agreement.

KIT digital 2004 Stock Option Plan

In April 2004, our board of directors adopted a stock option plan (the 2004 Option Plan). Pursuant to this plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 28,572 shares of common stock may be issued, as adjusted. The plan may be administered by our board of directors or by a committee to which administration of the plan, or part of the plan, may be delegated by our board of directors. Options granted under this plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of three months of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

In November 2006, our board of directors increased the number of shares which may be issued under the 2004 Option Plan to an aggregate of 228,572 shares of common stock. The number of shares subject to the 2004 Option Plan was subsequently increased to 342,858 shares effective April 3, 2007.

To date, we have 80,000 options outstanding under the 2004 Option Plan, as amended, of which all are issued to KIT Capital Our board of directors believes in order to attract and retain the services of executives and other key employees, it is necessary for us to have the ability and flexibility to provide a compensation package which compares favorably with those offered by other companies and, accordingly, voted unanimously to adopt the 2008 Incentive Stock Plan.

KIT digital 2008 Incentive Stock Plan

In March 2008, our board of directors adopted the KIT digital, Inc. 2008 Incentive Stock Plan (the 2008 Incentive Plan) and initially reserved 400,000 shares of common stock for issuance. Our board of directors voted unanimously to adopt the amendment to the 2008 Incentive Plan, providing for an additional 457,143 shares of common stock available for future grants under the 2008 Incentive Plan. The holders of a majority of our outstanding shares of common stock approved the amendment to our 2008 Incentive Plan at our stockholders meeting held on November 6, 2008. In November 2009, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 2,642,857 to an aggregate of 3,500,000 shares of common stock, which was ratified by our stockholders at our annual stockholders meeting on September 30, 2010. In December 2010, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 1,500,000 to an aggregate of 5,000,000 shares of common stock subject to ratification by our stockholders. Subsequently, as a result of acquisition activity, our board of directors authorized at the board meeting on March 5, 2011 to increase the number of shares which may be issued under the 2008 Incentive Plan to a total of 6,000,000 shares, subject to ratification by our stockholders.

Set forth below is a summary of the 2008 Incentive Plan, but this summary is qualified in its entirety by reference to the full text of the 2008 Incentive Plan, which has been filed with the SEC, and any stockholder who wishes to obtain a copy of the 2008 Incentive Plan may do so by written request to KIT digital, Inc., 26 West 17th Street - 2nd Floor, New York, New York 10011, Attention: Mr. Robin Smyth, Chief Financial Officer.

Under the 2008 Incentive Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, or which are not intended to qualify as Incentive Stock Options. In addition, direct grants of stock, restricted stock units or restricted stock may be awarded.

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

Grants of Plan-Based Awards

The following table sets forth information with respect to grants of plan-based awards to our Named Executive Officers during the year ended December 31, 2010 under our 2008 Incentive Plan:

		Options			Stock Awards
					Equity	Grant
					Incentive	Date Fair
					Plan Awards:	Value of
		Number of			Number of	Stock
		Securities	Option		Shares,	and
		Underlying	Exercise	Option	Units or	Options
	Grant	Options (#)	Price	Expiration	Other Rights	Awards
Name/Award	Date	Unexercisable	($)	Date	(#)	($) (1)
Kaleil Isaza Tuzman
Stock options (2)	8/30/2010	335,000	8.62	8/30/2015	—	1,557,750
Time-Based RSUs (3)	8/30/2010	—	—	—	94,000	810,280
Performance and Time-Based RSUs (4)	8/30/2010	—	—	—	96,000	827,520
Gavin Campion
Stock options (2)	8/30/2010	216,000	8.62	8/30/2015	—	1,004,400
Time-Based RSUs (3)	8/30/2010	—	—	—	73,512	633,673
Performance and Time-Based RSUs (4)	8/30/2010	—	—	—	48,000	413,760
Robin Smyth
Stock options (2)	8/30/2010	138,000	8.62	8/30/2015	—	641,700
Time-Based RSUs (3)	8/30/2010	—	—	—	50,000	431,000
Performance and Time-Based RSUs (4)	8/30/2010	—	—	—	28,000	241,360

(1)
Amounts reflect the aggregate grant-date fair value in accordance with FASB ASC Topic 718 for equity awards granted to the Named Executive Officers during the applicable year. The assumptions we use in calculating these amounts are discussed in Note 14 of the Notes to our consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

(2)	Consists of stock options that vest in forty-eight (48) equal monthly installments based on continued employment.

(3)	Consists of Time-based RSUs that vest in forty-eight (48) equal monthly installments based on continued employment.

(4)
Consists of Performance and Time-based RSUs that vest in forty-eight (48) equal monthly installments based on continued employment and the Company’s stock 20-day volume weighted average stock price exceeds the grant date closing price by 115% for 50% of the grant and by 130% for 50% of the grant. Both of these performance targets were met before the end of October 2010.

Outstanding Equity Awards at December 31, 2010

The following table sets forth information with respect to outstanding equity incentive awards held by our Named Executive Officers as of December 31, 2010:

	Options				Stock Awards
						Equity
					Equity	Incentive
					Incentive	Plan Awards:
					Plan Awards:	Market or
					Number of	Payout Value
					Unearned	of Unearned
	Number of	Number of			Shares,	Shares,
	Securities	Securities			Units or	Units or
	Underlying	Underlying	Option		Other Rights	Other Rights
	Unexercised	Unexercised	Exercise	Option	that Have	That Have
	Options (#)	Options (#)	Price	Expiration	Not Vested	Not Vested
Name/Award	Exercisable	Unexercisable	($)	Date	(#)	($) (8)
Kaleil Isaza Tuzman
Stock options under the 2004 Option Plan (1)	58,888	1,112	6.11	1/9/2013	—	—
Stock options under the 2004 Option Plan (3)	12,500	7,500	9.80	6/21/2013	—	—
Stock options (5)	27,917	307,083	8.62	8/30/2015	—	—
Time-Based RSUs (6)	—	—	—	—	86,167	1,382,119
Performance and Time-Based RSUs (7)	—	—	—	—	88,000	1,411,520
Gavin Campion
Stock options (2)	26,919	7,367	2.80	3/17/2013	—	—
Stock options (3)	12,500	7,500	9.80	6/21/2013	—	—
Stock options (5)	18,000	198,000	8.62	8/30/2015	—	—
Time-Based RSUs (6)	—	—	—	—	67,385	1,080,855
Performance and Time-Based RSUs (7)	—	—	—	—	44,000	705,760
Robin Smyth
Stock options (4)	11,715	0	2.80	3/17/2013	—	—
Stock options (3)	4,463	2,680	9.80	6/21/2013	—	—
Stock options (5)	11,500	126,500	8.62	8/30/2015	—	—
Time-Based RSUs (6)	—	—	—	—	45,833	735,161
Performance and Time-Based RSUs (7)	—	—	—	—	25,667	411,699

(1)	Consists of stock options with an initial amount vested immediately and the balance vesting in thirty-six (36) equal monthly installments.
(2)	Consists of stock options with an initial amount vested immediately and the balance vesting in sixteen (16) equal quarterly installments.
(3)	Consists of stock options vesting in sixteen (16) equal quarterly installments.
(4)	Consists of stock options with an initial amount vested immediately.
(5)	Consists of stock options that vest in forty-eight (48) equal monthly installments based on continued employment.
(6)	Consists of Time-based RSUs that vest in forty-eight (48) equal monthly installments based on continued employment.
(7)
Consists of Performance and Time-based RSUs that vest in forty-eight (48) equal monthly installments based on continued employment and the Company’s stock 20-day volume weighted average stock price exceeds the grant date closing price by 115% for 50% of the grant and by 130% for 50% of the grant. Both of these performance targets were met before the end of October 2010.

(8)	Based on the $16.04 closing sale price of our common stock on December 31, 2010 as reported by the NASDAQ Global Select Market.

The table below describes the securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensations (1)
Equity compensation plans approved by security holders	3,035,724	$8.58	380,674

Equity compensation plans approved by security holders (2)	80,000	$7.03	262,858

Equity compensation plans not approved by security holders (3)	787,700	$8.62	712,300

Total	3,903,424	$8.56	1,355,832

(1)	Consists of shares that may be granted under our 2008 Incentive Stock Plan.

(2)	Consists of shares that may be granted under our 2004 Stock Option Plan.

(3)
Consists of an additional 1,500,000 authorized shares that may be granted under our 2008 Incentive Stock Plan, which increase was approved by our board of directors and is subject to ratification by our stockholders at our 2011 annual meeting of stockholders.

Directors Compensation

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. With the exception of Messrs. Isaza Tuzman, Campion and Smyth (who instead receive compensation for their service as officers of our company), all directors receive compensation for their services. To date, we have compensated directors mostly through stock options granted under our incentive compensation plans. Directors receive the following compensation package:

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

The following table shows non-employee director compensation in 2010:

	Fees Earned
	or Paid in	Option
	Cash	Awards ($)	Total
Name and	($)	(1)	($)

Kamal El-Tayara (2)	42,469	21,879	64,348

Steven G. Felsher (2)	—	68,811	68,811

Daniel W. Hart	—	70,841	70,841

Lars Kroijer	—	76,840	76,840

Joseph E. Mullin III	—	26,313	26,313

Wayne Walker	—	77,472	77,472

Chris Williams (3)	—	42,199	42,199

(1)
The determination of value of option awards is based upon the Black-Scholes-Merton Option pricing model, details and assumptions of which are set out in our financial statements. The amounts represent annual amortization of fair value of stock options granted to the named director.

(2)	Messrs. El-Tayara and Felsher resigned from our board in January 2011 and August 2010, respectively.

(3)	Mr. Williams has served as Executive Vice President, Product Development since June 2010 but is not considered an executive officer of the company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table below shows how our common stock is beneficially owned by our directors and executive officers and by owners of more than 5% of our outstanding common stock as of March 31, 2011. Each person or entity, except KIT Media Ltd., KIT Capital, Ltd., FMR LLC, Wellington Management Company and Zivar Investments Ltd., LLP, maintains a mailing address c/o KIT digital, Inc., 26 West 17th Street, 2nd Floor, New York, New York 10011.

Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Beneficial ownership includes any shares that the person has the right to acquire within 60 days after April 29, 2011, through the exercise of any stock option or other equity right.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
KIT Media Ltd.
Mill Mall, Suite 6
Wickhams Cay 1
P.O. Box 3085
Road Town, Tortola
British Virgin Islands	2,720,432	(2)	7.1%

KIT Capital, Ltd.
P.O. Box 112888
Dubai, United Arab Emirates	300,046	(3)	*

Kaleil Isaza Tuzman, sum of above	3,020,478	(2)(3)	7.9%
Gavin Campion	118,145	(4)	*
Robin Smyth	96,851	(5)	*
Christopher Williams	12,147	(6)	*
Daniel W. Hart	50,580	(7)	*
Lars Kroijer	58,338	(8)	*
Joseph E. Mullin III	8,171	(9)	*
Santo Politi	965,587	(10)	2.5%
Wayne Walker	53,523	(11)	*

FMR LLC
82 Devonshire Street
Boston, MA 02169	5,268,770	(12)	13.7%

Wellington Management Company, LLP
75 State Street
Boston, MA 02169	2,792,668	(13)	11.5%

Zivar Investments Ltd.
10/8 International Commercial Centre
Casemates Square, Gibraltar, Gibraltar	1,998,880	(14)	5.2%

All directors and executive officers as a group (9 persons)	4,383,819		11.3%

*	Less than 1% of the outstanding common stock.

(1)	Applicable percentage ownership is based on 38,404,833 shares of common stock outstanding as of April 29, 2011.

(2)
Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, holds a controlling interest in KIT Media and holds the voting and dispositive power of the shares directly held by KIT Media. For purposes of voting, on an actual basis, KIT Media owns 7.1% of our outstanding shares. For purposes of voting, on an actual basis, Mr. Isaza Tuzman owns 7.9% of our outstanding shares.

(3)
Represents (a) 127,858 shares of common stock, (b) 73,750 shares of common stock issuable upon the exercise of stock options granted under the 2004 Stock Option Plan, (c) 62,813 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan and (d) 35,625 shares of common stock issuable under RSUs under the 2008 Incentive Plan.  Mr. Isaza Tuzman holds a controlling interest in KIT Capital and holds the voting and dispositive power of the shares directly held by KIT Capital. For purposes of voting, on an actual basis, KIT Capital owns 0.3% of our outstanding shares. For purposes of voting, on an actual basis, Mr. Isaza Tuzman owns 7.9% of our outstanding shares.

(4)
Represents (a) 12,719 shares of common stock, (b) 82,642 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan and (c) 22,784 shares of common stock issuable under RSUs under the 2008 Incentive Plan.  For purposes of voting, on an actual basis, Mr. Campion owns less than 1% of our outstanding shares.

(5)
Represents (a) 5,441 shares of common stock, (b) 42,499 shares of common stock issuable upon exercise of stock options granted under the 2008 Incentive Plan, (c) 34,286 shares of common stock issuable upon exercise of warrants and have an expiration date of March 30, 2012 and (d) 14,625 shares of common stock issuable under RSUs under the 2008 Incentive Plan.  For purposes of voting, on an actual basis, Mr. Smyth owns less than 1% of our outstanding shares.

(6)
Represents shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan. For purposes of voting, on an actual basis, Mr. Williams owns no outstanding shares.

(7)
Represents shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan, which are currently exercisable. For purposes of voting, on an actual basis, Mr. Hart owns no outstanding shares.

(8)
Represents (a) 6,143 shares of common stock and (b) 52,195 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan.  For purposes of voting, on an actual basis, Mr. Kroijer owns less than 1% of our outstanding shares.

(9)	Represents shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan. For purposes of voting, on an actual basis, Mr. Mullin owns no outstanding shares.

(10)
Represents shares of common stock. Santo Politi is a managing member of Spark Management Partners, LLC, the general partner of Spark Capital, LP, Spark Capital Founders' Fund, LP and Spark Member Fund, LP, the direct holders of the stock. Voting and investment power over the Issuer's stock is shared by managing members of Spark Management Partners, LLC. For purposes of voting, on an actual basis, Mr. Politi indirectly owns 2.5% of our outstanding shares.

(11)
Represents (a) 1,118 shares of common stock and (b) 52,405 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan.  For purposes of voting, on an actual basis, Mr. Walker owns less than 1% of our outstanding shares.

(12)	As reported in a Schedule 13G filed with the SEC on February 14, 2011. For purposes of voting, on an actual basis, FMR LLC beneficially owns 13.7% of our outstanding shares.

(13)
As reported in a Schedule 13G filed with the SEC on April 11, 2011.  Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own such shares of common stock which are held of record by clients of Wellington Management Company, LLP.  None of these clients owns more than 5% of our outstanding shares of common stock.  For purposes of voting, on an actual basis, Wellington Management Company, LLP owns 11.5% of our outstanding shares.

(14)	As reported in a Schedule 13G filed with the SEC on May 5, 2010. For purposes of voting, on an actual basis, Zivar Investments Ltd. owns 5.2% of our outstanding shares.

Item 13.  Certain Relationships And Related Transactions, and Director Independence.

Other than the Executive Management Agreement described under “Compensation of Officers and Directors - Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements” below are transactions requiring disclosure between us and our related persons, promoters or control persons.

Each of the directors Gavin Campion, Daniel W. Hart, Lars Kroijer and Joseph E. Mullin III is a minority investor in KIT Media Ltd., one of our largest single stockholders controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer. Mr. Hart is also a board member of KIT Media.

Over a period of 60 days between June 2009 and August 2009, KIT Media made $3,350,000 available to us through an interim convertible promissory note bearing an 8% interest rate per annum and convertible into the next common stock offering under terms identical with other investors in the offering. In connection with our acquisition of certain assets of Narrowstep Inc. in April 2009, Granahan McCourt Capital, LLC, a stockholder of Narrowstep, loaned us $350,000, pursuant to a convertible promissory note on substantially the same terms as the KIT Media note described above. The KIT Media and Granahan McCourt notes payable were converted into common stock in our August 2009 public offering.  Together with its additional cash investment of $654,000, KIT Media purchased a total of 572,000 shares of common stock in our August 2009 public offering.  In a subsequent public offering completed in March 2010, KIT Media invested another $1,750,000, purchasing 179,856 shares of our common stock.  In a public offering in April 2010, KIT Capital invested $1,300,000, purchasing 100,000 shares of our common stock.  In each case, KIT Media and KIT Capital purchased shares at the same price and on the same terms as the other investors in the public offerings.

On March 7, 2010, our board of directors approved the repurchase of certain outstanding warrants with exercise prices below the then-current market price from certain warrant holders (who had acquired the warrants in May 2008 private placement financings), including KIT Media and Wellington Management Company (“Wellington”), an entity with greater than a 10% holding in KIT digital’s outstanding common stock at the time of the transaction. KIT Media and Wellington were at the time considered related parties of the Company. The terms of the warrant repurchase were identical for KIT Media and Wellington, and the negotiation of such terms was led by Wellington. The Company offered to purchase and cancel these warrants at 133% of the intrinsic value of the warrants (but because intrinsic value was based on a 20-day trailing volume weighted average price of the underlying common stock at the time, the ultimate purchase price of the warrants ended up being below the actual intrinsic value at the date of purchase.).  These warrants with anti-ratchet dilution provisions totaling 3,030,747 were cancelled effective on March 31, 2010. Total payments for the settlement of these warrants was $22,232,000 and a loss of $1,665,000 was recorded in the derivative expense in the statement of operations. These warrants were included in the warrant buyback liability as at March 31, 2010 and were paid after such date. We also repurchased and cancelled another 403,577 warrants with anti-ratchet dilution provisions during the year ended December 31, 2010, at varying prices, from parties other than KIT Media and Wellington, for $1,342,000.

In April 2010, the Company repurchased and cancelled a warrant to purchase 47,143 shares from Robin Smyth, our Chief Financial Officer. The terms of the warrant repurchase were identical to Wellington and KIT Media, the negotiation of which terms was led by Wellington, and has been described herein.

Item 14.  Principal Accountant Fees and Services.

The following table presents aggregate fees billed to us for professional services rendered by Grant Thornton LLP since October 2, 2009.  Prior to September 21, 2009, MSPC, Certified Public Accountants and Advisors, A Professional Corporation, served as our independent registered public accounting firm.

Grant Thornton
	2010 Fees	2009 Fees
Audit Fees	$906,470	$407,449
Audit-Related Fees	—	—
Tax Fees	—	—

Total Fees	$906,470	$407,449

MSPC
	2010 Fees	2009 Fees
Audit Fees	$20,708	$65,042
Audit-Related Fees	—	—
Tax Fees	—	—

Total Fees	$20,708	$65,042

Audit fees were for professional services rendered for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) and (2):  The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1.

(a)(3) Exhibits:

Exhibit Number	Description

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2011	KIT DIGITAL, INC.

	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer
(Principal Financial and Accounting Officer)