Form 10-Q
period 2011-03-31
KIT digital, Inc.
filed 2011-05-10
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-34437

KIT digital, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3447894
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

26 West 17th Street, 2nd Floor, New York, New York	10011
(Address of Principal Executive Offices)	(Zip Code)

+1 (212) 661-4111
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 9, 2011, there were 39,940,271 shares of the issuer’s common stock outstanding.

KIT digital, Inc.

PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
	March 31,	December 31,
	2011	2010 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$109,665	$141,233
Restricted cash	2,000	2,000
Investment	1,349	1,050
Accounts receivable, net	34,037	29,349
Unbilled revenue	6,105	537
Inventory, net	423	301
Loan receivable, current portion	2,938	2,486
Other current assets	10,089	5,104
Total current assets	166,606	182,060

Property and equipment, net	8,459	5,987
Loan receivable, net of current	7,684	8,361
Intangible assets	18,691	13,248
Goodwill	151,075	89,004
Total assets	$352,515	$298,660

Liabilities and Stockholders' Equity:
Current liabilities:
Capital lease and other obligations, current portion	$438	$608
Secured notes payable, net of debt discount, current portion	1,983	1,709
Accounts payable	15,588	12,740
Accrued expenses	11,058	6,411
Deferred revenue	4,163	4,223
Income tax payable	271	858
Deferred tax liability	682	682
Acquisition liabilities, current portion	7,613	2,115
Derivative liability	3,487	6,096
Other current liabilities	5,898	2,887
Total current liabilities	51,181	38,329

Capital lease and other obligations, net of current	176	175
Secured notes payable, net of current	3,606	4,127
Acquisition liabilities, net of current	13,285	10,405
Total liabilities	68,248	53,036

Stockholders' Equity:
Common stock, $0.0001 par value: authorized 80,000,000 shares; issued and outstanding 37,941,419 and 33,196,952, respectively	4	3
Additional paid-in capital	425,814	375,578
Accumulated deficit	(141,704)	(129,203)
Accumulated other comprehensive loss	153	(754)
Total stockholders' equity	284,267	245,624
Total liabilities and stockholders' equity	$352,515	$298,660

(A) - Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission on March 17, 2011.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue	$34,450	$17,364

Variable and direct third party costs:
Cost of goods and services	10,747	4,352
Hosting, delivery and reporting	1,086	1,074
Content costs	276	235
Direct third party creative production costs	365	890
Total variable and direct third party costs	12,474	6,551

Gross profit	21,976	10,813

Selling, general and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $2,027 and $552, respectively)	12,307	5,650
Legal, accounting, audit and other professional service fees	637	690
Office, marketing and other corporate costs	3,991	2,064
Merger and acquisition related expenses	5,250	1,219
Depreciation and amortization	2,434	1,654
Restructuring charges	3,318	3,693
Integration expenses	8,688	2,921
Total selling, general and administrative expenses	36,625	17,891

Loss from operations	(14,649)	(7,078)

Interest income	72	1
Interest expense	(270)	(92)
Amortization of deferred financing costs and debt discount	(19)	-
Derivative income (expense)	2,610	(11,443)
Other income (expense), net	(106)	184

Net loss before income taxes	(12,362)	(18,428)
Income tax expense	(139)	(14)

Net loss available to common shareholders	$(12,501)	$(18,442)

Basic and diluted net loss per common share	$(0.34)	$(1.33)
Basic and diluted weighted average common shares outstanding	36,573,031	13,878,912

Comprehensive loss:
Net loss	$(12,501)	$(18,442)
Foreign currency translation	858	(432)
Change in unrealized gain on investments, net	49	69
Comprehensive loss	$(11,594)	$(18,805)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(Unaudited)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital

Balance – December 31, 2010	33,196,952	$3	$375,578
Issue of stock for exercise of stock options	52,354	—	390
Issue of stock for exercise of warrants	57,251	—	—
Issue of stock for acquisitions	4,634,862	1	47,407
Issue of warrants for services	—	—	412
Stock-based compensation	—	—	2,027
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance – March 31, 2011	37,941,419	$4	$425,814

	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – December 31, 2010	$(129,203)	$(754)	$245,624
Issue of stock for exercise of stock options	—	—	390
Issue of stock for exercise of warrants	—	—	—
Issue of stock for acquisitions	—	—	47,408
Issue of warrants for services	—	—	412
Stock-based compensation	—	—	2,027
Foreign currency translation adjustment		858	858
Fair market value adjustment for available for sale securities	—	49	49
Net loss	(12,501)	—	(12,501)

Balance – March 31, 2011	$(141,704)	$153	$284,267

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Activities:
Net loss	$(12,501)	$(18,442)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	1,005	84
Depreciation	985	927
Amortization of intangible assets	1,448	727
Less: merger and acquisition expenses	1,535	460
Amortization of debt discount	17	-
Derivative (income) expense	(2,610)	11,443
Non-cash stock based compensation	2,027	552
Non-cash warrants for services	412	451
Non-cash stock for services	-	235
Changes in assets and liabilities:
Accounts receivable	(437)	(6,828)
Unbilled revenue	(5,496)	553
Inventories	(122)	49
Other assets	(2,632)	(181)
Accounts payable	521	4,439
Accrued expenses	4,255	1,030
Income tax payable	(591)	(11)
Deferred revenue	1,034	(163)
Other liabilities	2,085	(804)
Total adjustments	3,436	12,963

Net cash used by operating activities – forward	(9,065)	(5,479)

Investing Activities:
Cash paid into investment	(250)	(700)
Cash paid in acquisitions	(21,512)	(4,746)
Cash received in acquisitions	865	396
Receipt of payment on notes receivable	224	-
Merger and acquisition expenses	(1,535)	(460)
Purchase of equipment	(1,170)	(310)

Net cash used by investing activities - forward	$(23,378)	$(5,820)

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010

Net cash used by operating activities – forwarded	$(9,065)	$(5,479)

Net cash used by investing activities – forwarded	(23,378)	(5,820)

Financing Activities:
Proceeds from public offering, net	-	48,487
Proceeds from exercise of stock options	389	41
Proceeds from exercise of warrants	-	1,448
Payments for warrant buybacks	-	(1,158)
Bank overdraft and other obligations	-	(386)
Payments of secured notes	(264)	(1,020)
Repayments of notes payable	-	(4,500)
Payments on capital leases	(184)	(261)

Net cash (used) provided by financing activities	(59)	42,651

Effect of exchange rate changes on cash	934	(320)

Net (decrease) increase in cash and cash equivalents	(31,568)	31,032
Cash and cash equivalents - beginning of period	141,233	6,791
Cash and cash equivalents - end of period	$109,665	$37,823

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$139	$-
Interest	$270	$92

Non-cash investing and financing activities:
Common stock issued in connection with acquisitions	$47,408	$13,120

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Nature of Business and Nature of Presentation

KIT digital, Inc. (“we,” “us,” “our,” the “Company” or “KIT digital”), through our operating subsidiaries, provide enterprise clients an end-to-end technology platform for managing Internet Protocol (“IP”)-based video assets across online browser environments, mobile and tablet devices and connected television sets. We also offer creative interface design, marketing services, content transformation services, systems integration and broadcast engineering services to complement our KIT Platform software. Our revenues are comprised primarily by software-as-a-service (“SaaS”) fees, enterprise software license fees, software usage fees, software set-up/support services fees, hardware component integration and set-up/support services fees, content transformation services fees and content storage and delivery fees.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in KIT digital’s annual report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission.

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

(2) Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update on Certain Revenue Arrangements That Include Software Elements, which changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of Software Revenue Recognition. This update is effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The adoption of this update did not have a material impact on our operating results.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard will be effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have a material impact on the Company's financial position or results of operations.

(3) Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of March 31, 2011 and December 31, 2010, the Company had $2,076 and $2,068, respectively, of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days prior written notice.

(4) Fair Value of Financial Instruments

Fair value is the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).

The assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy are Investments and Derivative Liabilities. Investments are measured using net asset value as a practical expedient (Level 2). See Note 11 for fair value hierarchy on the Derivative Liabilities.

 (5) Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of March 31, 2011 and December 31, 2010 was $2,020 and $1,023, respectively.

(6) Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. As of March 31, 2011, we held cash and cash equivalents of $10,356 in financial institutions outside of the United States. We believe no significant concentration of credit risk exists with respect to these investments. The amount held in foreign currencies as of March 31, 2011 and December 31, 2010 was $9,738 and $8,617, respectively. The amount of cash in excess of FDIC insured amounts as of March 31, 2011 and December 31, 2010, was $107,224 and $139,185, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of March 31, 2011, no customer accounted for 10% of our trade accounts receivable. As of December 31, 2010, one customer accounted for 11.1% of our trade accounts receivable. As of March 31, 2011 and 2010, no customer accounted for 10.0% of the quarterly revenue. As of March 31, 2010, we held accounts receivable of $27,988 outside of the United States. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

(7) Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of March 31, 2011 and December 31, 2010, our reserves for excess and obsolete inventory were $142 and $145, respectively.

(8) Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

Goodwill
Balance as of December 31, 2010	$89,004
Acquisitions	62,071
Balance as of March 31, 2011	$151,075

Intangible assets include the following:

	March 31, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	4.3	$10,320	$(4,560)	$5,760
Customer list	5.25	18,424	(5,809)	12,615
Trademarks	4.75	133	(52)	81
Other	1.25	376	(141)	235
Total		$29,253	$(10,562)	$18,691

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	December 31, 2010
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	3.25	$6,747	$(4,057)	$2,690
Customer list	5.5	15,106	(4,944)	10,162
Trademarks	4.5	133	(35)	98
Other	1.5	376	(78)	298
Total		$22,362	$(9,114)	$13,248

Amortization expense on intangible assets for the three months ended March 31, 2011 and 2010 were $1,448 and $727 respectively.

Estimated future annual amortization expense as of March 31, 2011 is as follows:

	Software	Customer List	Trademarks	Other	Total

2011	$1,124	$2,018	$12	$178	$3,332
2012	1,500	2,375	17	33	3,925
2013	1,298	2,256	17	24	3,595
2014	1,013	2,230	17	-	3,260
2015	764	2,089	17	-	2,870
Thereafter	61	1,647	1	-	1,709
Totals	$5,760	$12,615	$81	$235	$18,691

(9) Acquisitions

KickApps Acquisition

On January 28, 2011, we acquired KickApps Corporation, a Delaware corporation (“KickApps”),  a provider of solutions that enable the creation and management of next generation video-based Web experiences, in exchange for $4,027 in cash and 3,010,296 shares of our common stock valued at a price of $13.55 (with a discount of $11,981 due to the restriction on the sale of these shares), for a total of $28,808. We are holding 528,507 shares of the merger consideration in escrow for a period not to exceed 15 months following the merger to cover any warranty claims related to undisclosed commercial or tax liabilities or litigation. All of our common stock issued in exchange for KickApps is subject to contractual restrictions on transfer, with 60% of such stock being released from this restriction on the first anniversary of the merger and the balance on the second anniversary of the merger. We have allocated the aggregate cost of the acquisition to KickApps’ net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Current assets	$2,356
Property and equipment	1,326
Intangible assets – internally developed software	500
Intangible assets – customer list	2,500
Goodwill	28,906
Total assets acquired	35,588

Current liabilities	(2,753)

Net assets acquired	$32,835

 The results of operations of KickApps for the period from January 29, 2011 to March 31, 2011 have been included in the Consolidated Statements of Operations.

Kyte Acquisition

On January 25, 2011, we acquired decentraltv Corporation, a Delaware corporation doing business as Kyte (“Kyte”), a cloud-based publishing platform that enables companies to deliver live and on-demand video experiences to websites, mobile devices and connected TVs, in exchange for $3,605 in cash and 189,348 shares of our common stock at a price of $13.91 (with a discount of $265 due to the restriction on the sale of these shares for 6 months), for a total of $2,369. Additionally, the cost included contingent consideration of $1,000 to be paid on the one-year anniversary of the acquisition in cash and stock to former Kyte stockholders if specified financial milestones are achieved by that business, which is included in the Balance Sheet in “Acquisition Liability, net of current”. We will hold 56,803 shares of the consideration in escrow for a period of one year to secure certain indemnification obligations. We have allocated the aggregate cost of the acquisition to Kyte’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$464
Property and equipment	71
Intangible assets – developed software	1,000
Intangible assets – customer list	400
Goodwill	5,137
Total assets acquired	7,072

Current liabilities	(98)

Net assets acquired	$6,974

 The results of operations of Kyte for the period from January 26, 2011 to March 31, 2011 have been included in the Consolidated Statements of Operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Kewego Acquisition

On January 26, 2011, we acquired Kewego S.A., a société anonyme organized under the laws of France (“Kewego”),  a provider of  professional IP-based, multi-screen video asset management solutions for IP connected devices, including PCs, mobile phones, iPads, connected TVs and gaming consoles, in exchange for $11,965 in cash and 1,411,704 shares of our common stock valued at a price of $14.36 (with a discount of $4,320 due to the restriction on the sale of these shares for 1 year), for a total of $15,952. We have allocated the aggregate cost of the acquisition to Kewego’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$10,063
Property and equipment	388
Intangible assets – developed software	500
Intangible assets – customer list	2,001
Goodwill	21,332
Total assets acquired	34,284

Current liabilities	(6,367)

Net assets acquired	$27,917

The results of operations of Kewego for the period from January 27, 2011 to March 31, 2011 have been included in the Consolidated Statements of Operations.

WWB Acquisition

On February 21, 2011, we acquired the assets of Worldwide Broadcast Systems Inc. (“WWB”), a United States based company engaged in providing broadcast video systems integration to customers in South and Central America, in exchange for $1,900 in cash and 23,514 shares of our common stock valued at a price of $13.25 (with a discount of $33 due to the restriction on the sale of these shares for 6 months), for a total of $279. Additionally, the cost includes a fair value for contingent consideration of $4,505, which will be based on a percentage of revenue over a three-year period after closing, which is included in the Balance Sheet in “Acquisition Liability, net of current”. We have allocated the aggregate cost of the acquisition to WWB’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$89
Goodwill	6,595
Total assets acquired	6,684

Current liabilities	(-)

Net assets acquired	$6,684

 The results of operations of WWB for the period from February 22, 2011 to March 31, 2011 have been included in the Consolidated Statements of Operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Brickbox Acquisition

On September 21, 2010, we acquired Brickbox Digital Media s.r.o., a Czech company engaged in providing digital video asset management solutions, and its international subsidiaries (“Brickbox”), in exchange for 339,476 shares of our common stock valued at a share price of $11.00 with a discount of $731 due to the restriction on the sale of these shares for 1 year for a total value of $3,003 and approximately $7,600 in cash at the time of acquisition. Additionally, the cost includes a fair value for contingent consideration of $3,023 which will be based on 10 percent of revenue and meeting earnings targets over a four-year period after closing, which is included in the Balance Sheet in “Acquisition liability, net of current”. We have allocated the aggregate cost of the acquisition to Brickbox’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

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

The results of operations of Brickbox have been included in the Consolidated Statements of Operations since September 21, 2010.

Selected unaudited pro forma combined results of operations for the quarter ended March 31, 2010, assuming the acquisitions of Multicast, Benchmark, Brickbox, Accela, Megahertz, Kyte, Kewego, KickApps and WWB, as well as the disposition of certain professional services-related business activities, occurred on January 1, 2010 using actual unaudited figures from each entity prior to acquisition (including business units and activities which were subsequently terminated), are presented as follows:

Total revenue	$31,127
Net loss	$(23,845)

Selected unaudited pro forma combined results of operations for the quarter ended March 31, 2011, assuming the Kyte, Kewego, KickApps and WWB acquisitions were completed and the disposition of certain elements of the professional services business represented by Visual Connection occurred on January 1, 2011 using actual unaudited figures from each entity prior to acquisition/disposition, are presented as follows. Note that the Company ceased certain non-core operations in the context of post-transaction restructuring of certain of the above acquisitions during the course of 2010 and the first quarter of 2011. Adjusting for this effect, management estimates that the implied organic growth of 18.7% year-over-year for the period in question would be approximately 38%.

Total revenue	$36,949
Net loss	$(13,334)

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(10) Acquisition Liabilities

	March 31, 2011	December 31, 2010
Acquisition liabilities, current portion
Benchmark	$5,497	$2,115
Kyte	1,000	-
WWB	1,116	-
	$7,613	$2,115

Acquisition liabilities, net of current
Benchmark	$6,872	$7,382
Brickbox	3,023	3,023
WWB	3,390	-
	$13,285	$10,405

The fair value of the acquisition-related contingent consideration for Benchmark included above was $8,378 on the acquisition date of May 14, 2010. As of March 31, 2011, the fair value of the acquisition-related contingent consideration for the first anniversary on May 15, 2012 for Benchmark increased by $2,873 based on changes in management’s estimates and other factors that occurred during the three months ended March 31, 2011. The increase in the liability was recorded as a charge to earnings and is included in the Merger and acquisition and investor relations expenses line item in the Consolidated Statements of Operations.

(11) Derivative Liabilities

In June 2008, the Financial Accounting Standards Board issued a new accounting standard. Under this standard, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,737. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009, December 31, 2009, December 31, 2010 and March 31, 2011 were 5,806,230, 4,794,400, 679,400 and 679,400, respectively. The number of shares for the determination of liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009, December 31, 2009, December 31, 2010 and March 31, 2011 were 2,886,038, 4,794,400, 679,400 and 679,400, respectively.

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

The following table summarizes the components of derivative liabilities as of March 31, 2011, December 31, 2010 and the re-measurement date, January 1, 2009:

	March 31, 2011	December 31, 2010	Re- measurement date January 1, 2009
Fair value of warrants with anti-dilution provisions	$(3,487)	$(6,096)	$(15,736)

Significant assumptions (or ranges):
Trading market values (1)	$12.04	$16.04	5.25
Term (years)	2.11	2.35	$4.35 to 5.00
Volatility (1)	53.10%	57.73%	101.98%
Risk-free rate (2)	0.80%	0.61%	1.55%
Effective Exercise price (3)	$7.00	$7.00	$5.92

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

The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three months ended March 31, 2011 and 2010 was $2,610 and $(11,443), respectively. Included in the $(11,443) expense for the three months ended March 31, 2010 is a loss on settlement of $(3,037) related to the repurchase of warrants.

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

(12) Stock-Based Compensation

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

For the three months ended March 31, 2011 and 2010, we recognized $2,027 and $552, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date. During the three months ended March 31, 2011, a total of 2,858 of these warrants vested with 34,286 vested and none unvested as of March 31, 2011. The intrinsic value as of March 31, 2011 of these outstanding warrants and exercisable warrants are $253.

As of March 31, 2011, there was approximately $27,010 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Expected life (in years)	4.00	5.00
Risk-free interest rate	1.64%	2.35%
Volatility	78.11%	31.50%
Dividend yield	0%	0%

In 2010 and 2011, we estimated the expected term of stock options using historical exercise experience and used a forfeiture rate of 25% for employees and 0% for officers and directors

A summary of the status of stock option awards and changes during the three months ended March 31, 2011 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2010	3,903,424	10.54
Granted	1,496,500	13.63
Exercised	(52,354)	7.43
Cancelled, expired, or forfeited	(108,173)	8.64
Outstanding at March 31, 2011	5,239,397	10.00	4.24	$10,713
Exercisable at March 31, 2011	1,236,299	8.22	3.63	$4,717

The weighted-average grant-date fair value of option awards granted during the three months ended March 31, 2011 was $7.89.

(13) Stock Issuances

During the quarter ended March 31, 2011, we issued 4,744,467 shares of common stock. Of this amount, we issued 189,348 shares for the acquisition of Kyte, 1,411,704 shares for the acquisition of Kewego, 3,010,296 shares for the acquisition of KickApps, 23,514 shares for the acquisition of WWB, 57,251 shares for the exercise of warrants, 52,354 shares for the exercise of options with proceeds of $390.

As of March 31, 2011, the outstanding warrants (excluding the warrants included in the derivative liability of 679,400 and stock-based compensation of 34,286) were 839,072 with a weighted average exercise price of $38.00. As of December 31, 2010, the outstanding warrants (excluding the warrants included in the derivative liability of 679,400 and stock-based compensation of 34,286) were 781,737 with a weighted average exercise price of $39.28.

(14) Restructuring Charges

In the first quarter of 2010, management approved restructuring plans for entities acquired in the fourth quarter of 2009 which included a workforce reduction, reduction in costs related to excess and vacated facilities under non-cancelable leases and settlement of contracts.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The following table summarizes the restructuring activity for the three months ended March 31, 2011 for the plan approved in first quarter 2010:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2010	$1,212	$13	$518	$1,743

Additions	-	-	-	-
Reversal	(654)	-	-	(654)
Cash payments	(558)	(2)	(96)	(656)
Balance as of March 31, 2011	$-	$11	$422	$433

The accrued restructuring of $433 is included in accrued expenses in the consolidated balance sheets as of March 31, 2011.

In the first quarter of 2011, management approved a companywide restructuring plan related to the acquisitions o which it completed in the quarter, as well as its subsequent acquisition of Polymedia, which includes a workforce reduction, reduction in costs related to excess and vacated facilities under non-cancelable leases and settlement of contracts.

The following table summarizes the restructuring activity for the quarter ended March 31, 2011 for the plan approved in first quarter 2011:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Additions	$3,972	$-	$-	$3,972
Cash payments	-	-	-	-
Balance as of March 31, 2011	$3,972	$-	$-	$3,972

The accrued restructuring of $3,972 is included in accrued expenses in the consolidated balance sheets as of March 31, 2011.

The following table summarizes the restructuring charges:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Employee termination costs	$3,318	$2,632
Contract settlements	-	41
Facility closing costs	-	1,020
Total restructuring charges	$3,318	$3,693

(15) Integration Expenses

The Company has recorded integration charges related to the cost overlap due to the reorganization and integration of acquisitions of $8,688 for the three months ended March 31, 2011.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The Company has recorded integration charges related to the redundancy in staff and consultants for the transition of technology infrastructure during reorganization due to the centralizing of resources in Prague of $2,921 for the three months ended March 31, 2010.

(16) Segment Reporting

The following table provides revenue and assets by major geographical location.

	Three months ended
	March 31,
	2011	2010
Revenue:
EMEA	$17,272	$12,043
AsiaPac	8,678	2,817
Americas	8,500	2,504

Total revenue	$34,450	$17,364

	March 31,	December 31,
	2011	2010
Assets:
EMEA	$53,842	$41,574
AsiaPac	13,149	10,861
Americas	15,499	9,119
Corporate	270,025	237,106
Total assets	$352,515	$298,660

(17) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, Ltd. (“KIT Capital”), a company wholly owned by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, which includes the managerial services of Mr. Isaza Tuzman and two other junior employees. The total amount paid to KIT Capital and included in our results of operations in the three months ended March 31, 2011 and 2010 were $97 and $108, respectively.

KIT Media purchased $1,750 of common stock (179,856 shares) in the March 9, 2010 offering at the same price and on the same terms as the other investors in this offering.

See Note 10, “Derivative Liabilities” for a description of warrant repurchases from KIT Media and Wellington.

(18) Subsequent Events

Polymedia Acquisition

On March 16, 2011 we signed a definitive agreement to acquire Polymedia for a net consideration of $34.4 million, plus certain limited performance-based earn outs. Based in Milan, Italy, Polymedia is the IP video platform-provisioning subsidiary of TXT e-solutions, a public company listed on the Italian Stock Exchange (TXT IM).

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

In consideration for 100% of Polymedia's shares on a debt-free and cash-free basis, the transaction includes guaranteed payments of approximately $34.4 million at closing, comprised of $17.2 million in cash and up to $17.2 million in our common stock. We retain the right to pay any portion of the stock consideration in cash at our sole election for a period of approximately 90 days from the date of closing of the transaction. If we pay any portion in shares of our common stock, we must file a registration statement no later than five business days following the closing with the SEC. Also, we must use all reasonable efforts to cause the registration statement to be declared effective with the SEC as soon as possible, but in any event no later than 45 days after the date of filing with the SEC or in the event the SEC reviews the registration statement, then 120 days after the date it is filed. We must also ensure this registration statement remains effective for one year after the closing date of the Polymedia acquisition. If the registration statement is not effective with the parameters outlined above, then we will at the request of the Seller repurchase any shares then held by the seller. A certain additional amount will be paid in cash as an offset against positive working capital at closing, and the transaction includes up to $4.2 million of KIT digital common stock or cash, at KIT digital's election, pursuant to aggressive corporate performance-based earn-outs at the first and second anniversary of the transaction.

Ioko Acquisition

On May 3, 2011, we acquired ioko365 Ltd. ("ioko") a private company incorporated in England and Wales with principal offices in San Diego, California and London, England and York, England, for total prospective net consideration of approximately $79.4 million, including future performance-based incentive payments. ioko provides end-to-end managed cloud-based platform solutions for multi-screen video delivery over connected Internet Protocol (IP) devices to tier-one telecommunication, cable, media and entertainment companies around the world, with a particular focus on North American, Northern European and Australasian markets.

Based on the closing price of our shares of common stock of $11.51 on April 8, 2011, the total gross consideration paid upfront for ioko was approximately $91.4 million, comprised of $74 million in cash and 1,509,804 restricted shares of our common stock. After adjusting for approximately $19 million of cash and approximately $9 million of additional positive net working capital expected on ioko's balance sheet at closing, the net upfront consideration paid for ioko was approximately $63.4 million on a debt-free and cash-free basis.

The net upfront consideration of $63.4 million is exclusive of performance-based earn-outs, incentive and personnel retention payments, which are estimated not to exceed $16 million over a period of 30 months after closing, payable in restricted shares of our common stock. Therefore, prospective net consideration over time is expected not to exceed $79.4 million in total.

We anticipate assuming a modest amount of short-term debt, in order to finance ioko's accounts receivables and working capital requirements.

The Company is in the process of gathering the necessary information for the initial allocations for these acquisitions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

Overview

Through our operating subsidiaries, we are in the business of providing software solutions that enable our customers to manage and distribute video content through Internet websites, mobile and tablet devices and both closed network Internet Protocol television (“IPTV”) and over-the-top (“OTT”) connected television environments. Our core video asset management software suite, marketed under the “KIT Platform” brand, includes online and mobile video players, ingestion and trans-coding for Internet and mobile connected devices, live and video-on-demand OTT and IPTV video serving, editing and content transformation, content meta-tagging, content localization and syndication, digital rights management, hosting, storage, content delivery and content syndication. We currently provide IP video solutions internationally through over 25 offices globally, including principal locations in Atlanta, Beijing, Boston, Buenos Aires, Cairo, Chennai, Cologne, Delhi, Dubai, Ely (UK), Grenoble (France), London, Madrid, Melbourne (Australia), Mumbai, New York, Paris, Prague, San Francisco, Singapore, Sydney, and Stockholm. In support of our KIT Platform deployments, we provide systems integration, broadcast engineering services, content transformation servces and integrated marketing services.

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us” or “our”), for the three months ended March 31, 2011 and 2010. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations - Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. Consolidated revenue increased by $17,086 from $17,364 for the three months ended March 31, 2010 to $34,450 for the three months ended March 31, 2011, an increase of 98%. This increase is primarily due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results.

Variable and Direct Third Party Costs

Cost of Goods and Services. Cost of goods and services increased by $6,395 from $4,352 for the three months ended March 31, 2010 to $10,747 for the three months ended March 31, 2011, an increase of 147%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is primarily due to the acquisitions of Benchmark in May 2010, Megahertz in September 2010, and Brickbox in September 2010 plus an increase in these costs due to the increase in revenue over 2010.

Hosting, Delivery and Reporting. These costs increased by $12 from $1,074 for the three months ended March 31, 2010 to $1,086 for the three months ended March 31, 2011, an increase of 1%.  These costs increased by a minor amount primarily because the increase due to the recent acquisitions has been offset by reductions in costs due to contract renegotiations.

Content Costs. Content costs increased by $41 from $235 for the three months ended March 31, 2010 to $276 for the three months ended March 31, 2011.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $525 from $890 for the three months ended March 31, 2010 to $365 for the three months ended March 31, 2011, a decrease of 59% attributable to an decrease in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $6,657 from $5,650 for the three months ended March 31, 2010 to $12,307 for the three months ended March 31, 2011, an increase of 118%.  The increase was primarily due to the acquisitions in 2010 and 2011, which is offset in part by continuing cost cutting measures as we integrate the acquired businesses and some of these costs are included in integration expenses. The non-cash stock-based compensation expense increased by $1,475, from $552 for the three months ended March 31, 2010 to $2,027 for the three months ended March 31, 2011 primarily due to the increase in stock options granted in 2010.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses decreased by $53 from $690 for the three months ended March 31, 2010 to $637 for the three months ended March 31, 2011, a decrease of 8%.

Office, Marketing and Other Corporate Costs. These expenses increased by $1,927 from $2,064 for the three months ended March 31, 2010 to $3,991 for the three months ended March 31, 2011, an increase of 93%.  The increase was primarily due to the acquisitions in 2010 and 2011.

Merger and Acquisition Related Expenses. Merger and acquisition related expenses increased by $4,031 from $1,219 for the three months ended March 31, 2010 to $5,250 for the three months ended March 31, 2011, an increase of 331%. The increase is primarily due to the acquisition-related contingent consideration for Benchmark of $2,873 and acquisitions in 2011.

Depreciation and Amortization. Depreciation and amortization expense increased by $780 from $1,654 for the three months ended March 31, 2010 to $2,434 for the three months ended March 31, 2011, an increase of 47%. The increase was primarily due to the acquisitions in 2010 and 2011.

Restructuring Charges. Restructuring charges decreased by $375, from an expense of $3,693 for the three months ended March 31, 2010 to $3,318 for the three months ended March 31, 2011. This is due to the approval by management of two different restructuring plans with one in the first quarter of 2010 and one in the first quarter of 2011.

Integration expenses. Integration expenses increased by $5,767 from $2,921 for the three months ended March 31, 2010 to $8,688 for the three months ended March 31, 2011. Integration expenses in 2010 consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.  Integration expenses in 2011 consist of cost overlap due to the integration of acquisitions.

Interest Income.  Interest income increased by $71 from $1 for the three months ended March 31, 2010 to $72 for the three months ended March 31, 2011. This increase was primarily due to the fluctuation in the level of our cash and cash equivalents.

Interest Expense. Interest expense increased by $178 from $92 for the three months ended March 31, 2010 to $270 for the three months ended March 31, 2011, an increase of 193%. This increase was mainly due to the issuance of secured notes in April and June of 2010.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount was $19 for the three months ended March 31, 2011. These costs resulted from the issuance of secured notes payable of $5,000 in April 2010 and $1,000 in June 2010.

Derivative expense. Derivative expense was $11,443 for the three months ended March 31, 2010 as compared to derivative income of $2,610 for the three months ended March 31, 2011. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Other Income/(Expense). Other income/(expense) changed by $290 from $184 in other income for the three months ended March 31, 2010 to other expense of $106 for the three months ended March 31, 2011, primarily due to an increase in foreign currency loss.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $12,501 for the three months ended March 31, 2011 compared to a net loss available to common shareholders of $18,442 for the three months ended March 31, 2010, a decrease in net loss of $5,941.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $109,665 and working capital of approximately $116,625. We plan to primarily use net proceeds of the most recent equity offering to finance the costs of acquiring or investing in competitive and complementary businesses, products and technologies as a part of our growth strategy. Since March 31, 2011, we have signed definitive agreements with both Polymedia and ioko and will pay net cash of approximately $84 million in May 2011. Management anticipates that going-forward, we will generate sufficient cash flows from operating activities to meet our capital requirements. We believe that we have sufficient liquidity to finance our operational and acquisition plan for the next twelve months.

Net cash used by operating activities was $9,065 for the three months ended March 31, 2011, compared to $5,479 for the three months ended March 31, 2010, an increase of $3,586. This is due to the increase in the restructuring and integration of acquisitions.

Net cash used by investing activities was $23,378 for the three months ended March 31, 2011, compared to $5,820 for the three months ended March 31, 2010, an increase in net cash used in investing activities of $17,558. The increase in net cash used in investing activities is primarily attributable to the increase in cash paid in acquisitions in 2011 as compared to 2010.

Net cash used by financing activities was $59 for the three months ended March 31, 2011, compared to net cash provided by financing activities of $42,651 for the three months ended March 31, 2010 a decrease of $42,710. In 2010, this primarily consisted of net proceeds of $48,487 offset by repayments of Notes Payable of $4,500.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the United States Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Form 10-Q regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements.  These important factors include risks related to our history of net losses and accumulated deficits, integration of acquired businesses, future capital requirements, competition and technological advances, dependence on the market for digital advertising, and other factors that we identify in this Form 10-Q and in other filings we make with the SEC.  For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2010.  You should read these factors and other cautionary statements made in this Form 10-Q as being applicable to all related forward-looking statements wherever they appear in the Form 10-Q.  Except to the extent required by federal securities laws, we do not assume any obligation to update any forward-looking statements made by us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2010. There have been no material changes since disclosure in the most recently filed Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse affect on our consolidated financial position, results of operation, or cash flows.

ITEM 1A. RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED

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

KIT DIGITAL, INC.

Dated: May 10, 2011	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: May 10, 2011	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer (principal financial and accounting officer)