Form 10-K/A
period 2010-12-31
KIT digital, Inc.
filed 2011-08-03
CIK 1076700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-K
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

EXPLANATORY NOTE

This Amendment No. 2 to KIT digital's Annual Report on Form 10-K for the year ended December 31, 2010, as filed on March 17, 2011 (the Original Filing), is being filed in response to comments set forth in a letter dated June 16, 2011 from the U.S. Securities and Exchange Commission (the “SEC”) in connection  with the SEC’s review of the Company’s Form S-3 registration statement filed on May 24, 2011.  KIT digital has included additional disclosure under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, which disclosure is intended to supplement the disclosure previously set forth in the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment amends the Original Filing and contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and KIT digital has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment should be read in conjunction with KIT digital’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Multiple-Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of components and services and make up less than 20% of our revenue arrangements. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted July 1, 2010 and applied retrospectively to January 1, 2010, revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on best estimate of selling price (“BESP”). The general timing of the delivery of components and performance of services within our multiple-element arrangements are completed within three to six months of commencement. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would impact recognized revenue.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reporting units are consistent with our operating segments, which include Digital Media Solutions and Professional Services. We did not report financial information for these operating segments in 2009 and 2010 as the Professional Services segment represented less than 10% of our total assets and revenues in 2009 and less than 5% of our total assets and revenues in 2010. In 2010, we continued to evaluate our goodwill for impairment using these two reporting units. The carrying value of goodwill of each business combination was assigned to one of these reporting units as of the acquisition date. We completed our annual evaluation of goodwill by reporting unit as of December 31, 2010. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of these reporting units exceeded its carrying value by at least 32% as of December 31, 2010 as compared to at least 763% as of December 31, 2009.

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

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the fair value of the reporting units. We also compared the sum of the estimated fair values of the reporting units to our total enterprise value as implied by the market value of our equity securities. This comparison indicated that, in total, our assumptions and estimates were not unreasonable. However, future declines in the overall market value of our equity securities may indicate that the fair value of one or more reporting units has declined below their carrying value.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue.  Consolidated revenue increased by $59,313 from $47,284 for the year ended December 31, 2009 to $106,597 for the year ended December 31, 2010, an increase of 125%. The increase is principally due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results. This increase includes organic growth of approximately 40%. In 2010, our average monthly revenue per client increased, reflecting the company’s focus on higher-end opportunities in the market and large, multi-year contracts in emerging geographies. The company’s client base has increased from 1,000 customers in 2009 to over 2,000 customers at present. The acquisitions that primarily contributed to inorganic revenue growth in 2010 over 2009 were Multicast (completed in March 2010) and Benchmark (completed in May 2010).

Variable and Direct Third Party Costs

Cost of Goods and Services (Exclusive of Depreciation shown separately below).  These costs increased by $21,771 from $15,584 for the year ended December 31, 2009 to $37,355 for the year ended December 31, 2010. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase was primarily due to the acquisitions of Benchmark in May 2010, Megahertz in September 2010, and Brickbox in September 2010 which provided digital video asset management solutions and broadcast video systems integration. The costs included in the year ended December 31, 2010 for these three acquisitions were $16,724. There was also an increase in these costs due to the increase in revenue over 2009, not including the acquisitions. These costs will continue to increase in 2011 due to the increase in the sale of services for the supply of digital media solutions, services and components, but overall our total gross margin is expected to increase due to our overall revenue mix.

Hosting, Delivery and Reporting.  These costs increased by $2,888 from $1,547 for the year ended December 31, 2009 to $4,435 for the year ended December 31, 2010 an increase of 187%. These costs increased primarily due to the increase in revenue over 2009 and the acquisitions of Multicast in March 2010 and Feedroom and Nunet in October 2010. These acquisitions increased the overall number of data centers which in turn increased related costs. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

Content Costs.  Content costs decreased by $412 from $1,378 for the year ended December 31, 2009 to $966 for the year ended December 31, 2010, a decrease of 30%. The decrease is primarily due to the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content.

Direct Third Party Creative Production Costs.  Direct third party creative production costs increased by $176 from $3,211 for the year ended December 31, 2009 to $3,387 for the year ended December 31, 2009. These costs remained materially the same but can vary from period to period depending on the number of projects that include these types of costs. We do not expect these costs to materially change in 2011.

Selling, General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation).  These costs increased by $14,732 from $16,309 for the year ended December 31, 2009 to $31,041 for the year ended December 31, 2010, an increase of 90%. The increase was primarily due to the acquisitions in 2010 and October 2009, which is offset in part by continuing cost cutting measures as we integrate the acquired businesses and some of these costs are included in restructuring and integration expenses. The non-cash stock-based compensation expense increased by $2,783, from $1,922 for the year ended December 31, 2009 to $4,705 for the year ended December 31, 2010 primarily due to the increase in stock options granted in 2010. We expect these costs to increase in 2011 due to our increased scale, but we expect these costs to remain materially the same as a percentage of revenue.

Legal, Accounting, Audit and Other Professional Services Fees.  These expenses increased by $1,773 from $1,097 for the year ended December 31, 2009 to $2,870 for the year ended December 31, 2010, an increase of 162%. These costs increased primarily due to increases in accounting and audit fees due to compliance with the Sarbanes-Oxley Act Section 404(b) combined with an overall increase in these expenses from the acquisitions in 2010 and October 2009. We expect these absolute costs to remain materially the same but decrease as a percentage of revenue due to an overall strategy to maintain these overall costs by negotiation of consulting agreements and by moving some of these functions in-house.

Office, Marketing and Other Corporate Costs.  These expenses increased by $7,794 from $5,131 for the year ended December 31, 2009 to $12,925 for the year ended December 31, 2010, an increase of 152%. The increase was primarily due to the acquisitions in 2010 and October 2009 which increased our number of offices and overall office costs. We expect these costs as a percentage of revenue to decrease in 2011 as we consolidate office space and manage our office costs through cost-cutting policies and negotiations with vendors.

Merger and Acquisition and Investor Relation Expenses.  These expenses increased by $2,942 from $2,506 for the year ended December 31, 2009 to $5,448 for the year ended December 31, 2010, an increase of 117%. The increase is primarily due to the acquisitions in 2010. We expect these costs to increase further due to the number of relatively large acquisitions announced or expected to occur in 2011.

Depreciation and Amortization.  Depreciation and amortization expense increased 104% or $4,166 from $4,202 for the year ended December 31, 2009 to $8,368 for the year ended December 31, 2010. The increase was primarily due to the acquisitions in 2010 and October 2009. We expect these expenses to increase further in 2011 due to tangible and intangible assets from recent acquisitions.

Restructuring Charges.  These expenses increased by $932 from $2,549 for the year ended December 31, 2009 to $3,481 for the year ended December 31, 2010, an increase of 37%. Restructuring charges consist of employee termination costs, contract settlements and facility closing costs. We expect these costs to increase further in 2011 due to the number of relatively large acquisitions and consequent restructuring plans.

Integration Expenses .  These expenses increased by $12,110 from $4,429 for the year ended December 31, 2009 to $16,539 for the year ended December 31, 2010, an increase of 273%. Integration expenses consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.  Integration expenses consist of cost overlap due to the integration of acquisitions. We expect these costs to remain at similar levels as a percentage of revenues as a result of the plan to fully integrate acquired businesses by the third quarter of 2011 .

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

Derivative expense.  Derivative expense was $12,891 and $6,015 for the years ended December 31, 2010 and 2009, respectively. Under ASC 815-40, the company recorded an increase in the fair value of warrants containing reset provisions. The value of our derivatives vary based on a number of factors but in 2011 the number of these derivative instruments has decreased dramatically and we do not plan on issuing any additional derivative instruments.

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

2011 Outlook

In 2011, we anticipate higher revenue as compared to 2010 primarily due to: (i) the continued increase in organic growth from new customers and up-selling and cross-selling opportunities in both our existing client base and expanded client base from acquisitions, (ii) our acquisitions in both 2010 and 2011, (iii) our continued geographic expansion, including a major strategic focus to increase in the BRIC markets, and (iv) our increased focus on major media and network operator clients globally.

With the acquisitions completed in early 2011 and our other planned acquisition activity, coupled with our expected organic growth in 2011, we should reach a level at or close to the overall market share target we have set for ourselves in the near-term. Thus, we intend to have completed the intensive “consolidation phase” of our multi-year strategic plan during the course of 2011, moving us into a phase of corporate development in 2012 and beyond which is centered on organic growth. By the end of the third quarter of 2011, we anticipate having completed substantially all of the restructuring and integration costs from recent acquisitions. As such, we anticipate increased operating margin performance in 2011 as compared to 2010 before restructuring charges and integration expenses due to (i) the completion of restructuring and integration costs from acquisitions in the first half of 2011, (ii) completion of major acquisition activity and (iii) anticipated organic increases in revenue, as noted above.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $141,233 and a working capital surplus of approximately $142,838. We planned to use net proceeds of the most recent equity offering to primarily finance the costs of acquiring or investing in competitive and complementary businesses, products and technologies as a part of our growth strategy. In the first quarter of 2011, we have invested $19,612 of cash in the acquisitions of KickApps, Kewego and Kyte and have signed a definitive agreement to spend $17,200 in guaranteed cash payments for the acquisition of Polymedia. Management anticipates that it has enough cash reserves and will generate sufficient cash flows from its operating activities to fund its operations, anticipated capital expenditures and debt repayment obligations for at least the next 12 months.

Our ability to meet our short and long-term liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors. See “Risks Related to Our Business” under Item 1A. Risk Factors for more detail. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. These projections include an increase in revenue, improved operating margins and significant decreases in costs related to the restructuring and integration of acquired companies.

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

As described above, five of our nine directors are independent.  In addition, all of the directors on each of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are independent directors and each of these committees is led by a committee chair.  The committee chairs set the agendas for their committees and report to the full board on their work.   We do not have a lead independent director, but, as required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person board meeting.  All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes.  Our independent directors bring experience, oversight and expertise from outside the company and industry, while our Chairman and Chief Executive Officer and Messrs. Campion, Smyth and Williams bring company-specific experience and expertise.

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

Item 11.  Executive Compensation.

The following table describes the compensation awarded to the Chief Executive Officer and our two most highly compensated executive officers (other than the CEO) who were serving as executive officers on December 31, 2010 (the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation
				Option	Non-Equity	Non-Qualified
Name and		Salary	Stock Awards	Awards ($)	Incentive Plan Compensation	Deferred Compensation	All Other Compensation	Total
Principal Position	Year	($)	($)(4)(5)	(5)	($)(6)	Earnings ($)	($)	($)

Kaleil Isaza Tuzman (1)	2010	253,492	1,637,800	1,557,750	150,000	—	—	3,599,042
(amounts paid to KIT Capital, a company controlled by Mr. Isaza Tuzman) Chairman and Chief Executive Officer	2009	277,789	—	—	—	—	—	277,789

Gavin Campion (2)	2010	200,000	1,047,433	1,004,400	150,000	—	—	2,401,833
President and Director	2009	200,000	—	—		—	—	200,000

Robin Smyth (3)	2010	200,000	672,360	641,700	150,000	—	—	1,664,060
Chief Financial Officer, Secretary, Treasurer and Director	2009	148,250	—	—		—	—	148,250

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

(3)
Mr. Smyth served as our Chief Financial Officer, Secretary and Treasurer through April 2009 and, after a five-month leave, rejoined us in September 2009. The Option Awards and Stock Awards compensation listed for 2010 represent the estimated total compensation related to an executive compensation program which was instituted during 2010, and is subject to performance and time-based vesting thresholds over a period of several years.

(4)
Amounts reflect the aggregate grant-date fair value in accordance with FASB ASC Topic 718 for equity awards granted to the Named Executive Officers during the applicable year, even if such equity awards are actually earned over a period of several years. The assumptions we use in calculating these amounts are discussed in Note 14 of the Notes to our consolidated financial statements for the year ended December 31, 2010 included in this annual report.

(5)
Includes both time-based RSUs and performance and time-based RSUs. The time-based RSU’s vest in 48 equal monthly installments based on continued employment. The performance and time-based RSUs vest in 48 equal monthly installments based on continued employment and our common stock 20-day volume weighted average price exceeds the grant date closing price by 115% for 50% of the grant and by 130% for 50% of the grant. Both of these performance targets were met before the end of October 2010.

(6)	Includes a $150,000 cash bonus for each executive officer awarded by our Compensation Committee for achieving particular operational and strategic milestones in 2010, which was paid in 2011.

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

Grant Thornton
	2010 Fees	2009 Fees
Audit Fees	$1,056,470	$407,449
Audit-Related Fees	—	—
Tax Fees	—	—

Total Fees	$1,056,470	$407,449

MSPC
	2010 Fees	2009 Fees
Audit Fees	$20,708	$65,042
Audit-Related Fees	—	—
Tax Fees	—	—

Total Fees	$20,708	$65,042

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

Date: August 3, 2011	KIT DIGITAL, INC.

	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robin Smyth
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

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in Thousands, Except Share and Per Share Data)

	Year ended December 31,
	2010	2009
Revenue	$106,597	$47,284

Variable and direct third party costs:
Cost of goods and services (exclusive of depreciation shown separately below)	37,355	15,584
Hosting, delivery and reporting	4,435	1,547
Content costs	966	1,378
Direct third party creative production costs	3,387	3,211
Total variable and direct third party costs	46,143	21,720

Gross profit	60,454	25,564

Selling, general and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $4,705 and $1,922, respectively)	31,041	16,309
Legal, accounting, audit and other professional service fees	2,870	1,097
Office, marketing and other corporate costs	12,925	5,131
Merger and acquisition and investor relations expenses	5,448	2,506
Depreciation and amortization	8,368	4,202
Restructuring charges	3,481	2,549
Integration expenses	16,539	4,429
Impairment of intangible assets	438	500
Total selling, general and administrative expenses	81,110	36,723

Loss from operations	(20,656)	(11,159)

Interest income	82	50
Interest expense	(860)	(519)
Amortization of deferred financing costs and debt discount	(52)	(1,175)
Derivative expense	(12,891)	(6,015)
Other income (expense), net	(365)	(10)

Net loss before income taxes	(34,742)	(18,828)
Income tax expense	(518)	(1,114)

Net loss available to common shareholders	$(35,260)	$(19,942)

Basic and diluted net loss per common share	$(1.63)	$(3.03)
Basic and diluted weighted average common shares outstanding	21,586,655	6,573,970

Comprehensive loss:
Net loss	$(35,260)	$(19,942)
Foreign currency translation	(557)	(97)
Change in unrealized gain on investments, net	133	17
Comprehensive loss	$(35,684)	$(20,022)

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

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Years ended December 31,
	2010	2009
Operating activities:
Net loss	$(35,260)	$(19,942)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	558	461
Depreciation and amortization	4,059	1,847
Amortization of intangible assets	4,309	2,355
Amortization of deferred financing costs	52	108
Amortization of debt discount	—	1,067
Loss on disposal of property and equipment	111	—
Impairment of intangible assets	438	500
Loss on disposal of subsidiary	632	—
Derivative expense	12,891	6,015
Non-cash stock-based compensation	4,462	1,922
Non-cash warrants for services	1,381	-
Non-cash stock for services	411	90
Gain on bargain purchase	—	(26)
Changes in assets and liabilities:
Accounts receivable	(26,207)	(7,002)
Unbilled revenue	2,408	(2,960)
Inventory	403	1,475
Other assets	(1,521)	117
Accounts payable	2,117	(481)
Accrued expenses	(1,475)	1,770
Income tax payable	515	103
Other liabilities	(512)	(1,037)

Total adjustments	5,032	6,324

Net cash used by operating activities – forward	(30,228)	(13,618)

Investing activities:
Cash paid into restricted cash	(2,000)	—
Cash paid into investment	(700)	(200)
Cash paid in acquisitions, net	(19,533)	(6,998)
Cash received in sale of business, net Receipt of payment on loans receivable	1,993	—
Receipt of payment on loans receivable	524	—
Purchase of software	—	(1,500)
Proceeds from sale of equipment and domain name	—	53
Purchase of equipment	(2,647)	(1,078)

Net cash used by investing activities – forward	$(22,363)	$(9,723)

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reporting units are consistent with our operating segments, which include Digital Media Solutions and Professional Services. We did not report financial information for these operating segments in 2009 and 2010 as the Professional Services segment represented less than 10% of our total assets and revenues in 2009 and less than 5% of our total assets and revenues in 2010. In 2010, we continued to evaluate our goodwill for impairment using these two reporting units.  The carrying value of goodwill of each business combination was assigned to one of these reporting units as of the acquisition date. We completed our annual evaluation of goodwill by reporting unit as of December 31, 2010. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of these reporting units exceeded its carrying value by at least 32% as of December 31, 2010 as compared to at least 763% as of December 31, 2009.

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

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the fair value of the reporting units. We also compared the sum of the estimated fair values of the reporting units to our total enterprise value as implied by the market value of our equity securities. This comparison indicated that, in total, our assumptions and estimates were not unreasonable. However, future declines in the overall market value of our equity securities may indicate that the fair value of one or more reporting units has declined below their carrying value.

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

Multiple-Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of components and services and make up less than 20% of our revenue arrangements. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted July 1, 2010 and applied retroactively to January 1, 2010, revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on best estimate of selling price (“BESP”). The general timing of the delivery of components and performance of services within our multiple-element arrangements are completed within three to six months of commencement. The Company’s arrangements generally do not include any provisions for cancellation, termination, or refunds that would impact recognized revenue.

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

The results of operations of FeedRoom for the period from October 1, 2009 to December 31, 2009 have been included in the consolidated statements of operations and comprehensive loss. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The results of operations of Nunet for the period from October 1, 2009 to December 31, 2009 have been included in the consolidated statements of operations and comprehensive loss. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The results of operations of Multicast for the period from March 16, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

On May 14, 2010, we acquired Benchmark Broadcast Systems Pte. Ltd., a Singapore company engaged in providing asset management solutions and integration of broadcast video systems, and subsidiaries (“Benchmark”), in exchange for 353,774 shares of our common stock and approximately $4,905 in cash (the “Cash Consideration”) at the time of acquisition. We valued the 353,774 shares at a share price of $13.80 with a discount of $976 due to the restriction on the sale of these shares for a total value of $3,906. The cost of the acquisition of Benchmark was valued at $15,762. Additionally, the cost includes $1,119 for the working capital due to the seller and a fair value of the contingent consideration of $8,378 estimated to be due after one year or two years from closing based on a percentage of revenue and meeting earnings targets. Of these amounts, $2,115 is included in the Balance Sheet in “Acquisition liability” and $7,382 is in the Balance Sheet in “Acquisition liability, net of current.” Pursuant to the agreement, we put $2,000 into escrow for potential future obligations, which is included in “Restricted Cash” in the Balance Sheet as of December 31, 2010. We have allocated the aggregate cost of the acquisition to Benchmark’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

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

The results of operations of Benchmark for the period from May 14, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations which include revenue of $16,009 and net income of $586.

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

The results of operations of Accela for the period from September 8, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The results of operations of Megahertz for the period from September 8, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations which include revenue of $4,033 and net income of $49.

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

The results of operations of Brickbox for the period from September 21, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

As of December 31, 2010, the Company had approximately $133,000 of Federal, $234,000 of State and Local, and $21,000 of Foreign net operating losses (NOLs).  The Federal and State NOLs are available to offset future taxable income through 2030 and expire from 2019 to 2030.  The majority of the foreign NOL’s have no expiration..The Company has not recognized a deferred asset for the NOLs at December 31, 2010 and expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

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