Form 10-Q
period 2011-06-30
KIT digital, Inc.
filed 2011-08-09
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011, there were 42,469,080 shares of the issuer’s common stock outstanding.

KIT digital, Inc.

PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30,	December 31,
	2011	2010 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$37,810	$141,233
Restricted cash	4,266	2,000
Investment	1,756	1,050
Accounts receivable, net	59,923	29,349
Unbilled revenue	9,226	537
Inventory, net	501	301
Loan receivable, current portion	2,993	2,486
Other current assets	14,597	5,104
Total current assets	131,072	182,060

Property and equipment, net	12,425	5,987
Loan receivable, net of current	7,006	8,361
Intangible assets, net	33,403	13,248
Goodwill	233,602	89,004
Total assets	$417,508	$298,660

Liabilities and Stockholders' Equity:
Current liabilities:
Capital lease and other obligations, current portion	$457	$608
Secured notes payable, net of debt discount, current portion	3,708	1,709
Accounts payable	17,185	12,740
Accrued expenses	16,191	6,411
Deferred revenue	5,505	4,223
Income tax payable	5,070	858
Deferred tax liability	5,125	682
Acquisition liabilities, current portion	15,253	2,115
Derivative liability	1,206	6,096
Other current liabilities	12,707	2,887
Total current liabilities	82,407	38,329

Capital lease and other obligations, net of current	184	175
Secured notes payable, net of current	15,385	4,127
Acquisition liabilities, net of current	16,436	10,405
Total liabilities	114,412	53,036

Stockholders' Equity:
Common stock, $0.0001 par value: authorized 80,000,000 shares; issued and outstanding 41,403,584 and 33,196,952, respectively	4	3
Additional paid-in capital	465,373	375,578
Accumulated deficit	(161,507)	(129,203)
Accumulated other comprehensive loss	(774)	(754)
Total stockholders' equity	303,096	245,624
Total liabilities and stockholders' equity	$417,508	$298,660

(A) - Reference is made to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission on August 3, 2011.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$48,188	$23,055	$82,638	$40,419

Variable and direct third party costs:
Cost of goods and services (exclusive of depreciation shown separately below)	12,343	6,366	23,090	10,718
Hosting, delivery and reporting	2,511	1,290	3,597	2,364
Content costs	162	249	438	484
Direct third party creative production costs	317	656	682	1,546
Total variable and direct third party costs	15,333	8,561	27,807	15,112

Gross profit	32,855	14,494	54,831	25,307

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock- based compensation of $4,384, $1,084, $6,411 and $1,636, respectively)	22,151	8,536	34,458	14,186
Legal, accounting, audit and other professional service fees	878	530	1,515	1,220
Office, marketing and other corporate costs	4,635	2,313	8,626	4,377
Merger and acquisition and investor relations expenses	10,916	886	16,166	2,105
Depreciation and amortization	3,175	2,049	5,609	3,703
Restructuring charges	34	(119)	3,352	3,574
Integration expenses	9,710	3,378	18,398	6,299
Total general and administrative expenses	51,499	17,573	88,124	35,464

Loss from operations	(18,644)	(3,079)	(33,293)	(10,157)

Interest income	69	27	141	28
Interest expense	(390)	(248)	(660)	(340)
Amortization of deferred financing costs and debt discount	(75)	(14)	(94)	(14)
Derivative income (expense)	432	2,368	3,042	(9,075)
Other (expense) income	(420)	604	(526)	788

Net loss before income taxes	(19,028)	(342)	(31,390)	(18,770)

Income tax expense	(775)	-	(914)	(14)
Net loss available to common shareholders	$(19,803)	$(342)	$(32,304)	$(18,784)

Basic and diluted net loss per common share	$(0.49)	$(0.02)	$(0.84)	$(1.06)
Basic and diluted weighted average common shares outstanding	40,063,874	21,404,907	38,316,369	17,662,700

Comprehensive loss:
Net loss	$(19,803)	$(342)	$(32,304)	$(18,784)
Foreign currency translation	(934)	(1,619)	(76)	(2,052)
Change in unrealized gain on investments, net	7	(53)	56	16
Comprehensive loss:	$(20,730)	$(2,014)	$(32,324)	$(20,820)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(Unaudited)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital
Balance – December 31, 2010	33,196,952	$3	$375,578
Issue of stock for exercise of stock options	115,957	—	837
Issue of stock for exercise of warrants	483,196	—	4,831
Issue of stock for acquisitions	7,582,056	1	76,216
Debt discount on notes	—	—	1,081
Issue of warrants for services	—	—	1,559
Stock-based compensation	25,423	—	5,271
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance – June 30, 2011	41,403,584	$4	$465,373

	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance – December 31, 2010	$(129,203)	$(754)	$245,624
Issue of stock for exercise of stock options	—	—	837
Issue of stock for exercise of warrants	—	—	4,831
Issue of stock for acquisitions	—	—	76,217
Debt discount on notes	—	—	1,081
Issue of warrants for services	—	—	1,559
Stock-based compensation	—	—	5,271
Foreign currency translation adjustment		(76)	(76)
Fair market value adjustment for available for sale securities	—	56	56
Net loss	(32,304)	—	(32,304)

Balance – June 30, 2011	$(161,507)	$(774)	$303,096

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Operating Activities:
Net loss	$(32,304)	$(18,784)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	131	221
Depreciation	2,445	2,184
Amortization of intangible assets	3,046	1,519
Less: merger and acquisition expenses	6,517	822
Amortization of deferred financing costs and debt discount	94	14
Derivative (income) expense	(3,042)	9,075
Loss on disposal of property and equipment	-	87
Non-cash stock based compensation	6,411	1,636
Non-cash warrants for services	1,559	588
Non-cash stock for services	-	317
Changes in assets and liabilities:
Accounts receivable	(3,288)	(5,568)
Unbilled revenue	654	186
Inventory	(198)	127
Other assets	(2,360)	(2,955)
Accounts payable	(18)	352
Accrued expenses	4,146	892
Income tax payable	(462)	(24)
Other liabilities	5,410	(1,113)
Total adjustments	21,045	8,360

Net cash used by operating activities – forward	(11,259)	(10,424)

Investing Activities:
Cash paid into restricted cash	(143)	(2,035)
Cash paid into investment	(307)	(700)
Cash paid in acquisitions	(120,591)	(12,551)
Cash received in acquisitions	16,860	2,941
Receipt of payment on notes receivable	877	-
Proceeds from sale of equipment	162	-
Merger and acquisition expenses	(6,517)	(822)
Purchase of equipment	(2,452)	(752)

Net cash used by investing activities - forward	$(112,111)	$(13,919)

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010

Net cash used by operating activities – forwarded	$(11,259)	$(10,424)

Net cash used by investing activities – forwarded	(112,111)	(13,919)

Financing Activities:
Proceeds from public offering, net	-	106,960
Proceeds from exercise of stock options	837	67
Proceeds from exercise of warrants	2,982	3,030
Payments for warrant buybacks	-	(23,925)
Bank overdraft and other obligations	-	148
Proceeds from issuance of secured notes	15,000	5,762
Payments of secured notes	(751)	(1,020)
Repayments of notes payable	-	(4,500)
Payments on capital leases	(164)	(639)

Net cash (used) provided by financing activities	17,904	85,613

Effect of exchange rate changes on cash	2,043	(951)

Net (decrease) increase in cash and cash equivalents	(103,423)	60,319
Cash and cash equivalents - beginning of period	141,233	6,791
Cash and cash equivalents - end of period	$37,810	$67,110

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$439	$-
Interest	$660	$340

Non-cash investing and financing activities:
Common stock issued in connection with acquisitions	$76,218	$19,145

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

In June 2011, the FASB issued an update (ASU 2011-05, Presentation of Comprehensive Income), which revises the manner in which entities present comprehensive income in their financial statements. This update eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders' equity. The amendments to the existing standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. This guidance is effective for interim and annual financial periods beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company is reviewing the impact of the adoption of this update.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

 (3) Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of June 30, 2011 and December 31, 2010, the Company had $2,086 and $2,068, respectively, of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days prior written notice.

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

The assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy are Investments and Derivative Liabilities. Investments are measured using net asset value as a practical expedient (Level 2). See Note 12 for fair value hierarchy on the Derivative Liabilities.

 (5) Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of June 30, 2011 and December 31, 2010 was $2,513 and $1,023, respectively. Although this allowance has increased it represents a similar percentage of gross revenue.

(6) Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. As of June 30, 2011, we held cash and cash equivalents of $15,706 in financial institutions outside of the United States. We believe no significant concentration of credit risk exists with respect to these investments. The amount held in foreign currencies as of June 30, 2011 and December 30, 2010 was $7,675 and $8,617, respectively. The amount of cash in excess of FDIC insured amounts as of June 30, 2011 and December 31, 2010, was $36,598 and $139,185, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of June 30, 2011, no customer accounted for 10% of our trade accounts receivable. As of December 31, 2010, one customer accounted for 11% of our trade accounts receivable. As of June 30, 2011 and 2010, no customer accounted for 10% or more of the year to date revenue. As of June 30, 2011, we held accounts receivable of $51,650 outside of the United States. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

(7) Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of June 30, 2011 and December 31, 2010, our reserves for excess and obsolete inventory were $142 and $145, respectively.

(8) Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

Goodwill
Balance as of December 31, 2010	$89,004
Acquisitions	144,598
Balance as of June 30, 2011	$233,602

Intangible assets include the following:

	June 30, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	4.0	$10,247	$(4,928)	$5,319
Customer list	5.5	34,806	(6,970)	27,836
Trademarks	4.75	133	(56)	77
Other	1.25	376	(205)	171
Total		$45,562	$(12,159)	$33,403

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

Amortization expense on intangible assets for the three months ended June 30, 2011 and 2010 were $1,598 and $792 respectively. Amortization expense on intangible assets for the six months ended June 30, 2011 and 2010 were $3,046 and $1,519 respectively.

Estimated future annual amortization expense as of June 30, 2011 is as follows:

	Software	Customer List	Trademarks	Other	Total
2011	$744	$2,620	$7	$114	$3,485
2012	1,485	5,105	17	33	6,640
2013	1,284	4,986	17	24	6,311
2014	998	4,960	17	-	5,975
2015	750	4,819	17	-	5,586
Thereafter	58	5,346	2	-	5,406
Totals	$5,319	$27,836	$77	$171	$33,403

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,661
Property and equipment	1,326
Intangible assets – internally developed software	500
Intangible assets – customer list	2,500
Goodwill	29,608
Total assets acquired	35,595

Current liabilities	(2,760)

Net assets acquired	$32,835

 The results of operations of KickApps for the period from January 29, 2011 to June 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

Kyte Acquisition

On January 25, 2011, we acquired decentraltv Corporation, a Delaware corporation doing business as Kyte (“Kyte”), a cloud-based publishing platform that enables companies to deliver live and on-demand video experiences to websites, mobile devices and connected TVs, in exchange for $3,605 in cash and 189,348 shares of our common stock at a price of $13.91 (with a discount of $265 due to the restriction on the sale of these shares for 6 months), for a total of $2,369. Additionally, the cost included contingent consideration of $1,000 to be paid on the one-year anniversary of the acquisition in cash and stock to former Kyte stockholders if specified financial milestones are achieved by that business, which is included in the Balance Sheet in “Acquisition Liability, net of current”. We are holding 56,803 shares of the consideration in escrow for a period of one year to secure certain indemnification obligations. We have allocated the aggregate cost of the acquisition to Kyte’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$131
Property and equipment	71
Intangible assets – developed software	1,000
Intangible assets – customer list	400
Goodwill	4,804
Total assets acquired	7,072

Current liabilities	(98)

Net assets acquired	$6,974

 The results of operations of Kyte for the period from January 26, 2011 to June 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$10,063
Property and equipment	388
Intangible assets – developed software	500
Intangible assets – customer list	2,001
Goodwill	21,175
Total assets acquired	34,127

Current liabilities	(6,210)

Net assets acquired	$27,917

The results of operations of Kewego for the period from January 27, 2011 to June 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$89
Goodwill	6,595
Total assets acquired	6,684

Current liabilities	-

Net assets acquired	$6,684

 The results of operations of WWB for the period from February 22, 2011 to June 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Brickbox Acquisition

On September 21, 2010, we acquired Brickbox Digital Media s.r.o., a Czech company engaged in providing digital video asset management solutions, and its international subsidiaries (“Brickbox”), in exchange for 339,476 shares of our common stock valued at a share price of $11.00 with a discount of $731 due to the restriction on the sale of these shares for 1 year for a total value of $3,003 and approximately $7,600 in cash at the time of acquisition. Additionally, the cost includes a fair value for contingent consideration of $3,023 which will be based on 10 percent of revenue and meeting earnings targets over a four-year period after closing, which is included in the Balance Sheet in “Acquisition liability, net of current”. We have allocated the aggregate cost of the acquisition to Brickbox’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. On May 22, 2011, we signed an amendment to the securities purchase agreement to issue 265,262 shares valued at $3,053 for the full settlement of the contingent acquisition liabilities of Brickbox.

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

ioko Acquisition

On May 2, 2011, we acquired ioko365 Ltd. ("ioko") a private company incorporated in England and Wales with principal offices in San Diego, California and London, England and York, England. ioko provides end-to-end managed cloud-based platform solutions for multi-screen video delivery over connected Internet Protocol ("IP") devices to tier-one telecommunications, cable, media and entertainment companies around the world. Total consideration was $74,000 in cash and 1,509,804 of our common stock valued at a price of $10.88 (with a discount of $3,750 due to the restriction on the sale of these shares) for a total value of $12,676. In addition, the cost includes a fair value of contingent consideration of $3,362 based on meeting revenue and earnings targets during the twelve month periods ending March 31, 2012 and March 31, 2013. We are holding $9,000 of the cash and 232,378 shares of the merger consideration in escrow for a period not to exceed 18 months following the merger. Included in this agreement is an employee incentive plan for a total potential payment of our common stock of $7,500 upon meeting specified performance targets during the twelve month periods ending March 31, 2012 and March 31, 2013 and the six month period ended September 30, 2013. We have allocated the aggregate cost of the acquisition to ioko’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$39,703
Property and equipment	1,983
Intangible assets – customer list	10,000
Goodwill	52,640
Total assets acquired	104,326

Current liabilities and assumed debt	(14,288)

Net assets acquired	$90,038

The results of operations of ioko for the period from May 2, 2011 to June 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Polymedia Acquisition

On May 17, 2011 we acquired Polymedia S.P.A. (“Polymedia”) a company incorporated in Italy with its principal office in Milan. Polymedia was the IP video platform-provisioning subsidiary of TXT e-solutions, a public company listed on the Italian Stock Exchange. Total consideration was $23,142 in cash and 1,178,381 of our common stock valued at a price of $11.89 (with a discount of $864 due to the restriction on the sale of the shares in escrow) for a total of $13,146. In addition, the cost includes a fair value of contingent consideration of $4,240 based on meeting specified revenue and gross margin targets during the 12-month periods ending May 31, 2012 and May 31, 2013.We are holding 354,286 shares of the merger consideration in escrow for a period of up to 12 months following the closing date. We have allocated the aggregate cost of the acquisition to Polymedia’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$11,649
Property and equipment	1,068
Intangible assets – customer list	6,000
Goodwill	28,498
Total assets acquired	47,215

Current liabilities and assumed debt	(6,687)

Net assets acquired	$40,528

The results of operations of Polymedia for the period from May 17, 2011 to June 30, 2011 have been included in the Consolidated Statement of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

Peerset Acquisition

On June 9, 2011, we acquired the assets of Peerset, Inc. (“Peerset”), a Canadian based company engaged in developing technology to provide content recommendation services, in exchange for 10,611 shares of our common stock valued at a price of $11.71 for a total of $124 and cash of $1,375 which is accrued as of June 30, 2011 and is included in the Balance Sheet in “Acquisition liability, net of current”. The Peerset acquisition was primarily a purchase of intellectual property and a dedicated research and development team related to content recommendation technology, and the company was generating virtually no reported revenue at the time of purchase. We have allocated the aggregate cost of the acquisition to Peerset’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$-
Intangible assets – customer list	400
Goodwill	1,099
Total assets acquired	1,499

Current liabilities	-

Net assets acquired	$1,499

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Selected unaudited pro forma combined results of operations for the six months ended June 30, 2010, assuming the Multicast, Benchmark, Brickbox, Accela, Megahertz, Kyte, Kewego, Kickapps, WWB, ioko, and Polymedia acquisitions occurred on January 1, 2010 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$104,913
Net loss	$(24,418)

Selected unaudited pro forma combined results of operations for the six months ended June 30, 2011, assuming the Kyte, Kewego, Kickapps, WWB, ioko, and Polymedia acquisitions occurred on January 1, 2011 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$117,921
Net loss	$(29,620)

 (10) Notes Payable

In May 2011, we received $15,000 in gross proceeds from the issuance of a note to a third party investor, as called for in the negotiated structure of our acquisition of ioko, as a means of financing the additional accounts receivable acquired. Interest is payable monthly in advance at 13.6% per year and matures on July 1, 2014.  We paid total interest only of $187 for May and June 2011 and agreed to pay interest only of $122 per month for the next seven months. Commencing on February 1, 2012, payments for principal and interest are due in thirty equal consecutive payments of $561. A final balloon payment of $1,149 will be due and payable upon maturity. The note is secured by the Company’s property, including accounts receivable and inventory.  In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $13.29 per share, 141,083 shares of our common stock with a seven year life through May 15, 2018. A debt discount of $1,081 was recorded related to these warrants and is being amortized over the term of the loan.

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(11) Acquisition Liabilities

	June 30, 2011	December 31, 2010
Acquisition liabilities, current portion
Benchmark	$6,527	$2,115
Kyte	1,000	-
WWB	1,126	-
ioko	2,398	-
Polymedia	2,827	-
Peerset	1,375	-
	$15,253	$2,115

Acquisition liabilities, net of current
Benchmark	$10,080	$7,382
Brickbox	-	3,023
WWB	3,379	-
ioko	1,563	-
Polymedia	1,414	-
	$16,436	$10,405

The fair value of the acquisition-related contingent consideration for Benchmark included above was $8,378 on the acquisition date of May 14, 2010. As of March 31, 2011, the fair value of the acquisition-related contingent consideration for the first anniversary on May 15, 2011 for Benchmark increased by $2,873 based on changes in management’s estimates and other factors that occurred during the three months ended March 31, 2011. As of June 30, 2011, the fair value of the acquisition-related contingent consideration for the first anniversary on May 15, 2011 for Benchmark increased by an additional $2,148 based on the actual earn-out provisions which has been agreed and finalized. As of June 30, 2011, the fair value of the acquisition-related contingent consideration for the second anniversary on May 15, 2012 for Benchmark increased by $3,208 based on changes in management’s estimates and other factors that occurred during the three months ended June 30, 2011. The increase in the liabilities were recorded as a charge to earnings and is included in the “Merger and acquisition and investor relations expenses” line item in the Consolidated Statements of Operations. Also in the three months ended June 30, 2011, the working capital liability was agreed and paid for $357 with the difference of $762 recorded as an offset to the “Merger and acquisition and investor relations expenses” line item in the Consolidated Statements of Operations.

On May 22, 2011, we signed an amendment to the securities purchase agreement to issue 265,262 shares valued at $3,053 for the full settlement of the Brickbox contingent acquisition liabilities estimate of $3,023, with the difference booked to expense in the three months ended June 30, 2011.

(12) Derivative Liabilities

In June 2008, the Financial Accounting Standards Board issued a new accounting standard. Under this standard, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,737. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009, December 31, 2009, December 31, 2010 and June 30, 2011 were 5,806,230, 4,794,400, 679,400 and 253,455, respectively. The number of shares for the determination of liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009, December 31, 2009, December 31, 2010 and June 30, 2011 were 2,886,038, 4,794,400, 679,400 and 253,455, respectively.

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

The following table summarizes the components of derivative liabilities as of June 30, 2011, December 31, 2011 and the re-measurement date, January 1, 2009:

	June 30, 2011	December 31, 2010	Re-measurement date January 1, 2009
Fair value of warrants with anti-dilution provisions	$(1,206)	$(6,096)	$(15,736)

Significant assumptions (or ranges):
Trading market values (1)	$11.94	$16.04	5.25
Term (years)	1.86	2.35	$4.35 to 5.00
Volatility (1)	51.28%	57.73%	101.98%
Risk-free rate (2)	0.45%	0.61%	1.55%
Effective Exercise price (3)	$7.00	$7.00	$5.92

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

The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the six months ended June 30, 2011 and 2010 was $3,042 and $(9,075), respectively. Included in the $(9,075) expense for the six months ended June 30, 2010 is a loss on settlement of $3,016 related to the repurchase of warrants.

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

(13) Stock-Based Compensation

On March 17, 2008, the board of directors adopted an incentive compensation plan (the “2008 Incentive Stock Plan”). The 2008 Incentive Stock Plan currently has reserved 857,143 shares of common stock for issuance. The 2004 Stock Option Plan has reserved 342,858 shares of common stock for issuance. In November 2009, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 2,642,857 to an aggregate of 3,500,000 shares of common stock subject to ratification by our stockholders at our next Annual Meeting of Stockholders. At our annual meeting of stockholders held on September 30, 2010, our stockholders approved an amendment to our 2008 Incentive Stock Plan increasing the number of shares of common stock reserved for issuance thereunder by 2,642,857 shares to 3,500,000 shares from 857,143 shares. In December 2010, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 1,500,000 to an aggregate of 5,000,000 shares of common stock subject to ratification by our stockholders. Subsequently, as a result of acquisition activity, our board of directors authorized at the board meetings on March 5, 2011 and May 5, 2011 to increase the number of shares which may be issued under the 2008 Incentive Plan by 1,000,000 each to a total of 7,000,000 shares, subject to the approval of our shareholders.

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

For the three months ended June 30, 2011 and 2010, we recognized $4,384 and $1,084, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. For the six months ended June 30, 2011 and 2010, we recognized $6,411 and $1,636, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Included in the six months ended June 30, 2011 amount of $6,411 is $1,140 accrued for compensation to be issued in stock, $787 for restricted stock units and restricted stock vested in 2011. Included in the six months ended June 30, 2010 amount of $1,636 is $190 for restricted stock vested in 2010. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date with $12 and $24 recognized in the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, all of these warrants were vested. The intrinsic value as of June 30, 2011 of these outstanding warrants and exercisable warrants are $250.

As of June 30, 2011, there was approximately $27,405 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.3 years.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Expected life (in years)	4.00	4.01
Risk-free interest rate	1.52%	1.76%
Volatility	79.40%	37.78%
Dividend yield	0	0

In 2010 and 2011, we estimated the expected term of stock options using historical exercise experience and used a forfeiture rate of 25% for employees and 0% for officers and directors

A summary of the status of stock option awards and changes during the six months ended June 30, 2011 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at December 31, 2010	3,903,424	10.54
Granted	3,339,759	12.15
Exercised	(115,957)	9.50
Cancelled, expired, or forfeited	(788,069)	12.58
Outstanding at June 30, 2011	6,339,157	11.17	4.23	$4,873
Exercisable at June 30, 2011	1,684,130	10.38	3.74	$2,621

The weighted-average grant-date fair value of option awards granted during the six months ended June 30, 2011 was $7.11.

(14) Stock Issuances

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

During the quarter ended June 30, 2011, we issued 3,462,165 shares of common stock. Of this amount, we issued 1,509,804 shares for the acquisition of ioko, 1,178,381 shares for the acquisition of Polymedia, 265,262 shares for the settlement of the contingent acquisition liabilities of Brickbox, 10,611 shares for Peerset acquisition, 25,423 shares for restricted stock, 425,945 shares for the exercise of warrants with proceeds of $2,982, and 63,603 shares for the exercise of options with proceeds of $447.

As of June 30, 2011, the outstanding warrants (excluding the warrants included in the derivative liability of 253,455 and stock-based compensation of 34,286) were 1,135,257 with a weighted average exercise price of $31.21. As of December 31, 2010, the outstanding warrants (excluding the warrants included in the derivative liability of 679,400 and stock-based compensation of 34,286) were 781,737 with a weighted average exercise price of $39.28.

(15) Restructuring Charges

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The following table summarizes the restructuring charges for the three and six months ended June 30, 2011, respectively, for the plan approved in the first quarter 2010:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2010	$1,212	$13	$518	$1,743

Reversal	(654)	-	-	(654)
Cash payments	(558)	(2)	(96)	(656)
Balance as of March 31 , 2011	$-	$11	$422	$433

Additions	-	-	34	34
Cash payments	-	(2)	(133)	(135)
Balance as of June 30, 2011	$-	$9	$323	$332

The accrued restructuring of $332 is included in accrued expenses in the consolidated balance sheets as of June 30, 2011.

In the first quarter of 2011, management approved a companywide restructuring plan which includes a workforce reduction, reduction in costs related to excess and vacated facilities under non-cancelable leases and settlement of contracts. Management expects to make payments during the remaining portion of 2011 and continuing into 2012.

The following table summarizes the restructuring charges for the three and six months ended June 30, 2011, respectively, for the plan approved in the first quarter 2011:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2010	$-	$-	$-	$-

Additions	3,973	-	-	3,973
Reversal	-	-	-	-
Cash payments	-	-	-	-
Balance as of March 31 , 2011	$3,973	$-	$-	$3,973

Additions	-	-	-	-
Reversal	-	-	-	-
Cash payments	(1,736)	-	-	(1,736)
Balance as of June 30, 2011	$2,237	$-	$-	$2,237

The accrued restructuring of $2,237 is included in accrued expenses in the consolidated balance sheets as of June 30, 2011.

The following table summarizes the restructuring charges:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Employee termination costs	$-	$-	$3,318	$2,632
Contract settlements	-	26	-	67
Facility closing costs	34	(145)	34	875
Total restructuring charges	$34	$(119)	$3,352	$3,574

(16) Integration Expenses

The Company has recorded integration charges related to the cost overlap due to the reorganization and integration of acquisitions of $9,710 and $18,398 for the three and six months ended June 30, 2011, respectively. Integration expenses include one‐time expenses for integrating acquired businesses together and eliminating duplication and inefficiencies. This includes rationalizing hosting and delivery infrastructure (data center consolidation, related hardware purchases, trunk T1 and T3 purchases and combinations, etc.) to merging software platforms and physical plant/office combination. These expenses include directly allocable staff time, travel and associated charges related to executing these integration initiatives. These expenses are almost without exception cash‐based.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The Company has recorded integration charges related to the redundancy in staff and consultants for the transition of technology infrastructure during reorganization due to the centralizing of resources in Prague of $3,378 and $6,299 for the three and six months ended June 30, 2010.

(17) Segment Reporting

The following table provides revenue and assets by major geographical location.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
EMEA	$30,554	$9,494	$47,826	$21,537
AsiaPac	8,435	5,379	17,113	$8,196
Americas	9,199	8,182	17,699	$10,686

Total revenue	$48,188	$23,055	$82,638	$40,419

	June 30,	December 31,
	2010	2010
Assets:
EMEA	$96,904	$41,574
AsiaPac	13,286	10,861
Americas	14,567	9,119
Corporate	292,751	237,106
Total assets	$417,508	$298,660

(18) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, Ltd. (“KIT Capital”), a company wholly owned by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, which includes the managerial services of Mr. Isaza Tuzman and two other junior employees. The total amount paid to KIT Capital and included in our results of operations in the six months ended June 30, 2011 and 2010 were $194 and $220, respectively.

See Note 12, “Derivative Liabilities” for a description of warrant repurchases from KIT Media and Wellington.

(19) Subsequent Events

Pursuant to the Benchmark Stock Purchase Agreement on May 14, 2010, following the 12-month anniversary of the closing, we agreed to pay the seller in the form of shares of our common stock $0.60 for every $1.00 of recognized revenue generated by Benchmark during the 12-month period following the closing, less the purchase price paid at closing.  The price per share of our common stock issuable following the first anniversary of the closing was calculated based on the weighted average price of our common stock for the 30 trading days immediately preceding the first anniversary. Pursuant to an amendment to the Stock Purchase Agreement dated August 2, 2011, the parties agreed to accelerate half of the payment which would otherwise be payable to the seller with respect to the 12 months ending May 15, 2012 (based on financial results ending May 15, 2011), and extended a portion of the balance of the 2012 payment until May 15, 2013.  In accordance the Benchmark Stock Purchase Agreement and the amendment, we issued 816,592 shares of our common stock to the seller for the first anniversary payment.

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

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us” or “our”), for the three and six months ended June 30, 2011 and 2010. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations - Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue. Consolidated revenue increased by $25,133 from $23,055 for the three months ended June 30, 2010 to $48,188 for the three months ended June 30, 2011, an increase of 109%. This increase is primarily due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results. In 2011, our average monthly revenue per client increased, reflecting the company’s focus on higher-end opportunities in the market and large, multi-year contracts in emerging geographies. The company’s client base has increased from 1,000 customers in the beginning of 2010 to over 2,000 customers at present.

Variable and Direct Third Party Costs

Cost of Goods and Services (Exclusive of Depreciation shown separately below). These costs increased by $5,977 from $6,366 for the three months ended June 30, 2010 to $12,343 for the three months ended June 30, 2011, an increase of 94%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is primarily due to the acquisitions of Benchmark in May 2010, Megahertz in September 2010, Brickbox in September 2010 which provided digital video asset management solutions and broadcast video systems integration and the acquisition of ioko in May 2011. There was also an increase in these costs due to the increase in revenue over 2010, not including the acquisitions. These costs will continue to increase in 2011 due to the increase in the sale of services for the supply of digital media solutions, services and components, but overall our total gross margin is expected to increase due to our overall revenue mix.

Hosting, Delivery and Reporting. These costs increased by $1,221 from $1,290 for the three months ended June 30, 2010 to $2,511 for the three months ended June 30, 2011, an increase of 95%. These costs increased primarily due to the increase in revenue over 2010 and the acquisition of ioko in May 2011. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

Content Costs. Content costs decreased by $87 from $249 for the three months ended June 30, 2010 to $162 for the three months ended June 30, 2011. The decrease is primarily due to the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $339 from $656 for the three months ended June 30, 2010 to $317 for the three months ended June 30, 2011, a decrease of 52% attributable to a decrease in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $13,615 from $8,536 for the three months ended June 30, 2010 to $22,151 for the three months ended June 30, 2011, an increase of 160%.  The increase was primarily due to the acquisitions in 2010 and 2011, which is offset in part by continuing cost cutting measures as we integrate the acquired businesses and some of these costs are included in integration expenses. The non-cash stock-based compensation expense increased by $3,300, from $1,084 for the three months ended June 30, 2010 to $4,384 for the three months ended June 30, 2011 primarily due to the increase in stock options granted in 2010, $1,140 accrued for compensation to be issued in stock and $380 for restricted stock units and restricted stock vested in 2011.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $348 from $530 for the three months ended June 30, 2010 to $878 for the three months ended June 30, 2011, an increase of 66%. These costs increased primarily due to increases in accounting and audit fees combined with an overall increase in these expenses from the acquisitions. We expect these absolute costs to remain materially the same but decrease as a percentage of revenue due to an overall strategy to maintain these overall costs by negotiation of consulting agreements.

Office, Marketing and Other Corporate Costs. These expenses increased by $2,322 from $2,313 for the three months ended June 30, 2010 to $4,635 for the three months ended June 30, 2011, an increase of 100%.  The increase was primarily due to the acquisitions which increased our number of offices and overall office costs. We expect these costs as a percentage of revenue to decrease in 2011 as we consolidate office space and manage our office costs through cost-cutting policies and negotiations with vendors.

Merger and Acquisition Related Expenses. Merger and acquisition related expenses increased by $10,030 from $886 for the three months ended June 30, 2010 to $10,916 for the three months ended June 30, 2011, an increase of 1132%. The increase is primarily due to the significant acquisitions in 2011. We expect these costs to decrease significantly due to the completion of these acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased by $1,126 from $2,049 for the three months ended June 30, 2010 to $3,175 for the three months ended June 30, 2011, an increase of 55%. The increase was primarily due to the acquisitions in 2010 and 2011. We expect these costs to increase in the next quarter and then to remain relatively stable for the rest of 2011.

Restructuring Charges. Restructuring charges was an expense of $34 for the three months ended June 30, 2011 and income of $119 for the three months ended June 30, 2010. This represents minor adjustments to the two different restructuring plans with one in the first quarter of 2010 and one in the first quarter of 2011.

Integration Expenses. Integration expenses increased by $6,332 from $3,378 for the three months ended June 30, 2010 to $9,710 for the three months ended June 30, 2011. Integration expenses in 2010 consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.  Integration expenses in 2011 consist of cost overlap due to the integration of acquisitions. We expect these costs to be completed now as a result of the plan to fully integrate acquired businesses by the third quarter of 2011.

Interest Income.  Interest income increased by $42 from $27 for the three months ended June 30, 2010 to $69 for the three months ended June 30, 2011. This increase was primarily due to the fluctuation in the level of our cash and cash equivalents.

Interest Expense. Interest expense increased by $142 from $248 for the three months ended June 30, 2010 to $390 for the three months ended June 30, 2011, an increase of 57%. This increase was mainly due to the issuance of secured notes in April and June of 2010 and May of 2011.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount was $75 for the three months ended June 30, 2011 and $14 for the three months ended June 30, 2010. These costs resulted from the issuance of secured notes payable of $5,000 in April 2010, $1,000 in June 2010 and $15,000 in May 2011.

Derivative Income (Expense). Derivative income was $432 for the three months ended June 30, 2010 as compared to derivative income of $2,368 for the three months ended June 30, 2011. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Other Income/(Expense). Other income/(expense) changed by $1,024 from $604 in other income for the three months ended June 30, 2010 to other expense of $420 for the three months ended June 30, 2011, primarily due to an increase in foreign currency loss.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $19,803 for the three months ended June 30, 2011 compared to a net loss available to common shareholders of $342 for the three months ended June 30, 2010, a increase in net loss of $19,461.

Results of Operations - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue. Consolidated revenue increased by $42,219 from $40,419 for the six months ended June 30, 2010 to $82,638 for the six months ended June 30, 2011, an increase of 104%. This increase is primarily due to an increase in customers, increased spending by existing customers, and revenue from the acquired companies not included in prior period results. In 2011, our average monthly revenue per client increased, reflecting the company’s focus on higher-end opportunities in the market and large, multi-year contracts in emerging geographies. The company’s client base has increased from 1,000 customers in the beginning of 2010 to over 2,000 customers at present.

Variable and Direct Third Party Costs

Cost of Goods and Services (Exclusive of Depreciation shown separately below). These costs increased by $12,372 from $10,718 for the six months ended June 30, 2010 to $23,090 for the six months ended June 30, 2011, an increase of 115%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is primarily due to the acquisitions of Benchmark in May 2010, Megahertz in September 2010, Brickbox in September 2010 which provided digital video asset management solutions and broadcast video systems integration and the acquisition of ioko in May 2011. There was also an increase in these costs due to the increase in revenue over 2010, not including the acquisitions. These costs will continue to increase in 2011 due to the increase in the sale of services for the supply of digital media solutions, services and components, but overall our total gross margin is expected to increase due to our overall revenue mix.

Hosting, Delivery and Reporting. These costs increased by $1,233 from $2,364 for the six months ended June 30, 2010 to $3,597 for the six months ended June 30, 2011, an increase of 52%. These costs increased primarily due to the increase in revenue over 2010 and the acquisition of ioko in May 2011. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

Content Costs. Content costs decreased by $46 from $484 for the six months ended June 30, 2010 to $438 for the six months ended June 30, 2011. The decrease is primarily due to the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $864 from $1,546 for the six months ended June 30, 2010 to $682 for the six months ended June 30, 2011, a decrease of 56% attributable to a decrease in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $20,272 from $14,186 for the six months ended June 30, 2010 to $34,458 for the six months ended June 30, 2011, an increase of 143%.  The increase was primarily due to the acquisitions in 2010 and 2011, which is offset in part by continuing cost cutting measures as we integrate the acquired businesses and some of these costs are included in integration expenses. The non-cash stock-based compensation expense increased by $4,775, from $1,636 for the six months ended June 30, 2010 to $6,411 for the six months ended June 30, 2011 primarily due to the increase in stock options granted in 2010, $1,140 accrued for compensation to be issued in stock and $787 for restricted stock units and restricted stock vested in 2011.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $295 from $1,220 for the six months ended June 30, 2010 to $1,515 for the six months ended June 30, 2011, an increase of 24%. These costs increased primarily due to increases in accounting and audit fees combined with an overall increase in these expenses from the acquisitions. We expect these absolute costs to remain materially the same but decrease as a percentage of revenue due to an overall strategy to maintain these overall costs by negotiation of consulting agreements.

Office, Marketing and Other Corporate Costs. These expenses increased by $4,249 from $4,377 for the six months ended June 30, 2010 to $8,626 for the six months ended June 30, 2011, an increase of 97%.  The increase was primarily due to the acquisitions which increased our number of offices and overall office costs. We expect these costs as a percentage of revenue to decrease in 2011 as we consolidate office space and manage our office costs through cost-cutting policies and negotiations with vendors.

Merger and Acquisition Related Expenses. Merger and acquisition related expenses increased by $14,061 from $2,105 for the six months ended June 30, 2010 to $16,166 for the six months ended June 30, 2011, an increase of 668%. The increase is primarily due to the significant acquisitions in 2011. We expect these costs to decrease significantly due to the completion of these acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased by $1,906 from $3,703 for the six months ended June 30, 2010 to $5,609 for the six months ended June 30, 2011, an increase of 51%. The increase was primarily due to the acquisitions in 2010 and 2011. We expect these costs to increase in the next quarter and then to remain relatively stable for the rest of 2011.

Restructuring Charges. Restructuring charges were $3,352 for the six months ended June 30, 2011 and $3,574 for the six months ended June 30, 2010. These charges represent the 2011 plan that was initiated in the first quarter of 2011 and the 2010 plan that was initiated in the first quarter of 2010.

Integration Expenses. Integration expenses increased by $12,099 from $6,299 for the six months ended June 30, 2010 to $18,398 for the six months ended June 30, 2011. Integration expenses in 2010 consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.  Integration expenses in 2011 consist of cost overlap due to the integration of acquisitions. We expect these costs to be completed now as a result of the plan to fully integrate acquired businesses by the third quarter of 2011.

Interest Income.  Interest income increased by $113 from $28 for the six months ended June 30, 2010 to $141 for the six months ended June 30, 2011. This increase was primarily due to the fluctuation in the level of our cash and cash equivalents.

Interest Expense. Interest expense increased by $320 from $340 for the six months ended June 30, 2010 to $660 for the six months ended June 30, 2011, an increase of 94%. This increase was mainly due to the issuance of secured notes in April and June of 2010 and May of 2011.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount was $94 for the six months ended June 30, 2011 and $14 for the six months ended June 30, 2010. These costs resulted from the issuance of secured notes payable of $5,000 in April 2010, $1,000 in June 2010 and $15,000 in May 2011.

Derivative Income (Expense). Derivative expense was $9,075 for the six months ended June 30, 2010 as compared to derivative income of $3,042 for the six months ended June 30, 2011. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Other Income/(Expense). Other income/(expense) changed by $1,314 from $788 in other income for the six months ended June 30, 2010 to other expense of $526 for the six months ended June 30, 2011, primarily due to an increase in foreign currency loss.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $32,304 for the six months ended June 30, 2011 compared to a net loss available to common shareholders of $18,784 for the six months ended June 30, 2010, a increase in net loss of $13,520.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $37,810 and working capital of approximately $48,665. Management anticipates that it has enough cash reserves and will generate sufficient cash flows from its operating activities to fund its operations, anticipated capital expenditures and debt repayment obligations for at least the next 12 months.

Our ability to meet our short and long-term liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors. See “Risks Related to Our Business” under Item 1A. Risk Factors in our Form 10-K/A for more detail. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. These projections include an increase in revenue, improved operating margins and significant decreases in costs related to the restructuring and integration of acquired companies.

Net cash used by operating activities was $11,259 for the six months ended June 30, 2011, compared to $10,424 for the six months ended June 30, 2010, an increase of $835. This is due to the increase in the restructuring and integration of acquisitions.

Net cash used by investing activities was $112,111 for the six months ended June 30, 2011, compared to $13,919 for the six months ended June 30, 2010, an increase in net cash used in investing activities of $98,192. The increase in net cash used in investing activities is primarily attributable to the increase in cash paid in acquisitions in 2011 as compared to 2010.

Net cash provided by financing activities was $17,904 for the six months ended June 30, 2011, compared to net cash provided by financing activities of $85,613 for the six months ended June 30, 2010. In 2011, this primarily consisted of proceeds from the issuance of secured notes of $15,000 and the proceeds from the exercise of warrants and options of $3,819. In 2010, this primarily consisted of the proceeds from public offerings of $106,690, net proceeds from the issuance of secured notes of $5,762, proceeds from the exercise of warrants and options of $3,097 offset by payments related to the buyback of warrants of $23,925, payments of notes related to the Multicast acquisition of $4,500 and payments of other notes, capital leases and other obligations of $1,659.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the United States Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Form 10-Q regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements.  These important factors include risks related to our history of net losses and accumulated deficits, integration of acquired businesses, future capital requirements, competition and technological advances, dependence on the market for digital advertising, and other factors that we identify in this Form 10-Q and in other filings we make with the SEC.  For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K/A for the year ended December 31, 2010.  You should read these factors and other cautionary statements made in this Form 10-Q as being applicable to all related forward-looking statements wherever they appear in the Form 10-Q.  Except to the extent required by federal securities laws, we do not assume any obligation to update any forward-looking statements made by us.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and actions arising in the normal course of our business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operation, or cash flows.

ITEM 1A. RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2010.

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

KIT DIGITAL, INC.

Dated: August 9, 2011	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: August 9, 2011	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer (principal financial and accounting officer)