Form 10-Q
period 2011-09-30
KIT digital, Inc.
filed 2011-11-09
CIK 1076700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, there were 46,156,204 shares of the issuer’s common stock outstanding.

KIT digital, Inc.

PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30, 2011	December 31, 2010 (A)
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$60,047	$141,233
Restricted cash	595	2,000
Investment	1,709	1,050
Accounts receivable, net	66,069	29,349
Unbilled revenue	12,174	537
Inventory, net	449	301
Loan receivable, current portion	3,641	2,486
Other current assets	12,797	5,104
Total current assets	157,481	182,060

Property and equipment, net	10,841	5,987
Loan receivable, net of current	6,328	8,361
Deferred tax assets	448	-
Intangible assets, net	35,489	13,248
Goodwill	244,781	89,004
Total assets	$455,368	$298,660

Liabilities and Stockholders' Equity:
Current liabilities:
Capital lease and other obligations, current portion	$504	$608
Secured notes payable, net of debt discount, current portion	5,035	1,709
Accounts payable	17,857	12,740
Accrued expenses	12,752	6,411
Deferred revenue	4,439	4,223
Income tax payable	4,457	858
Deferred tax liability	11,454	682
Acquisition liabilities, current portion	8,359	2,115
Derivative liability	565	6,096
Other current liabilities	12,478	2,887
Total current liabilities	77,900	38,329

Capital lease and other obligations, net of current	266	175
Secured notes payable, net of current	13,658	4,127
Acquisition liabilities, net of current	11,977	10,405
Total liabilities	103,801	53,036

Stockholders' Equity:
Common stock, $0.0001 par value: authorized 80,000,000 shares; issued and outstanding 46,156,204 and 33,196,952, respectively	5	3
Additional paid-in capital	510,518	375,578
Accumulated deficit	(156,719)	(129,203)
Accumulated other comprehensive loss	(2,237)	(754)
Total stockholders' equity	351,567	245,624
Total liabilities and stockholders' equity	$455,368	$298,660

(A) - Reference is made to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission on August 3, 2011.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$62,276	$27,746	$144,914	$68,165

Variable and direct third party costs:
Cost of goods and services (exclusive of depreciation shown separately below)	10,210	11,472	33,300	22,190
Hosting, delivery and reporting	3,058	671	6,655	3,035
Content costs	142	262	580	746
Direct third party creative production costs	655	1,074	1,337	2,620
Total variable and direct third party costs	14,065	13,479	41,872	28,591
Gross profit	48,211	14,267	103,042	39,574
General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $5,546, $1,273, $11,957 and $2,910, respectively)	33,740	7,359	68,198	21,545
Legal, accounting, audit and other professional service fees	736	425	2,251	1,645
Office, marketing and other corporate costs	5,009	3,341	13,635	7,718
Merger and acquisition and investor relations expenses	498	1,306	16,664	3,411
Depreciation and amortization	3,015	2,407	8,624	6,110
Restructuring charges	-	(93)	3,352	3,481
Integration expenses	2,624	4,535	21,022	10,834
Total general and administrative expenses	45,622	19,280	133,746	54,744
Income (loss) from operations	2,589	(5,013)	(30,704)	(15,170)
Interest income	34	5	175	33
Interest expense	(682)	(223)	(1,342)	(563)
Amortization of deferred financing costs and debt discount	(104)	(19)	(198)	(33)
Derivative income (expense)	628	(1,451)	3,670	(10,526)
Other (expense) income	1,535	(1,263)	1,009	(475)
Net income (loss) before income taxes	4,000	(7,964)	(27,390)	(26,734)
Income tax benefit (expense)	788	(10)	(126)	(24)
Net income (loss) available to common shareholders	$4,788	$(7,974)	$(27,516)	$(26,758)

Basic and diluted net income (loss) per common share	$0.11	$(0.34)	$(0.74)	$(1.37)
Basic weighted average common shares outstanding	42,553,768	23,355,298	36,978,752	19,581,084
Diluted weighted average common shares outstanding	43,434,416	23,355,298	36,978,752	19,581,084

Comprehensive income (loss):
Net income (loss)	$4,788	$(7,974)	$(27,516)	$(26,758)
Foreign currency translation	(1,416)	3,022	(1,492)	971
Change in unrealized gain (loss) on investments, net	(46)	75	9	91
Comprehensive income (loss):	$3,326	$(4,877)	$(28,999)	$(25,696)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(Unaudited)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital
Balance – December 31, 2010	33,196,952	$3	$375,578
Issue of stock in public offering	3,680,000	1	32,104
Issue of stock for exercise of stock options	182,622	—	1,366
Issue of stock for exercise of warrants	485,630	—	4,860
Issue of stock for acquisitions	8,398,648	1	84,121
Debt discount on notes	—	—	1,081
Issue of stock for services	186,929	—	2,213
Issue of warrants for services	—	—	1,697
Stock-based compensation	25,423	—	7,498
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—
Balance – September 30, 2011	46,156,204	$5	$510,518

	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance – December 31, 2010	$(129,203)	$(754)	$245,624
Issue of stock in public offering	—	—	32,105
Issue of stock for exercise of stock options	—	—	1,366
Issue of stock for exercise of warrants	—	—	4,860
Issue of stock for acquisitions	—	—	84,122
Debt discount on notes	—	—	1,081
Issue of stock for services	—	—	2,213
Issue of warrants for services	—	—	1,697
Stock-based compensation	—	—	7,498
Foreign currency translation adjustment		(1,492)	(1,492)
Fair market value adjustment for available for sale securities	—	9	9
Net loss	(27,516)	—	(27,516)
Balance – September 30, 2011	$(156,719)	$(2,237)	$351,567

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating Activities:
Net loss	$(27,516)	$(26,758)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	223	358
Depreciation	3,646	3,243
Amortization of intangible assets	4,860	2,867
Amortization of deferred financing costs and debt discount	196	33
Loss on disposal of property and equipment	-	111
Derivative expense (income)	(3,670)	10,526
Less: merger and acquisition expenses	6,738	1,387
Non-cash stock based compensation	11,957	2,909
Non-cash warrants for services	1,697	840
Non-cash stock for services	267	412
Changes in assets and liabilities:
Accounts receivable	(10,952)	(13,926)
Unbilled revenue	(720)	930
Inventory	(152)	(579)
Other assets	(3,473)	(716)
Accounts payable	1,390	2,268
Accrued expenses	333	(1,084)
Income tax payable	(853)	(9)
Other liabilities	(4,248)	(280)
Total adjustments	7,239	9,290
Net cash used by operating activities - forward	(20,277)	(17,468)
Investing Activities:
Cash paid into restricted cash	3,518	(2,035)
Cash paid into investment	(307)	(700)
Cash paid in acquisitions	(122,210)	(26,338)
Cash received in acquisitions	16,860	6,581
Receipt of payment on notes receivable	877	-
Proceeds from sale of equipment	162	-
Merger and acquisition expenses	(6,738)	(1,387)
Purchase of equipment	(3,869)	(1,272)
Purchase of software	(1,900)	-
Net cash used by investing activities - forward	$(113,607)	$(25,151)

KIT DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010

Net cash used by operating activities - forwarded	$(20,277)	$(17,468)
Net cash used by investing activities - forwarded	(113,607)	(25,151)
Financing Activities:
Proceeds from public offering, net	32,105	106,615
Proceeds from exercise of stock options	1,366	74
Proceeds from exercise of warrants	2,999	3,030
Payments for warrant buybacks	-	(24,054)
Bank overdraft and other obligations	-	209
Proceeds from issuance of secured notes	15,000	5,762
Payments of secured notes	(1,254)	(1,020)
Repayments of notes payable	-	(4,500)
Payment on capital leases	(360)	(794)
Net cash provided by financing activities	49,856	85,322
Effect of exchange rate changes on cash	2,842	558
Net increase (decrease) in cash and cash equivalents	(81,186)	43,261
Cash and cash equivalents - beginning of period	141,233	6,791
Cash and cash equivalents - end of period	$60,047	$50,052
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	739	$-
Interest	1,342	$563
Non-cash investing and financing activities:
Non-cash issuances of stock for acquisitions (8,398,648 and 2,460,959 shares issued, respectively)	84,122	$25,964

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(1) Nature of Business and Nature of Presentation

KIT digital, Inc. (“we,” “us,” “our,” the “Company” or “KIT digital”), through our operating subsidiaries, provide enterprise clients an end-to-end technology platform for managing Internet Protocol (“IP”)-based video assets across browser environments, mobile and tablet devices and connected television sets. We also offer creative interface design, marketing services, content transformation services, systems integration and broadcast engineering services to complement our KIT Platform software. Our revenues are comprised primarily of software-as-a-service (“SaaS”) license and usage fees, enterprise software license, maintenance and usage fees, and professional services fees.

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

(2) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and we do not expect the adoption will have a material impact on our financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This guidance is effective for interim and annual financial periods beginning after December 15, 2011, although early adoption is permitted. We are reviewing the impact of early adoption of this update.

(3) Net income (loss) per share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, warrants and restricted stock units (“RSUs”).

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The following table sets forth the components used in the computation of basic and diluted net income per common share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$4,788	$(7,974)	$(27,516)	$(26,758)
Denominator:
Denominator for basic net income (loss) per common share	42,553,768	23,355,298	36,978,752	19,581,084
Effect of dilutive securities:
Stock options	611,918	-	-	-
Warrants	149,221	-	-	-
RSUs	119,509	-	-	-
Denominator for diluted net income (loss) per common share	43,434,416	23,355,298	36,978,752	19,581,084
Basic net income (loss) per common share	$0.11	$(0.34)	$(0.74)	$(1.37)
Diluted net income (loss) per common share	$0.11	$(0.34)	$(0.74)	$(1.37)

Outstanding options to acquire an aggregate of 3,173,295 shares of common stock for the three months ended September 30, 2011 were excluded from the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective period. As a result, the effect of including these options would be anti-dilutive. Similarly, outstanding warrants to acquire an aggregate of 512,439 shares of common stock for the three months ended September 30, 2011 were excluded from the calculation of diluted earnings per share because the exercise prices of the warrants were greater than the average market price of the Company's common stock during the respective period. Additionally, 1,569,741 common stock issuable in respect of outstanding time and performance-based RSUs were excluded from the computation of diluted net income per share for the three ended September 30, 2011 because the time or performance conditions had not been met as of those dates.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

 (4) Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of September 30, 2011 and December 31, 2010, the Company had $2,095 and $2,068, respectively, of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account is guaranteed and backed by liquid collateral instruments, and can be redeemed with 14 days prior written notice.

(5) Fair Value of Financial Instruments

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

The assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy are Investments and Derivative Liabilities. Investments are measured using net asset value as a practical expedient (Level 2). See Note 14 for fair value hierarchy on the Derivative Liabilities.

(6) Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of September 30, 2011 and December 31, 2010 was $2,970 and $1,023, respectively.

(7) Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where feasible and we deem prudent. As of September 30, 2011, we held cash and cash equivalents of $14,819 in financial institutions outside of the United States. We believe no significant concentration of credit risk exists with respect to these balances. The amount held in foreign currencies as of September 30, 2011 and December 30, 2010 was $9,267 and $8,617, respectively. The amount of cash in excess of FDIC insured amounts as of September 30, 2011 and December 31, 2010, was $57,947 and $139,185, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of September 30, 2011, no customer accounted for 10% or more of our trade accounts receivable. As of December 31, 2010, one customer accounted for 11% of our trade accounts receivable. As of September 30, 2011 and 2010, no customer accounted for 10% or more of the year to date revenue. As of September 30, 2011, we held accounts receivable of $55,449 outside of the United States. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

(8) Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market and is comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of September 30, 2011 and December 31, 2010, our reserves for excess and obsolete inventory were $140 and $145, respectively.

(9) Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

Goodwill
Balance as of December 31, 2010	$89,004
Acquisitions	155,777
Balance as of September 30, 2011	$244,781

Intangible assets include the following:

	September 30, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	4.25	$12,447	$(5,370)	$7,077
Customer list	5.5	36,507	(8,275)	28,232
Trademarks	4.5	133	(60)	73
Other	1.25	376	(269)	107
Total		$49,463	$(13,974)	$35,489

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

Amortization expense on intangible assets for the three months ended September 30, 2011 and 2010 were $1,815 and $1,348 respectively. Amortization expense on intangible assets for the nine months ended September 30, 2011 and 2010 were $4,860 and $2,865 respectively.

Estimated future annual amortization expense as of September 30, 2011 is as follows:

	Software	Customer List	Trademarks	Other	Total
2011	$456	$1,420	$3	$50	$1,929
2012	1,826	5,546	17	33	7,422
2013	1,624	5,426	17	24	7,091
2014	1,338	5,400	17	-	6,755
2015	1,090	5,259	17	-	6,366
Thereafter	743	5,181	2	-	5,926
Totals	$7,077	$28,232	$73	$107	$35,489

(10) Acquisitions

Brickbox Acquisition

On September 21, 2010, we acquired Brickbox Digital Media s.r.o., a Czech company engaged in providing digital video asset management solutions, and its international subsidiaries (“Brickbox”), in exchange for 339,476 shares of our common stock valued at a share price of $11.00 with a discount of $731 due to the restriction on the sale of these shares for 1 year for a total value of $3,003 and approximately $7,600 in cash at the time of acquisition. Additionally, the cost includes a fair value for contingent consideration of $3,023 which will is based on 10 percent of revenue and meeting earnings targets over a four-year period after closing, which is included in the Balance Sheet in “Acquisition liability, net of current”. We have allocated the aggregate cost of the acquisition to Brickbox’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. On May 22, 2011, we signed an amendment to the securities purchase agreement to issue 265,262 shares valued at $3,053 for the full settlement of the contingent acquisition liabilities of Brickbox.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$4,241
Property and equipment	1,126
Intangible assets – customer list	2,900
Intangible assets – noncompete	100
Goodwill	8,940
Total assets acquired	17,307
Deferred tax liability	(654)
Current liabilities and assumed debt	(3,027)
Net assets acquired	$13,626

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

KickApps Acquisition

On January 28, 2011, we acquired KickApps Corporation, a Delaware corporation (“KickApps”) and provider of solutions that enable the creation and management of next generation video-based Web experiences, in exchange for $4,027 in cash and 3,010,296 shares of our common stock valued at a price of $13.55 (with a discount of $11,981 due to the restriction on the sale of these shares), for a total of $28,808. We are holding 528,507 shares of the merger consideration in escrow for a period not to exceed 15 months following the merger to cover any warranty claims related to undisclosed commercial or tax liabilities or litigation. All of our common stock issued in exchange for KickApps is subject to contractual restrictions on transfer, with 60% of such stock being released from this restriction on the first anniversary of the merger and the balance on the second anniversary of the merger. We have allocated the aggregate cost of the acquisition to KickApps’ net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$2,023
Property and equipment	1,326
Intangible assets –developed software	500
Intangible assets – customer list	2,500
Goodwill	30,296
Total assets acquired	36,645

Deferred tax liability	(1,050)
Current liabilities	(2,760)

Net assets acquired	$32,835

 The results of operations of KickApps for the period from January 29, 2011 to September 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

Kyte Acquisition

On January 25, 2011, we acquired decentraltv Corporation, a Delaware corporation doing business as Kyte (“Kyte”), a cloud-based publishing platform that enables companies to deliver live and on-demand video experiences to websites, mobile devices and connected TVs, in exchange for $3,605 in cash and 189,348 shares of our common stock at a price of $13.91 (with a discount of $265 due to the restriction on the sale of these shares for 6 months), for a total of $2,369. Additionally, the cost included contingent consideration of $1,000 to be paid on the one-year anniversary of the acquisition in cash and stock to former Kyte stockholders if specified financial milestones are achieved by that business, which is included in the Balance Sheet in “Acquisition Liability, net of current.” We are holding 56,803 shares of the consideration in escrow for a period of one year to secure certain indemnification obligations. We have allocated the aggregate cost of the acquisition to Kyte’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$131
Property and equipment	71
Intangible assets – developed software	400
Intangible assets – customer list	1,000
Goodwill	5,294
Total assets acquired	7,562
Deferred tax liability	(490)
Current liabilities	(98)
Net assets acquired	$6,974

 The results of operations of Kyte for the period from January 26, 2011 to September 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$10,064
Property and equipment	388
Intangible assets – developed software	500
Intangible assets – customer list	2,000
Goodwill	21,950
Total assets acquired	34,902

Deferred tax liability	(775)
Current liabilities	(6,210)

Net assets acquired	$27,917

The results of operations of Kewego for the period from January 27, 2011 to September 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

WWB Acquisition

On February 21, 2011, we acquired the assets of Worldwide Broadcast Systems Inc. (“WWB”), a United States-based company engaged in providing broadcast video systems integration to customers in South and Central America, in exchange for $1,900 in cash and 23,514 shares of our common stock valued at a price of $13.25 (with a discount of $33 due to the restriction on the sale of these shares for 6 months), for a total of $279. Additionally, the cost includes a fair value for contingent consideration of $4,505, which will be based on a percentage of revenue over a three-year period after closing, which is included in the Balance Sheet in “Acquisition Liability, net of current.”.We have allocated the aggregate cost of the acquisition to WWB’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$89
Goodwill	6,595
Total assets acquired	6,684

Current liabilities	-

Net assets acquired	$6,684

 The results of operations of WWB for the period from February 22, 2011 to September 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

ioko Acquisition

On May 2, 2011, we acquired ioko365 Ltd. ("ioko") a private company incorporated in England and Wales with principal offices in San Diego, California and London, England and York, England. ioko provides end-to-end managed cloud-based platform solutions for multi-screen video delivery over connected Internet Protocol ("IP") devices to tier-one telecommunications, cable, media and entertainment companies around the world. Total consideration was $74,478 in cash and 1,509,804 of our common stock valued at a price of $10.88 (with a discount of $3,750 due to the restriction on the sale of these shares) for a total value of $12,676. In addition, the cost includes a fair value of contingent consideration of $3,362 based on meeting revenue and earnings targets during the twelve month periods ending March 31, 2012 and March 31, 2013. We are holding $9,000 of the cash and 232,378 shares of the merger consideration in escrow for a period not to exceed 18 months following the merger. Included in this agreement is an employee incentive plan for a total potential payment of our common stock of $7,500 upon meeting specified performance targets during the twelve month periods ending March 31, 2012 and March 31, 2013 and the six month period ended September 30, 2013. We have allocated the aggregate cost of the acquisition to ioko’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$36,271
Property and equipment	1,983
Intangible assets – customer list	10,000
Goodwill	59,050
Total assets acquired	107,304

Deferred tax liability	(2,500)
Current liabilities and assumed debt	(14,288)

Net assets acquired	$90,516

The results of operations of ioko for the period from May 2, 2011 to September 30, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Polymedia Acquisition

On May 17, 2011 we acquired Polymedia S.P.A. (“Polymedia”) a company incorporated in Italy with its principal office in Milan. Polymedia was the IP video platform-provisioning subsidiary of TXT e-solutions, a public company listed on the Italian Stock Exchange. Total consideration was $24,283 in cash and 1,178,381 of our common stock valued at a price of $11.89 (with a discount of $864 due to the restriction on the sale of the shares in escrow) for a total of $13,146. In addition, the cost includes a fair value of contingent consideration of $4,240 based on meeting specified revenue and gross margin targets during the 12-month periods ending May 31, 2012 and May 31, 2013.We are holding 354,286 shares of the merger consideration in escrow for a period of up to 12 months following the closing date. We have allocated the aggregate cost of the acquisition to Polymedia’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$11,649
Property and equipment	1,068
Intangible assets – customer list	6,000
Goodwill	31,523
Total assets acquired	50,240

Deferred tax liability	(1,884)
Current liabilities and assumed debt	(6,687)

Net assets acquired	$41,669

The results of operations of Polymedia for the period from May 17, 2011 to September 30, 2011 have been included in the Consolidated Statement of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

Peerset Acquisition

On June 9, 2011, we acquired the assets of Peerset, Inc. (“Peerset”), a Canadian based company engaged in developing technology to provide content recommendation services, in exchange for 10,611 shares of our common stock valued at a price of $11.71 for a total of $124 and cash of $1,375. The Peerset acquisition was primarily a purchase of intellectual property and a dedicated research and development team related to content recommendation technology, and the company was generating virtually no reported revenue at the time of purchase. We have allocated the aggregate cost of the acquisition to Peerset’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$-
Intangible assets – developed software	400
Goodwill	1,099
Total assets acquired	1,499

Current liabilities	-

Net assets acquired	$1,499

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

Selected unaudited pro forma combined results of operations for the nine months ended September 30, 2010, assuming the Multicast, Benchmark, Brickbox, Accela, Megahertz, Kyte, Kewego, Kickapps, WWB, ioko, and Polymedia acquisitions occurred on January 1, 2010 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$158,277
Net loss	$(35,079)

Selected unaudited pro forma combined results of operations for the nine months ended September 30, 2011, assuming the Kyte, Kewego, Kickapps, WWB, ioko, and Polymedia acquisitions occurred on January 1, 2011 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$180,197
Net loss	$(23,701)

(11) Loan Receivable

	September 30, 2011	December 31, 2010
Dec 2010 Loan receivable on sale of subsidiary	$9,969	$10,847
Less current	(3,641)	(2,486)
Loan receivable, net of current	$6,328	$8,361

In December 2010, we lent $10,847 in gross proceeds in relation to the sale of subsidiary. It matures on January 28, 2015. Commencing on February 28, 2011, payments are due in forty-eight equal consecutive payments of $226. The loan is secured by accounts receivable, cash and other receivables.

(12) Secured Notes Payable

	September 30, 2011	December 31, 2010
April 2010 secured note payable for $5,000	$3,809	$4,858
June 2010 secured note payable for $1,000	823	978
May 2011 secured note payable for $15,000	14,061	-
	18,693	5,836
Less current	(5,035)	(1,709)
Secured notes payable, net of current	13,658	4,127

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(13) Acquisition Liabilities

	September 30, 2011	December 31, 2010
Acquisition liabilities, current portion
Benchmark	$1,608	$2,115
Kyte	1,000	-
WWB	1,126	-
ioko	1,798	-
Polymedia	2,827	-
	$8,359	$2,115

Acquisition liabilities, net of current
Benchmark	$5,621	$7,382
Brickbox	-	3,023
WWB	3,379	-
ioko	1,563	-
Polymedia	1,414	-
	$11,977	$10,405

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

Pursuant to the Benchmark Stock Purchase Agreement on May 14, 2010, following the 12-month anniversary of the closing, we agreed to pay the seller in the form of shares of our common stock $0.60 for every $1.00 of recognized revenue generated by Benchmark during the 12-month period following the closing, less the purchase price paid at closing.  The price per share of our common stock issuable following the first anniversary of the closing was calculated based on the weighted average price of our common stock for the 30 trading days immediately preceding the first anniversary. Pursuant to an amendment to the Stock Purchase Agreement dated August 2, 2011, the parties agreed to accelerate half of the payment which would otherwise be payable to the seller with respect to the 12 months ending May 15, 2012 (based on financial results ending May 15, 2011), and extended a portion of the balance of the 2012 payment until May 15, 2013.  In accordance with the Benchmark Stock Purchase Agreement and the amendment, we issued 816,592 shares of our common stock to the seller for the first anniversary payment. On August 4, 2011, we issued 816,592 shares of our common stock valued at $7,905 in satisfaction of $9,378 of the earn-out provision. The difference of $1,473 was recorded as other income in the Consolidated Statements of Operations due to the change in value of the shares upon issuance

In July 2011, we paid the $1,375 in relation to the Peerset Acquisition liability.

On May 22, 2011, we signed an amendment to the securities purchase agreement to issue 265,262 shares valued at $3,053 for the full settlement of the Brickbox contingent acquisition liabilities estimate of $3,023, with the difference booked to expense in the three months ended June 30, 2011.

(14) Derivative Liabilities

In June 2008, the Financial Accounting Standards Board issued a new accounting standard. Under this standard, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,737. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009, December 31, 2009, December 31, 2010 and September 30, 2011 were 5,806,230, 4,794,400, 679,400 and 251,021, respectively. The number of shares for the determination of liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009, December 31, 2009, December 31, 2010 and September 30, 2011 were 2,886,038, 4,794,400, 679,400 and 251,021, respectively.

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

The following table summarizes the components of derivative liabilities as of September 30, 2011, December 31, 2010 and the re-measurement date, January 1, 2009:

	September 30, 2011	December 31, 2010	Re-measurement date January 1, 2009
Fair value of warrants with anti-dilution provisions	$(565)	$(6,096)	$(15,736)
Significant assumptions (or ranges):
Trading market values (1)	$8.40	$16.04	5.25
Term (years)	1.61	2.35	$4.35 to 5.00
Volatility (1)	54.44%	57.73%	101.98%
Risk-free rate (2)	0.25%	0.61%	1.55%
Effective Exercise price (3)	$7.00	$7.00	$5.92

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

The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three months ended September 30, 2011 and 2010 was $628 and $(1,451), respectively. Included in the $1,451 expense for the three months ended September 30, 2010 is a gain on settlement of $55 related to the repurchase of warrants. The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the nine months ended September 30, 2011 and 2010 was $3,670 and $(10,526), respectively. Included in the $(10,526) expense for the nine months ended September 30, 2010 is a loss on settlement of $2,961 related to the repurchase of warrants.

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

(15) Stock-Based Compensation

In December 2010, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 1,500,000 to an aggregate of 5,000,000 shares of common stock, subject to ratification by our stockholders. Subsequently, as a result of acquisition activity, our board of directors authorized at its meetings on March 5, 2011 and August 5, 2011 to amend and increase the number of shares which may be issued under the 2008 Incentive Plan to a new total of 9,500,000 shares. The holders of a majority of our outstanding shares of common stock approved the amendment to the 2008 Incentive Plan at the stockholders meeting held on October 21, 2011. The 2004 Stock Option Plan has reserved 342,858 shares of common stock for issuance.

Our outstanding unvested stock options have maximum contractual terms of up to five years, principally vest on a quarterly basis ratably over four years and were granted at exercise prices equal to the market price of our common stock on the date of grant. Our outstanding stock options are exercisable into shares of our common stock. We measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, warrants and restricted stock awards, based on the fair value of the award at the date of grant in accordance with the modified prospective method. We use the Black-Scholes model for purposes of determining the fair value of stock options and warrants granted and recognize compensation costs ratably over the requisite service period, net of estimated forfeitures. For restricted stock awards, the grant-date fair value is the quoted market price of the stock.

For the three months ended September 30, 2011 and 2010, we recognized $5,046 and $1,273, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. For the nine months ended September 30, 2011 and 2010, we recognized $11,457 and $2,910, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Included in the nine months ended September 30, 2011 amount of $11,457 is $4,171 accrued for compensation to be issued in stock, $1,318 for restricted stock units and restricted stock vested in 2011. Included in the nine months ended September 30, 2010 amount of $2,910 is $269 for restricted stock units and restricted stock vested in 2010. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date with $12 and $36 recognized in the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, all of these warrants were vested. The intrinsic value as of September 30, 2011 of these outstanding warrants and exercisable warrants are $128.

As of September 30, 2011, there was approximately $22,932 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.1 years.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Expected life (in years)	4.00	3.85
Risk-free interest rate	1.52%	1.08%
Volatility	79.40%	50.69%
Dividend yield	0	0

In 2010 and 2011, we estimated the expected term of stock options using historical exercise experience and used a forfeiture rate of 25% for employees and 0% for officers and directors

A summary of the status of stock option awards and changes during the nine months ended September 30, 2011 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2010	3,903,424	10.54
Granted	3,339,759	12.15
Exercised	(182,622)	9.84
Cancelled, expired, or forfeited	(1,178,930)	12.52
Outstanding at September 30, 2011	5,881,631	11.17	3.98	$0
Exercisable at September 30, 2011	1,946,911	10.38	3.48	$0

The weighted-average grant-date fair value of option awards granted during the nine months ended September 30, 2011 was $7.11.

(16) Stock Issuances

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

On September 20, 2011, we completed an underwritten public offering of 3,200,000 shares of our common stock, pursuant to our shelf registration statement on Form S-3 (No. 333-169918), which was originally filed and declared effective in October 2010, and related prospectus supplement dated September 15, 2011. We simultaneously sold 480,000 additional shares of common stock pursuant to an underwriters’ over-allotment option. We sold these shares at a price of $9.50 per share and received $34,960 in gross proceeds and approximately $32,105 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses.

During the quarter ended September 30, 2011, we issued 4,752,620 shares of common stock. Of this amount, we issued 3,680,000 shares for the public offering, 816,592 shares for the payment of the Benchmark Acquisition liability, 186,929 shares for services, 2,434 shares for the exercise of warrants with proceeds of $17 and 66,665 shares for the exercise of options with proceeds of $529.

As of September 30, 2011, the outstanding warrants (excluding the warrants included in the derivative liability of 251,021 and stock-based compensation of 34,286) were 1,361,935 with a weighted average exercise price of $24.21. As of December 31, 2010, the outstanding warrants (excluding the warrants included in the derivative liability of 679,400 and stock-based compensation of 34,286) were 781,737 with a weighted average exercise price of $39.28.

(17) Restructuring Charges

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

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The following table summarizes the restructuring charges for the three and nine months ended September 30, 2011, respectively, for the plan approved in the first quarter 2010:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2010	$1,212	$13	$518	$1,743

Additions	-	-	34	34
Reversal	(654)	-	-	(654)
Cash payments	(558)	(4)	(229)	(791)
Balance as of June 30 , 2011	$-	$9	$323	$332

Cash payments	-	(2)	(54)	(56)
Balance as of September 30, 2011	$-	$7	$269	$276

The accrued restructuring of $276 is included in accrued expenses in the consolidated balance sheets as of September 30, 2011.

In the first quarter of 2011, management approved a companywide restructuring plan which includes a workforce reduction, reduction in costs related to excess and vacated facilities under non-cancelable leases and settlement of contracts. Management expects to make payments during the remaining portion of 2011 and continuing into 2012.

The following table summarizes the restructuring charges for the three and nine months ended September 30, 2011, respectively, for the plan approved in the first quarter 2011:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2010	$-	$-	$-	$-

Additions	3,973	-	-	3,973
Cash payments	(1,736)	-	-	(1,736)
Balance as of June 30 , 2011	$2,237	$-	$-	$2,237

Cash payments	(1,975)	-	-	(1,975)
Balance as of September 30, 2011	$262	$-	$-	$262

The accrued restructuring of $262 is included in accrued expenses in the consolidated balance sheets as of September 30, 2011.

The following table summarizes the restructuring charges:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Employee termination costs	$-	$(66)	$3,318	$2,566
Contract settlements	-	-	-	67
Facility closing costs	-	(27)	34	848
Total restructuring charges	$-	$(93)	$3,352	$3,481

(18) Integration Expenses

The Company has recorded integration charges related to the cost overlap due to the reorganization and integration of acquisitions of $2,624 and $21,022 for the three and nine months ended September 30, 2011, respectively. Integration expenses include one‐time expenses for integrating acquired businesses together and eliminating duplication and inefficiencies. This includes rationalizing hosting and delivery infrastructure (data center consolidation, related hardware purchases, trunk T1 and T3 purchases and combinations, etc.) to merging software platforms and physical plant/office combination. These expenses include directly allocable staff time, travel and associated charges related to executing these integration initiatives. These expenses are almost without exception cash‐based.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

The Company has recorded integration charges related to the redundancy in staff and consultants for the transition of technology infrastructure during reorganization due to the centralizing of resources in Prague of $4,535 and $10,834 for the three and nine months ended September 30, 2010, respectively.

(19) Segment Reporting

We have presented operating segments in the past for Digital Media Solutions and Professional Services but since Professional services represents less than 10% of total assets and total revenues and this segment continues to decrease, we are not presenting financial information for operating segments.

(20) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, Ltd. (“KIT Capital”), a company wholly owned by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, which includes the managerial services of Mr. Isaza Tuzman and two other junior employees. The total amount paid to KIT Capital and included in our results of operations in the nine months ended September 30, 2011 and 2010 were $259 and $330, respectively.

Effective August 31, 2011, Kaleil Isaza Tuzman, Gavin Campion and Robin Smyth entered into employment agreements with the Company, superseding their prior employment agreements with the Company or, in the case of Mr. Isaza Tuzman, the agreement that is described above. Pursuant to these employment agreements, Mr. Isaza Tuzman, Campion and Smyth have agreed to continue to devote substantially all of their professional time and attention to the Company as its Chairman and Chief Executive Officer, its President and its Chief Financial Officer, respectively. Mr. Isaza Tuzman will continue to report to the Company’s board of directors, Mr. Campion will report to Mr. Isaza Tuzman, and Mr. Smyth will report to Mr. Isaza Tuzman.

The employment agreements provide that Messrs. Isaza Tuzman, Campion and Smyth will receive a base salary at an annual rate of $315, $290, and $254 (inclusive of transportation and housing allowance), respectively, for services rendered in such positions. In addition, each executive may be entitled to receive, at the sole discretion of the Company’s board of directors or compensation committee, annual performance bonuses based on achieving targeted corporate objectives for such year in accordance with the year’s operating or incentive plan. Each of Messrs. Isaza Tuzman, Campion and Smyth are also entitled to participate in the Company’s recently-adopted performance-contingent restricted stock unit program and, concurrently with entering into the employment agreements, they received 636,000, 306,000 and 306,000 performance-contingent restricted stock units, respectively.

See Note 14, “Derivative Liabilities” for a description of warrant repurchases from KIT Media and Wellington.

(21) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. Based upon our estimated annual effective tax rate and discrete items, our tax expense for the nine months ended September 30, 2011 was approximately $775 less a release of $160 of deferred tax liabilities relating to the Benchmark acquisition and refunds of $489 for a total of $126. Our income tax expense of $615 on our loss before taxes of $27,390 during the nine months ended September 30, 2011 was different than our statutory income tax rate due primarily to our providing for a valuation allowance on deferred tax assets in certain jurisdictions, and foreign tax for the period.

During the nine months ended September 30, 2011, we had several acquisitions and established deferred tax liabilities for Kyte, KickApps, Kewego, ioko and Polymedia for $490, $1,050, $775, $2,500, and $1,884, respectively. These were recorded as a result of the temporary differences generated by the differences between the fair value of assets and liabilities acquired (based on intangible assets).

As of September 30, 2010, we recorded a liability of $170 for the accrual of deficiency interest and penalties, which did not materially change during the nine months ended September 30, 2011. We filed U.S. federal, U.S. state, and foreign income tax returns. We are not currently under examination by any taxing authorities.

KIT DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

(22) Subsequent Events

On October 21, 2011, we filed a certificate of amendment of our certificate of incorporation to increase the number of authorized shares of our common stock to 150,000,000 shares from 80,000,000 shares. The amendment was adopted by stockholders holding a majority of our outstanding shares of common stock at our annual meeting of stockholders held on October 21, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

Overview

Through our operating subsidiaries, we are in the business of providing software solutions that enable our customers to manage and distribute video content through Internet websites, mobile and tablet devices and both closed network Internet Protocol television (“IPTV”) and over-the-top (“OTT”) connected television environments. Our core video asset management software suite, marketed under the “KIT Platform”,brand (and “KIT Cosmos” and “KIT Cloud” sub-brands), includes online and mobile video players, ingestion and trans-coding for Internet and mobile connected devices, live and video-on-demand OTT and IPTV video serving, editing and content transformation, content meta-tagging, content localization and syndication, digital rights management, hosting, storage, content delivery and content syndication. We currently provide IP video solutions internationally through over 20 offices globally, including principal locations in Atlanta, Beijing, Boston, Buenos Aires, Cairo, Chennai, Cologne, Delhi, Dubai, Ely (UK), Grenoble (France), London, Madrid, Melbourne (Australia), Mumbai, New York, Paris, Prague, San Francisco, Singapore, Sydney, and Stockholm. In support of our KIT Platform deployments, we provide systems integration, broadcast engineering services, content transformation services and integrated marketing services.

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us” or “our”), for the three and nine months ended September 30, 2011 and 2010. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations - Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue. Consolidated revenue increased by $34,530 from $27,746 for the three months ended September 30, 2010 to $62,276 for the three months ended September 30, 2011, an increase of 124%. This increase is primarily due to increased spending by existing customers, an increase in customers and revenue from the acquired companies not included in prior period results. In 2011, our average monthly revenue per client continues to increase, reflecting the company’s focus on higher-end opportunities in the market and large, multi-year contracts in emerging geographies. The company’s client base has increased from 1,000 customers in the beginning of 2010 to over 2,300 customers at present.

Variable and Direct Third Party Costs

Cost of Goods and Services (Exclusive of Depreciation shown separately below). These costs decreased by $1,262 from $11,472 for the three months ended September 30, 2010 to $10,210 for the three months ended September 30, 2011, a decrease of 11%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The decrease is primarily due to the timing of the sale of services for the supply of digital media solutions, services and components in the three months ended September 30, 2011. These costs will increase in 2011 due to the increase in the sale of services for the supply of digital media solutions, services and components, but overall our total gross margin is expected to increase due to our overall revenue mix.

Hosting, Delivery and Reporting. These costs increased by $2,387 from $671 for the three months ended September 30, 2010 to $3,058 for the three months ended September 30, 2011, an increase of 356%. These costs increased primarily due to the increase in revenue over 2010 and the acquisition of ioko in May 2011. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

Content Costs. Content costs decreased by $120 from $262 for the three months ended September 30, 2010 to $142 for the three months ended September 30, 2011. The decrease is primarily due to the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $419 from $1,074 for the three months ended September 30, 2010 to $655 for the three months ended September 30, 2011, a decrease of 39% attributable to a decrease in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $26,381 from $7,359 for the three months ended September 30, 2010 to $33,740 for the three months ended September 30, 2011, an increase of 358%.  The increase was primarily due to the acquisitions in 2010 and 2011, which is offset in part by continuing cost cutting measures as we integrated the acquired businesses and some of these costs are included in integration expenses. The non-cash stock-based compensation expense increased by $4,273, from $1,273 for the three months ended September 30, 2010 to $5,546 for the three months ended September 30, 2011 primarily due to the increase in stock options granted in 2010 and 2011, $3,030 accrued for compensation to be issued in stock and $526 for restricted stock units and restricted stock vested in 2011.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $311 from $425 for the three months ended September 30, 2010 to $736 for the three months ended September 30, 2011, an increase of 73%. These costs increased primarily due to increases in accounting and audit fees combined with an overall increase in these expenses from the acquisitions. We expect these absolute costs to remain materially the same but decrease as a percentage of revenue due to an overall strategy to maintain these overall costs by negotiation of consulting agreements.

Office, Marketing and Other Corporate Costs. These expenses increased by $1,668 from $3,341 for the three months ended September 30, 2010 to $5,009 for the three months ended September 30, 2011, an increase of 50%.  The increase was primarily due to the acquisitions which increased our number of offices and overall office costs. We expect these costs as a percentage of revenue to decrease in 2011 as we consolidate office space and manage our office costs through cost-cutting policies and negotiations with vendors.

Merger and Acquisition Related Expenses. Merger and acquisition related expenses decreased by $808 from $1,306 for the three months ended September 30, 2010 to $498 for the three months ended September 30, 2011, a decrease of 62%. The decrease is primarily due to the significant acquisitions in the three months ended September 30, 2010 as compared to none in the three months ended September 30, 2011. We expect these costs to continue to decrease significantly due to the completion of the acquisitions in 2010 and 2011.

Depreciation and Amortization. Depreciation and amortization expense increased by $608 from $2,407 for the three months ended September 30, 2010 to $3,015 for the three months ended September 30, 2011, an increase of 25%. The increase was primarily due to the acquisitions in 2010 and 2011. We expect these costs to remain relatively stable for the rest of 2011.

Restructuring Charges. Restructuring charges was income of $93 for the three months ended September 30, 2010. This represents a minor adjustment to the restructuring plan in the first quarter of 2010. There were no restructuring charges in the three months ended September 30, 2011.

Integration Expenses. Integration expenses decreased by $1,911 from $4,535 for the three months ended September 30, 2010 to $2,624 for the three months ended September 30, 2011. Integration expenses in 2010 consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.  Integration expenses in 2011 consist of cost overlap due to the integration of acquisitions. We expect these costs to be completed now as a result of the acquired businesses being fully integrated.

Interest Income.  Interest income increased by $29 from $5 for the three months ended September 30, 2010 to $34 for the three months ended September 30, 2011. This increase was primarily due to the fluctuation in the level of our cash and cash equivalents.

Interest Expense. Interest expense increased by $459 from $223 for the three months ended September 30, 2010 to $682 for the three months ended September 30, 2011, an increase of 206%. This increase was mainly due to the issuance of secured notes in April and June of 2010 and May of 2011.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount was $104 for the three months ended September 30, 2011 and $19 for the three months ended September 30, 2010. These costs resulted from the issuance of secured notes payable of $5,000 in April 2010, $1,000 in June 2010 and $15,000 in May 2011.

Derivative Income (Expense). Derivative expense was $1,451 for the three months ended September 30, 2010 as compared to derivative income of $628 for the three months ended September 30, 2011. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Other Income/(Expense). Other income/(expense) changed by $2,798 from $1,263 in other expense for the three months ended September 30, 2010 to other income of $1,535 for the three months ended September 30, 2011, primarily due to a gain on settlement of $1,473 related to the Benchmark earn-out paid in 816,592 shares of our common stock valued at $7,905 in satisfaction of $9,378 of earn-out liability and decrease in foreign currency loss.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net income available to common shareholders of $4,788 for the three months ended September 30, 2011 compared to a net loss available to common shareholders of $7,974 for the three months ended September 30, 2010, a increase in net income of $12,762.

Results of Operations - Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue. Consolidated revenue increased by $76,749 from $68,165 for the nine months ended September 30, 2010 to $144,914 for the nine months ended September 30, 2011, an increase of 113%. This increase is primarily due to increased spending by existing customers, an increase in customers and revenue from the acquired companies not included in prior period results. In 2011, our average monthly revenue per client will continue to increase, reflecting the company’s focus on higher-end opportunities in the market and large, multi-year contracts in emerging geographies. The company’s client base has increased from 1,000 customers in the beginning of 2010 to over 2,000 customers at present.

Variable and Direct Third Party Costs

Cost of Goods and Services (Exclusive of Depreciation shown separately below). These costs increased by $11,110 from $22,190 for the nine months ended September 30, 2010 to $33,300 for the nine months ended September 30, 2011, an increase of 50%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is primarily due to the acquisitions of Benchmark in May 2010, Megahertz in September 2010, Brickbox in September 2010 which provided digital video asset management solutions and broadcast video systems integration and the acquisition of ioko in May 2011. There was also an increase in these costs due to the increase in revenue over 2010, not including the acquisitions. These costs will continue to increase in 2011 due to the increase in the sale of services for the supply of digital media solutions, services and components, but overall our total gross margin is expected to increase or remain stable due to our overall revenue mix being constituted by approximately 70% KIT Platform-related fees.

Hosting, Delivery and Reporting. These costs increased by $3,620 from $3,035 for the nine months ended September 30, 2010 to $6,655 for the nine months ended September 30, 2011, an increase of 119%. These costs increased primarily due to the increase in revenue over 2010 and the acquisition of ioko in May 2011. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

Content Costs. Content costs decreased by $166 from $746 for the nine months ended September 30, 2010 to $580 for the nine months ended September 30, 2011. The decrease is primarily due to the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $1,283 from $2,620 for the nine months ended September 30, 2010 to $1,337 for the nine months ended September 30, 2011, a decrease of 49% attributable to a decrease in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $46,653 from $21,545 for the nine months ended September 30, 2010 to $68,198 for the nine months ended September 30, 2011, an increase of 217%.  The increase was primarily due to the acquisitions in 2010 and 2011, which is offset in part by continuing cost cutting measures as we integrate the acquired businesses and some of these costs are included in integration expenses. The non-cash stock-based compensation expense increased by $9,047, from $2,910 for the nine months ended September 30, 2010 to $11,957 for the nine months ended September 30, 2011 primarily due to the increase in stock options granted in 2010 and 2011, $4,171 accrued for compensation to be issued in stock and $1,318 for restricted stock units and restricted stock vested in 2011.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $606 from $1,645 for the nine months ended September 30, 2010 to $2,251 for the nine months ended September 30, 2011, an increase of 37%. These costs increased primarily due to increases in accounting and audit fees combined with an overall increase in these expenses from the acquisitions. We expect these absolute costs to remain materially the same but decrease as a percentage of revenue due to an overall strategy to maintain these overall costs by negotiation of consulting agreements.

Office, Marketing and Other Corporate Costs. These expenses increased by $5,917 from $7,718 for the nine months ended September 30, 2010 to $13,635 for the nine months ended September 30, 2011, an increase of 77%.  The increase was primarily due to the acquisitions which increased our number of offices and overall office costs. We expect these costs as a percentage of revenue to decrease in 2011 as we consolidate office space and manage our office costs through cost-cutting policies and negotiations with vendors.

Merger and Acquisition Related Expenses. Merger and acquisition related expenses increased by $13,253 from $3,411 for the nine months ended September 30, 2010 to $16,664 for the nine months ended September 30, 2011, an increase of 389%. The increase is primarily due to the significant acquisitions in 2011. We expect these costs to decrease significantly due to the completion of these acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased by $2,514 from $6,110 for the nine months ended September 30, 2010 to $8,624 for the nine months ended September 30, 2011, an increase of 41%. The increase was primarily due to the acquisitions in 2010 and 2011. We expect these costs to increase in the next quarter and then to remain relatively stable for the rest of 2011.

Restructuring Charges. Restructuring charges were $3,352 for the nine months ended September 30, 2011 and $3,481 for the nine months ended September 30, 2010. These charges represent the 2011 plan that was initiated in the first quarter of 2011 and the 2010 plan that was initiated in the first quarter of 2010.

Integration Expenses. Integration expenses increased by $10,188 from $10,834 for the nine months ended September 30, 2010 to $21,022 for the nine months ended September 30, 2011. Integration expenses in 2010 consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.  Integration expenses in 2011 consist of cost overlap due to the integration of acquisitions. We expect these costs to be completed now as a result of the plan to fully integrate acquired businesses by the third quarter of 2011.

Interest Income.  Interest income increased by $142 from $33 for the nine months ended September 30, 2010 to $175 for the nine months ended September 30, 2011. This increase was primarily due to the fluctuation in the level of our cash and cash equivalents.

Interest Expense. Interest expense increased by $779 from $563 for the nine months ended September 30, 2010 to $1,342 for the nine months ended September 30, 2011, an increase of 138%. This increase was mainly due to the issuance of secured notes in April and June of 2010 and May of 2011.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount was $198 for the nine months ended September 30, 2011 and $33 for the nine months ended September 30, 2010. These costs resulted from the issuance of secured notes payable of $5,000 in April 2010, $1,000 in June 2010 and $15,000 in May 2011.

Derivative Income (Expense). Derivative expense was $10,526 for the nine months ended September 30, 2010 as compared to derivative income of $3,670 for the nine months ended September 30, 2011. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Other Income/(Expense). Other income/(expense) changed by $1,484 from $475 in other expense for the nine months ended September 30, 2010 to other inome of $1,009 for the nine months ended September 30, 2011, primarily due to a gain on settlement of $1,473 related to the Benchmark earn-out paid in 816,592 shares of our common stock valued at $7,905 in satisfaction of $9,378 of earn-out liability and decrease in foreign currency loss.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $27,516 for the nine months ended September 30, 2011 compared to a net loss available to common shareholders of $26,758 for the nine months ended September 30, 2010, a increase in net loss of $758.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $60,047 and working capital of approximately $79,581. Management anticipates that it has enough cash reserves and will generate sufficient cash flows from its operating activities to fund its operations, anticipated capital expenditures and debt repayment obligations for at least the next 12 months.

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

Net cash used by operating activities was $20,277 for the nine months ended September 30, 2011, compared to $17,468 for the nine months ended September 30, 2010, an increase of $2,809. This is due to the increase in the restructuring and integration of acquisitions.

Net cash used by investing activities was $113,607 for the nine months ended September 30, 2011, compared to $25,151 for the nine months ended September 30, 2010, an increase in net cash used in investing activities of $88,456. The increase in net cash used in investing activities is primarily attributable to the increase in cash paid in acquisitions in 2011 as compared to 2010.

Net cash provided by financing activities was $49,856 for the nine months ended September 30, 2011, compared to net cash provided by financing activities of $85,322 for the nine months ended September 30, 2010. In 2011, this primarily consisted of the proceeds from public offering of $32,104, proceeds from the issuance of secured notes of $15,000 less payments of secured notes of $1,254, the proceeds from the exercise of warrants and options of $4,365 and payments of capital leases and other obligations of $359. In 2010, this primarily consisted of the proceeds from public offerings of $106,615, net proceeds from the issuance of secured notes of $5,762 less payments of secured notes of $1,020, proceeds from the exercise of warrants and options of $3,104 offset by payments related to the buyback of warrants of $24,054, payments of notes related to the Multicast acquisition of $4,500 and payments of capital leases and other obligations of $794.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We conduct our operations in primary functional currencies: the United States dollar, the Euro, the British pound, the Czech koruna, the Singaporean dollar, the Australian dollar, the Indian rupee and the Swedish krona We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to legal proceedings and actions arising in the normal course of our business. While the results of all such proceedings and actions cannot be predicted, management believes, based on facts known to management today, that the ultimate outcome of all such proceedings and actions will not have a material adverse effect on our consolidated financial position, results of operation, or cash flows.

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

KIT DIGITAL, INC.

Dated: November 9, 2011	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman
Chairman and Chief Executive Officer (principal executive officer)

Dated: November 9, 2011	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer (principal financial and accounting officer)