Form 10-K
period 2011-12-31
KIT digital, Inc.
filed 2012-03-30
CIK 1076700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34437

KIT digital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3447894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 West 17th Street, 2nd Floor	10011
New York, New York	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: +1 (646) 553-4845

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of June 30, 2011 (the last business day of the most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $332,828,000.

As of March 28, 2012, 47,400,099 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K where indicated.

KIT digital, Inc.

2011 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This report includes and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements. These important factors include the factors that we identify in this report, as well as the other information we include in the documents we incorporate by reference in this report. See “Risk Factors.” You should read these factors and other cautionary statements made in this report, and in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this report, and in the documents incorporated by reference. Except to the extent required by U.S. federal securities laws, we do not assume any obligation to update any forward-looking statements made by us.

All currency amounts are in thousands in this report. Share, per share and other numerical data are listed without abbreviation.

PART I

Item 1.  Business.

Overview

KIT digital is a premium provider of end-to-end video management software and services. Our KIT Video Platform, a cloud-based video asset management system, enables clients in the enterprise, media and entertainment and network operator markets to produce, manage and deliver multiscreen social video experiences to audiences wherever they are. We service approximately 2,450 clients in more than 50 countries including some of the world’s biggest brands such as Airbus, AT&T, The Associated Press, BBC, Best Buy, Bristol-Myers Squibb, BSkyB, Disney-ABC, FedEx, Google, HP, MTV, News Corp, Telecom Argentina, Telefonica, Universal Studios, Verizon, Vodafone and Volkswagen.

Our KIT Video Platform allows for content capture (including live production and satellite downlink, and from video libraries in file or physical format), management (including transcoding, meta tagging and data analysis) and delivery to end users on multiple screens and in multiple formats. The KIT Video Platform's two editions, KIT Cloud and KIT Cosmos, are built on a common architecture and object model, and each caters to different ends of the video market — from enterprises deploying internal video systems to broadcasters and telecommunication companies deploying multiscreen “TV Everywhere” initiatives. KIT Cosmos is a managed private cloud or on-premise solution for advanced, broadcast-grade multiscreen broadband TV deployments, while KIT Cloud is a multi-tenant cloud, turnkey solution for multiscreen social video experiences.

Our KIT Video Platform is deployed across three primary client markets: network operators, media and entertainment, and enterprise (non-media). Applications of our platform include end-consumer focused live and on-demand multiscreen video experiences, as well as internal enterprise deployments including corporate communications, human resources, training, and security and surveillance.

Our business operates across three major geographical profit and loss centers: (i) Europe, the Middle East and Africa (EMEA), (ii) the Americas and (iii) Asia-Pacific. We estimate that, as of March 15, 2012, approximately 50%, 35% and 15% of our current revenues are generated in EMEA, the Americas and Asia-Pacific, respectively.

Our global operational headquarters are located in Prague, Czech Republic and we maintain 16 additional principal offices around the world. Our regional headquarters for EMEA are located in London, our Americas operations are headquartered in New York, and our Asia-Pacific operations are headquartered in Beijing, China.

Corporate Information

We were incorporated under the laws of the State of Delaware in August 1998, and commenced operations in our current line of business in December 2003. Our principal executive offices are located at 26 West 17th Street, 2nd Floor New York, New York 10011 and our telephone number is +1 (646) 553-4845. We maintain a corporate website at www.kitd.com. Other information regarding our company can be found on our corporate website under “Investor Relations.” Neither the contents of our website nor downloadable files found there constitute part of this report.

We make available free of charge through our website, www.kitd.com, our annual reports on Form 10-K and other reports that we file with the U.S. Securities and Exchange Commission, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominations and corporate governance committees and its code of ethics, corporate governance guidelines and whistleblower policy.  We will also provide to any person without charge, upon request, a copy of any of the foregoing materials.  Any such request must be made in writing to us, c/o Investor Relations, KIT digital, Inc., 26 West 17th Street, 2nd Floor, New York, New York 10011.

Recent Developments

On March 23, 2012, we announced several significant management and board changes, as follows:

•	Kaleil Isaza Tuzman, our current Chairman and Chief Executive Officer, will assume the role of non-executive Chairman of the Board effective March 31, 2012.

•	Barak Bar-Cohen, our current Chief Administrative Officer, will assume the role of interim Chief Executive Officer on March 31, 2012, while we conduct a search, internally and externally, for a permanent Chief Executive Officer.

•	Santo Politi, an independent member of our board of directors, resigned as a director of the company.

•	Gavin Campion, our President, Robin Smyth, our Chief Financial Officer, and Christopher Williams, our Chief Technology Officer, resigned as directors of the company, but retain their positions as officers of the company.

Industry Background

Our sector’s growth is driven by the ongoing proliferation of connected devices, enhanced broadband connectivity and changing consumer behavior. The industry is evolving from traditional broadcast television to multi-screen over-the-top, or(“OTT”), and multi-platform premium video-on-demand solutions. Today, we believe software systems that are powering Internet protocol, or IP, video make up less than 10% of the global video management market, with most of the market still served by dedicated hardware and firmware solutions. We expect IP and software-based systems to expand dramatically and constitute the majority of video management market within the next five to ten years.

Today, there is broad and growing industry demand for a platform technology to support video experiences on browsers, smartphones, tablets, smart TVs and other connected devices. Broadband connectivity is expanding, with 4G and LTE introductions globally, and a general shift in consumer behavior to on-demand and mobile premium content, as well as social media. As a result, our KIT Video Platform and related professional services offerings are being asked to support multi-billion dollar business plans and business units within large multiple system operators (“MSOs”), telecommunications companies and major broadcasters. In the past, these efforts tended to be more experimental and generally resident within a client's internal research and development efforts. Over the past year in particular, we have seen larger client opportunities coming to us more quickly than we anticipated as OTT video deployments have quickly progressed from internal/experimental to core business initiatives around the world which require external vendor support.

Among some of the third-party data points that support the rapid changes and high-growth profile of our industry are the following:

•	The number of homes using the Internet to watch television shows and movies on the TV screen has reached more than 42 million across the United States and Europe, according to the latest research from Strategy Analytics’ Connected Home Devices (CHD) service.

•	According to IDC's "Worldwide Internet Broadband Bandwidth Demand 2012-2015 Forecast,” HD video content will drive a new level of bandwidth demand, with more than 50% of video and audio streaming destined for a connected TV (either directly or indirectly), an iPad or another mobile device or tablet.

•	By 2015, according to the Cisco Video Networking Index (VNI), there will be more than 15 billion video-capable Internet-connected devices in use, and every second, one million minutes of video content will cross the network.

•	Also, according to Cisco's VNI: Mobile video traffic exceeded 50% of total mobile data traffic for the first time in 2011. Mobile video will increase 25-fold between 2011 and 2016, accounting for over 70% of total mobile data traffic by the end of the forecast period.

Furthering this growth are some of the functional advantages of IP video solutions, which we believe together mark an important turning point for the industry. Some of those advantages are:

•	A transition from a capital expenditure intensive infrastructure support model to an operating expense model, allowing providers to quickly scale as their businesses grow.

•	Unified multi-channel analytics provide deep insights into business models and user behaviors.

•	The opportunity to explore new business models with syndication and lower friction sales channels available to content owners.

•	Flexibility to adapt to new devices, streaming formats, security measures and consumption patterns without major re-engineering of the core service.

KIT Video Platform

Our KIT Video Platform is a video asset management software system that enables media and entertainment, network operator and non-media enterprise clients to produce, manage and deliver live and on-demand, socially-enabled video experiences from any source to any screen. For example, the platform allows providers who utilize its system to:

•	Reach and grow "anytime/anywhere" audiences securely and cost effectively with linear, live and video-on-demand programming.

•	Deliver high quality and consistent live and on-demand broadband TV experiences across a wide range of browser-based devices, connected TVs, gaming consoles and more than 500 leading mobile and tablet environments.

•	Engage audiences more deeply through advanced social media and interactive video companion features, including custom forums, social sites, widgets, contests and Facebook pages and apps.

•	Monetize video assets with flexible advertising, pay-per-view and subscription based models. We support third-party ad platform integration and standard ad formats including banners, overlays and in-stream ad units.

•	Capture and deliver linear or scheduled live broadcasts to any screen for smooth uninterrupted viewing, and take advantage of innovative live-streaming features such as content sharing and recommendation, in-stream advertising, adaptive bitrate, audience analytics and secure live encoding.

•	Easily create custom video apps and players that are designed and built for delivery to any screen and support Flash, HTML5 and Silverlight.

•	Protect premium content from unauthorized viewing and reuse with a wide range of security options, digital rights management and encryption solutions.

Our KIT Video Platform's open architecture provides a flexible deployment model that includes cloud, hybrid cloud and private cloud hosting options, while allowing platform functionality to be easily extended through the addition of new components and facilitating integration with third-party point solutions.

The platform's broadcast-grade quality of service is made possible by the KIT Platform Operations Manager, a proprietary operational support system (“OSS”), for broadband head-ends that reduces the cost, risk, complexity and time-to-market of deploying broadband-delivered video solutions. The KIT Connected Device Framework provides an efficient and cost-effective way to enable seamless delivery of a unified experience of social video apps to connected TVs, set-top boxes, game consoles, tablets and smartphones. We eliminate the need for costly mobile application development by leveraging the KIT App Studio authoring tool to develop compelling native apps with drag and drop ease.

Our KIT Video Platform's two editions, KIT Cloud and KIT Cosmos, are built on a common architecture and object model, and each caters to different ends of the video market — from enterprises deploying internal video systems to broadcasters and telecommunications companies deploying multiscreen “TV Everywhere” initiatives. KIT Cosmos is a managed private cloud solution for advanced, broadcast-grade multiscreen broadband TV deployments, while KIT Cloud is a multi-tenant cloud, turnkey solution for multiscreen social video experiences.

KIT Cosmos

KIT Cosmos is a modular and extensible solution engineered to optimize the management and delivery of broadcast-grade Internet protocol television, (“IPTV”), and OTT multiscreen video. Delivered through “hybrid” cloud and managed private cloud deployments, KIT Cosmos is designed to meet the integration, content protection and quality-of-service demands of advanced TV Everywhere initiatives. KIT Cosmos’ modular architecture provides highly customized solutions that meet the demands of the world’s most advanced and large-scale broadband video deployments. KIT Cosmos can provide an end-to-end solution for a multiscreen, digital rights management-enabled video-on-demand store, using advertising, pay-per-view or subscription-based subscription models.

KIT Cloud

KIT Cloud is a turnkey but highly advanced cloud-based solution for multiscreen interactive and social video publishing and monetization. KIT Cloud is designed for organizations seeking a simplified entry point to broadband video. It combines online, mobile and social video delivery so that content providers can seamlessly publish professional video content, engage audiences on any screen and monetize their premium content assets. KIT Cloud features include video-on-demand (uploads, transcoding and management), live video (encoding and management), and social components (forums, boards, badges and Facebook apps).

Markets

Network Operators

Our solutions enable cable companies and MSOs to combine and expand their television and broadband offerings and extend their services beyond the traditional set-top box to the world of connected devices such as PCs, game consoles, portable media players, tablets and mobile phones. Satellite providers can offer new video services to reach other connected devices as an extension of their traditional subscription business, thereby moving beyond the question of push vs. pull video-on-demand, to offer customers solutions that are competitive with the capabilities of terrestrial video providers. Telecommunications companies are making major investments in delivering television and video to the home. Our solutions allow them to provide multichannel television and video on-demand programming to connected IP devices throughout the home. We can provide these operators with OTT solutions for subscription pay TV, a content aggregation platform and a movie video-on-demand storefront platform

Media Companies

Broadcasters/Television. Market dynamics are changing due to innovations in digital media and the increase in connected devices. As a result, broadcasters, content owners and video publishers alike are rethinking conventional business models and adopting multiscreen broadband TV strategies to maintain audience loyalty, stimulate demand, add value to core offerings and generate new revenue.

We believe there is a market in providing media and broadcast companies with managed cloud-based platform solutions and integration services that enable them to revamp their existing legacy delivery models with next generation IP-based systems to deliver socially-enabled multiscreen experiences to audiences wherever they are.

The requirements are broader and more complex than can be met by pure-play online video platform providers, or OVPs. What’s needed to effectively deliver these services is a deep understanding of traditional broadcast systems coupled with modern platform software capabilities. For broadcasters who can effectively bridge these worlds, an opportunity exists to leap ahead of the competition with OTT video delivery.

Our advanced broadcast-grade OTT solutions offer broadcasters reliability, sharply reduced costs and an efficient, centralized way to manage pay-per-view, advertising and subscription-based revenue models. These new delivery mechanisms are helping broadcasters provide geo-targeted and demographically relevant content to increase viewership and drive advertising revenues.

Other segments of the media and entertainment industry use OTT video solutions in a variety of ways, including:

Music: • Fan community • Tour promotion • Video blogs	News Media: • Field reporting • Eyewitness footage • Content syndication

Sports:

•	Fan interaction
•	Multi-platform engagement
•	Live event coverage
•	On-demand premium content

Non-Media Enterprises. Our KIT Video Platform is used by demanding and sophisticated corporate clients and is particularly appropriate for global corporations that need to centrally and securely produce and manage video content, while also providing content access and publishing to multiple geographical locations, on multiple device types, in different languages and across multiple network protocols.

An enterprise-wide business video strategy may include live video webcasting, video on-demand and digital signage/syndication capabilities, all functioning transparently on an organization’s existing information technology infrastructure. For all of these applications, enterprises need to effectively create or acquire multimedia content, manage and distribute those assets through a single platform with the ability to have live interaction with the audience.

Brands and Agencies. Marketing and communications professionals build awareness, generate demand, improve conversion rates and enhance customer loyalty through various uses of IP video including:

•	Customized web TV channels
•	Lead generation webcasts
•	Product tutorials, demos and eDetailing
•	Multimedia libraries
•	Customer testimonials
•	Corporate overviews
•	Continuing education
•	On-location digital signage

Corporate. Multi-device, broadband video is proving to be a very effective tool for internal communications with employees, channel partners and investors because it can be delivered with high frequency to global audiences anywhere, anytime. With increasing travel costs and movement toward environmental alternatives, enterprise businesses are looking to cut costs and extract more value from available resources without sacrificing effective and efficient operations. IP video allows them to do that through:

•	Town hall meetings
•	Culture and community
•	Education and training
•	Human resources updates

•	Investor relations
•	Sales and channel partner training

Government and Non-profits. In the face of declining budgets and support, government agencies and not for profit organizations need to communicate more broadly and efficiently to reach new audiences and build support for their mission. IP video technology enables organizations to expand their footprint and encourage activism among an increasingly connected audience. Not-for-profits can easily share important and time-sensitive information with users that serves as a hub to build awareness, participate in discussions, and showcase their community achievements. Sample use cases include:

•	Town hall meetings
•	Live broadcasts of events, speeches, etc.
•	Training/informational videos
•	Fundraising tool
•	Community building

Professional Services

We offer an extensive suite of professional and integration services supporting the design, integration and management of our platform deployments, as well as digital content services (such as localization, editing and packaging) and advanced digital marketing services.

With a wide variety of engagement models, our strategic consulting team provides market research, strategic auditing, strategic planning, consulting engagements and educational seminars.

Broadcast Systems Integration

We have been designing and delivering broadcast and media systems to our customers all over the world for nearly three decades. We apply design and construction expertise to installed and mobile broadcast facilities such as newsrooms, studios, control rooms, transmission centers, Earth stations, disaster recovery suites and outside broadcast vehicles. We are also involved with the build out of large-scale audio-visual communications systems for sports stadiums and conference centers.

User Experience and Creative Services

We design intuitive and engaging interfaces through a process that includes discovery; concept and analysis; prototyping and user testing; refining and updating; and design and development. We also provide web development consulting based on complex multiple device distribution. We develop solutions that are integrated with broadcasters’ back end digital asset management platforms, rights management and airtime sales. The web development services team has strong expertise in devices, media formats, conditional access/DRM, ad servicing and content management.

Managed Services

We provide a suite of managed platform services that reduce the time to market, cost, risk and complexity of deploying broadband-delivered video solutions. Our combination of integrated information technology infrastructure library, or ITIL, service management, security and quality assurance increases functionality and scalability while minimizing operational and maintenance costs. We have hosting facilities, suitable for global connectivity, backed by strong content delivery partnerships.

Growth Strategy

Our objective is to power the global emergence of multi-source to multi-screen video. We intend to build upon our position as the leading provider of IP video platform solutions and services to network operators, media companies and non-media enterprises. Key elements of our growth strategy include:

•	Tier 1 and Tier 2. Focus on tier 1 and tier 2 telco opportunities across targeted sectors (e.g., broadcasters) and geographies (e.g., U.S., Asia-Pacific, Latin America).

•	“Same Store Sales Growth.” Divisional cross-selling and up-selling within existing client organizations, expanding usage of our platform by existing clients, increasing basic license fees by selling additional modules of our KIT Video Platform, and selling complementary creative and technical integration services.

•	Partnerships. Leverage existing and new strategic partnerships with systems integration companies, content delivery networks (CDNs), hardware providers and other participants in the video management value chain, including collaborative sales and marketing efforts and the reselling of each other’s products and services.

•	Marketing. Invest in sales, marketing and branding. Leverage resellers to serve the KIT Cloud market.

•	Services. Leverage managed services for incremental revenues.

•	Product Evolution. Productize the social video experience through KIT Cloud, using tools that enable customization of badges, forums and the like.

•	Corporate Development. Supplement our organic growth with selective accretive acquisitions that expand our client and geographical footprint. We continue to evaluate regional competitors or small complementary product focus acquisitions with a bias towards funding such acquisitions, if they occur, out of future cash flow from operations.

Customers

As of March 15, 2012, we had approximately 2,450 customers. None of our customers accounted for more than 10% of our annual revenues for the years ended December 31, 2011, 2010 and 2009, and none of our customers had a gross receivable balance exceeding 10% of our gross accounts receivable at December 31, 2011 or December 31, 2010. Set forth below is a representative list of some of our customers as of March 15, 2012:

ABC News

A&E Television

Airbus

American Express

The Associated Press

AstraZeneca

Astro

AT&T

Autotrader.com

BBC

Bristol-Myers Squibb

British Telecom

BSkyB

Cinepost

Citadel Broadcasting

Comcast

CNN

Czech TV

Delta Airlines

Disney-ABC

ESPN

FedEx

FOX

Foxtel

GM

Google

Hewlett-Packard

HBO

Johnson & Johnson

Joyce Meyer Ministries

Mediaset

Microsoft

MSN

MTV

NY Post

National Geographic

News Corp

O2 Ice Hockey League

Playtex

PMT

Prima TV

RAI

Reckord Outside Broadcasting

Salesforce.com

SAP

Sky Germany

Snap-On Tools

Tabcorp

Tribeca Film Festival

Telecom Argentina

Telefonica

TV2Moro

United Business Media

U.S. Department of Veteran Affairs

Universal Studios

Verizon

Vodafone

Volkswagen

Z1

Yellow Pages

Competition

Among our competitors, we believe that we are well positioned to take advantage of burgeoning demand within our industry, given that, based on our industry knowledge, we believe we have the largest set of referenceable accounts and deployments, the deepest technology offering and the largest geographical and customer footprint. There are a number of competitors that provide certain elements of the products and services we offer. We categorize those companies broadly into three groups:

Managed Solutions Providers for IP Video Distribution. There are several companies that offer managed solutions for the distribution of premium video to IP-connected devices. These solutions are suited for targeting multi-service, video service and mobile service providers for the efficient delivery of premium video services to their customers. These companies include, but are not limited to, Deltatre, thePlatform, QuickPlay Media, Endavo, LabOne and Mondia Media.

Online Video Platform Providers. There are a number of companies that we believe are most appropriately classified as OVPs, whose focus is primarily on the small and medium sized business market. OVPs generally offer SaaS (software as a service) solutions for managing, publishing and measuring online video content. We have a limited competitive overlap with these companies through our KIT Cloud offering, though we operate in the same broad space by providing software solutions for IP video. We believe that our broadcast and carrier grade solutions significantly differentiate our capabilities from others in this category, as does our platform operations manager, our connected device framework and our more extensive social video capabilities. These companies include, but are not limited to, Brightcove, Ooyala, Kaltura, SyQiC and Flumotion.

Systems Integrators. We also compete with systems integrators, particularly in serving tier 1 and tier 2 deployments. Generally, we do not believe that these companies have proprietary software solutions for robust content management systems to serve their end markets. However, they do have substantial resources and can compete on the basis of customized solutions and integration with other related and/or competitive vendors. While we actively compete with these parties, we also work with them as a subcontractor on many deployments. These companies include, but are not limited to, Alcatel-Lucent, Accenture, Cisco and Ericsson. IBM is also a systems integrator in this segment of the market, but is now a formal partner of ours, such that we jointly support each other in deployments awarded separately, and are actively pursuing new business together. We believe this group of companies offers additional opportunities for us to grow our business through partnerships and other such cooperative arrangements.

Platform-as-a-Service (PaaS) Model

We derive our revenues from PaaS license fees and usage fees, enterprise license fees and professional services fees. For the year ended December 31, 2011, we recorded consolidated revenue of $214,932, as compared to revenue of $106,597 for the year ended December 31, 2010 and $47,284 for the year ended December 31, 2009.

Our platform as a service business model involves approximately 70% platform revenues under long-term client contracts with low client attrition and this offers us a predictable revenue stream. Approximately two-thirds of the growth in revenue in our business is derived solely from increased platform and services usage by our existing client base, which is driven by general industry trends like more connected devices, better broadband connectivity around the world, changing consumer behavior towards viewership or premium content on mobile, tablet and connected devices.

Our typical PaaS license agreement for our enterprise customers covers multiple years, with PaaS fees billed monthly, based on both basic license and usage fees. Our client contracts typically renew automatically in the absence of proactive termination at the end of the contract term, and we estimate that customer cancellations in our business have historically been under 2% per year.

Approximately 70% of our current revenues are generated by KIT Video Platform-related fees, with the remainder directly related to professional services. For KIT Video Platform use, we generally invoice customers monthly, and occasionally on a quarterly basis. Our clients usually enter into long-term contracts.

Our professional services are contracted on a project basis and in some cases on an hourly basis.

We currently provide our software solutions and professional services internationally through our operational headquarters in Prague, Czech Republic, and our principal offices in Atlanta, Belmont (CA), Ely (UK), Chennai, Cologne, Delhi, Dubai, London, Melbourne (Australia), Milan, New York (principal executive office), Paris, Singapore and Stockholm. We have sales representative offices in a number of other countries.

Technology and Intellectual Property

While historically we have not focused on the development of patents and have successfully relied upon use precedent, the continued evolution of the company, our market segments and industry-wide trends in patent portfolio strategy has resulted in us giving greater emphasis to the development of an intellectual property portfolio in recent periods. We now have patents and have patents pending in several key areas related to our core technology systems including content personalization and recommendation, video delivery user interfaces, methods of monetizing content via advertising and related methods, and optimizing delivery of video content over hybrid networks. In addition, we rely upon confidentiality agreements signed by our employees, consultants and third parties, and trade secret laws of general applicability, to safeguard our software and technology.

Organizational History

We were originally incorporated in Delaware in August 1998 under the name Virilitec Industries, Inc. Until December 2003, Virilitec engaged in unrelated business activities. In December 2003, Virilitec completed a business combination with our legal predecessor, ROO Media Corporation (“ROO Media”), a Delaware corporation formed in March 2001, which was substantially engaged in our present line of business. During 2001 and 2002, ROO Media focused on developing and refining its products and solutions, commencing commercial sales of its solutions in late 2003. ROO Media originally developed a technology platform called “VX,” designed to provide a cost effective, robust and scalable solution to manage and syndicate video content over the Internet. In February 2004, we changed our corporate name to ROO Group, Inc. and, in early 2011, we changed the product name “VX” to the “KIT Video Platform.”

In December 2007, we entered into an agreement with KIT Capital, Ltd. (“KIT Capital”), a company owned by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services and a substantial equity investment was made through its affiliate KIT Media, Ltd.

In May 2008, we changed our corporate name to our present name, KIT digital, Inc.

In May 2008, we completed a private placement of 2,142,858 shares of our common stock at a price of $7.00 per share, and warrants to purchase 2,142,858 shares of common stock at an exercise price of $11.90 per share, resulting in aggregate gross cash proceeds of $15,000. These warrants included an anti-dilution ratchet provision; as a result, the exercise price became $7.00 per share after our August 2009 public equity offering described below. In the private placement, KIT Media purchased 1,008,572 shares of common stock and warrants to purchase a like number of shares of common stock. All shares sold to KIT Media were at the same price and on the same terms as the other investors in the offering. Gavin Campion, our President, is also an investor in KIT Media, as are two other members of our board of directors.

In August 2009, we completed the sale of 4,554,000 shares of our common stock at a price of $7.00 per share in a public offering and contemporaneous listing on the Nasdaq Global Market, in which 4,004,000 shares were sold by us and 550,000 shares were sold by certain existing, unaffiliated stockholders. The gross proceeds of the common stock sold by us were $28,028. We did not receive any proceeds from the sale of shares by the selling stockholders. We issued to the underwriters 44,067 warrants to purchase shares of common stock with an exercise price of $8.40 per share exercisable for a period of five years and were valued under the Black-Scholes model as $181. In connection with the public offering, we received net cash proceeds of approximately $26,082 after underwriting discounts, commissions and fees, legal fees and expenses, and other fees. KIT Media, Ltd., controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, purchased $4,004 of common stock (572,000 shares) in the August 2009 offering, in part through the conversion into common stock of an interim note payable by us in the amount of $3,350. All shares sold to KIT Media were at the same price and on the same terms as the other investors in this offering.

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

On March 7, 2010, our board of directors approved the repurchase of certain outstanding warrants with exercise prices below the then-current market price from certain warrant holders (who had acquired the warrants in the May 2008 private placement financing), including KIT Media, an entity controlled by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, and Wellington Management Company (“Wellington”), an entity with greater than a 10% holding in our outstanding common stock at the time of the transaction. KIT Media and Wellington were at the time considered related parties of our company. The terms of the warrant repurchase were identical for KIT Media and Wellington, and the negotiation of such terms was led by Wellington. We offered to purchase and cancel these warrants at 133% of the intrinsic value of the warrants (but because intrinsic value was based on a 20-day trailing volume weighted average price of the underlying common stock at the time, the ultimate purchase price of the warrants ended up being below the actual intrinsic value at the date of purchase).  The warrants with anti-ratchet dilution provisions totaling 3,030,747 were cancelled effective on March 31, 2010. These warrants were included in the warrant buyback liability as at March 31, 2010 and were paid after such date. We also repurchased and cancelled another 403,577 warrants with anti-ratchet dilution provisions during the year ended December 31, 2010, at varying prices, from parties other than KIT Media and Wellington, for $1,342.

On March 9, 2010, we completed an underwritten public offering of 1,541,624 shares of our common stock, pursuant to our shelf registration statement on Form S-3, which was originally filed and declared effective in February 2010, and related prospectus supplement dated March 4, 2010.  We sold such shares in the offering at a price of $9.73 per share and received $15,000 in gross proceeds and approximately $14,075 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. The impact of the public offering increased our total stockholders’ equity by $14,075. We subsequently sold 231,244 additional shares of common stock pursuant to the underwriters’ over-allotment option on March 22, 2010, and received $2,250 in gross proceeds and approximately $2,087 in net proceeds.

On April 27, 2010, we completed an underwritten public offering of 4,230,770 shares of our common stock, pursuant to our shelf registration statement on Form S-3, which was originally filed and declared effective in February 2010, and related prospectus supplement dated April 22, 2010. We sold such shares in the offering at a price of $13.00 per share and received $55,000 in gross proceeds and approximately $50,574 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. We subsequently sold 634,615 additional shares of common stock pursuant to the underwriters’ over-allotment option on May 6, 2010, and received $8,250 in gross proceeds and approximately $7,628 in net proceeds. KIT Capital purchased $1,300 of common stock (100,000 shares) in the April 2010 offering at the same price and on the same terms as the other investors in the offering.

On October 22, 2010, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-3 filed on October 13, 2010. The registration statement permits us to issue, in one or more offerings, shares of common stock at an aggregate offering price not to exceed $250,000.

On November 24, 2010, we completed an underwritten public offering of 8,000,000 shares of our common stock, pursuant to our shelf registration statement on Form S-3, which was originally filed and declared effective in October 2010, and related prospectus supplement dated November 19, 2010. We sold shares at a price of $12.00 per share and received $96,000 in gross proceeds and approximately $89,489 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. We subsequently sold 1,200,000 additional shares of common stock pursuant to the underwriters’ over-allotment option on December 10, 2010, and received $14,400 in gross proceeds and approximately $13,449 in net proceeds.

On December 24, 2010, we sold a portion of our business focusing on certain professional services and non-PaaS activities, allowing management to focus on our core KIT Video Platform offerings. Activities spun out included certain encoding services and broadcast equipment installation services. The sale price of the transaction was approximately $12,000, including the issuance of a note receivable for outstanding loans due to us.

On September 20, 2011, we completed an underwritten public offering of 3,680,000 shares of our common stock, pursuant to our shelf registration statement on Form S-3, which was originally filed and declared effective in October 2010, and related prospectus supplement dated September 15, 2011. We sold shares at a price of $9.50 per share and received $34,960 in gross proceeds and approximately $32,000 in net proceeds, after deducting underwriting discounts, commissions, legal fees and other estimated offering expenses. The closing of the offering included 480,000 shares of common stock pursuant to the underwriters’ over-allotment option that was exercised immediately.

Summary of Significant 2011 Business Acquisitions

KickApps

On January 28, 2011, we acquired 100% ownership of KickApps Corporation, a Delaware corporation, through the merger of a wholly-owned subsidiary with and into KickApps. KickApps, headquartered in New York City, is a leading provider of solutions that enable the creation and management of next generation video-based and social experiences online. Its solutions consist of a suite of hosted social media applications and services that drive deeper relationships with customers, and which are used by some of the world’s largest brands to grow and engage online audiences. KickApps added significant technology and product synergies, bringing to us a suite of self-serve deployable social solutions that are created using Web-based authoring tools. KickApps’ Open Source Media Framework (OSMF) App Studio serves as a unification point for all publishing-layer technologies across our family of products.

We paid consideration of approximately $32,046 for KickApps which was comprised of $4,027 in cash and 2,990,551 shares of our common stock valued at a price of $13.55 (with a discount of $12,503 due to the restriction on the sale of these shares), for a total of $28,019. We are holding 528,507 shares of the merger consideration in escrow for a period not to exceed 15 months following the merger to cover any warranty claims related to undisclosed commercial or tax liabilities or litigation. All of our common stock issued in exchange for KickApps is subject to contractual restrictions on transfer, with 60% of such stock being released from this restriction on the first anniversary of the merger and the balance on the second anniversary of the merger.

Kewego

On January 26, 2011, we entered into a stock purchase agreement with the shareholders of Kewego S.A., a company organized under the laws of France, pursuant to which we purchased all of the issued and outstanding shares of capital stock of Kewego. Kewego, based in Paris, provides enterprises, media operators, and communication agencies with professional IP-based, multi-screen video asset management solutions for managing, broadcasting and monetizing videos on IP connected devices, including PCs, mobile phones, iPads, connected TVs, and gaming consoles. Kewego’s platform brought us a large set of application programming interfaces (APIs) that enable third party development and an agency ecosystem to drive sales channel partnerships. Kewego also enhanced our enterprise offering through onsite, digital signage deployments.

We paid consideration of approximately $11,965 in cash and 1,411,704 shares of our common stock valued at a price of $14.36 (with a discount of $4,689 due to the restriction on the sale of these shares for 1 year), for a total of $15,341.

ioko

On May 2, 2011, we completed the acquisition of 100% of the capital stock of ioko365 Ltd ("ioko"). ioko, based in San Diego, California and London, U.K., provided end-to-end managed cloud-based platform solutions for multi-screen video delivery over connected IP devices to tier-one telco, cable, media and entertainment companies around the world, with a particular focus on North American, Northern European and Australasian markets. ioko's sophisticated OTT capabilities — allowing premium video services delivered over the Internet to be formatted for and presented on televisions and other connected devices — and its closed-network IPTV solutions are anticipated to add further depth to our OTT and connected device platform offerings for its network operator and media and entertainment verticals.

Total consideration was $74,478 in cash and 1,509,804 of our common stock valued at a price of $10.88 (with a discount of $3,905 due to the restriction on the sale of these shares) for a total value of $12,522. In addition, the cost includes a fair value of contingent consideration of $3,360 based on meeting revenue and earnings targets during the twelve month periods ending March 31, 2012 and March 31, 2013. We are holding $9,000 of the cash and 232,378 shares of the merger consideration in escrow for a period not to exceed 18 months following the merger. Included in this agreement is an employee incentive plan for a total potential payment of our common stock of $7,500 upon meeting specified performance targets during the 12 month periods ending March 31, 2012 and March 31, 2013 and the six month period ending September 30, 2013.

Polymedia

On May 17, 2011, pursuant to a Sale and Purchase Agreement, dated March 15, 2011, we acquired from TXT e-Solutions S.p.A. (“TXT”) all of the outstanding capital stock of Polymedia S.p.A., an Italian joint stock company (“Polymedia”). Headquartered in Milan, Italy with sales representative offices in several other European countries, Polymedia provided major network operators, broadcasters, media portals and industrial enterprises across Europe, North Africa and the Middle East with hosted IP video platform solutions that manage the entire lifecycle of video content from acquisition to distribution. Polymedia's solutions have capabilities in metadata-related workflow and third-party software integration.

Total consideration was $24,283 in cash and 1,178,381 of our common stock valued at a price of $11.89 (with a discount of $969 due to the restriction on the sale of the shares in escrow) for a total of $13,041. In addition, the cost includes a fair value of contingent consideration of $2,750 based on meeting specified revenue and gross margin targets during the 12-month periods ending May 31, 2012 and May 31, 2013.We are holding 354,286 shares of the merger consideration in escrow for a period of up to 12 months following the closing date.

Sezmi

On December 30, 2011, we acquired from Sezmi Corporation (“Sezmi”) substantially all of its assets and assumed certain of its liabilities. Headquartered in Belmont, California, Sezmi was a leading global provider of broadband-broadcast hybrid TV solutions. Sezmi employs a cloud-based software-as-a-service model and its target customers are service operators, such as telecommunication companies and Internet service providers, as well as content providers who desire to provide licensed or owned video content to subscribers across mobile and Internet protocol (IP)-connected home entertainment devices.

Total consideration was $7,850 in cash, the assumption of $16,526 in liabilities, $2,625 owed to the shareholders of Sezmi which will be issued in shares and held in escrow for a period of up to 12 months following the closing date and contingent consideration based upon revenue and other targets totaling $25,003.

Research and Development

Our research and development personnel are dedicated to undertaking efforts to enhance and improve our existing services and create new services in response to our customers’ needs and market demand for software tools to manage and deliver IP-video. Accordingly, we have invested, and intend to continue to invest, significant time and resources in our development activities to establish and maintain ourselves as a leader in providing optimized IP-based video solutions that address the business needs of our customers. As of December 31, 2011, we had approximately 200 employees involved in tasks related to research and development. Our research and development expenses were $15.7 million, $4.1 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  As a practice, we generally do not capitalize research and development, and these amounts are expensed.

Government Regulation

We are subject to risks associated with governmental regulation and legal uncertainties. Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), caching of content by server products and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

Employees

As of March 28, 2012, we had a total of approximately 1,450 employees globally, including approximately 150 part-time employees and approximately 300 contractors. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit, though there is a work council set up under German labor law in our Cologne, Germany office. We believe our relations with employees and contractors are good.

Item 1A.  Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as other information provided to you in this report, including information at the beginning of this document entitled “Special Note Regarding Forward-Looking Information,” and in other documents that we subsequently file with the SEC that update, supplement or supersede such information. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. If any of the events anticipated by the risks and uncertainties described occur, our results of operations and financial condition could be adversely affected, which could result in a decline in the market price of our common stock.

Risks Related to Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the year ended December 31, 2011, we had revenue of $214,932 and a net loss available to common stockholders of $25,356. There can be no assurance that, even if our revenue increases, our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our Internet software and services may decrease, which would reduce our revenues and gross margins, and harm our business. If we are unable to sell our solutions at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the software and services markets in which we operate. We must meet many challenges including:

•	establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;

•	establishing and maintaining adoption of our technology on a wide variety of platforms and devices;

•	timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services;

•	developing services and products that result in high degrees of corporate client satisfaction and high levels of end-customer usage;

•	successfully responding to competition, including competition from emerging technologies and solutions;

•	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services; and

•	identifying, attracting and retaining talented technical and creative services staff at reasonable compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks, our business will be harmed.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems mainly because we have acquired a number of businesses over the last three years and have had to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

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

The market price of our common stock could be subject to significant fluctuation in response to rumors or developments relating to possible transactions and the activities of the strategic transaction committee.

As we have previously disclosed, we have from time to time received expressions of interest concerning the possible purchase of our company.  Due to recent inquiries and conversations, in January our board established a strategic transaction committee of independent directors to allow for responsible and efficient review of such opportunities as they arise.  The company has not made a decision to pursue a strategic transaction nor has it entered into any agreement with a prospective purchaser with regard to any such transaction, and the establishment of the board committee should not be considered indicative of any pending or future transaction.

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

If other market participants in the general video management market enter into social media and IP-based VAMs (“video asset management systems”), we may be negatively impacted.

If dedicated firmware vendors were to enter into our space, they may have longer operating histories, greater name recognition, more employees and greater financial, technical, marketing, public relations and distribution resources than we do. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, release products and enhancements before they are thoroughly tested or result in customer dissatisfaction, any of which could harm our operating results and stock price.

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

If we are unable to maintain or expand our direct sales capabilities, we may not be able to generate anticipated revenues.

We rely primarily on our direct sales force to sell a substantial portion of our software and services (although we also use channels and partnerships for sales). As of March 28, 2012, we had a team of approximately 120 dedicated sales and sales support professionals. We generally expand our sales force to generate increased revenue from new customers. Failure to hire or retain qualified sales personnel may preclude us from expanding our business and generating anticipated revenue. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, assimilate or retain enough highly qualified sales personnel. Certain companies with which we compete for experienced personnel may have greater resources than we have. New sales hires require training and take time to achieve full productivity. If we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as necessary to maintain or increase our revenue within anticipated timeframes.

Our business depends substantially on customers renewing and upgrading their subscriptions for our services. Any decline in our customer renewals and upgrades would harm our future operating results.

We typically maintain multi-year working relationships with our customers. Most of our customer contracts cover multi-year periods and contain an automatic renewal clause; however, optional notification of non-renewal is permitted to be given by customers at the end of the contract term. Maintaining the renewal rate of our contracts is important to our future success. Our customers have no obligation to renew their relationship with us after the expiration of the term of their agreements, and occasionally customers have elected not to do so. We cannot guarantee that customer agreements will be renewed at the same pace as they have been previously. Our renewal rates, which have been very high, may decline due to a variety of factors, including:

•	the performance and functionality of the KIT Video Platform;

•	the availability, price, performance and functionality of competing platforms and services;

•	our ability to demonstrate to new customers the value of our platform within initial contract terms;

•	the relative ease of moving to a competing software platform or service;

•	the effects of economic downturns, including the current global economic recession; or

•	reductions in our customers’ spending levels.

If our renewal rates are lower than anticipated or decline for any reason, or if customers renew on terms less favorable to us, our revenue may be negatively impacted and our profitability and gross margin may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

The average sales price of the KIT Video Platform or our services may decrease, which may reduce our profitability.

Although we have been able to maintain or increase our prices historically, the average sales price for the KIT Video Platform or our services may decline for a variety of reasons, including competitive pricing pressures, a change in the mix of our services, anticipation of the introduction of new solutions or promotional programs. Competition continues to increase in the market for end-to-end VAMS and related services and we expect competition to further increase in the future, thereby leading to increased pricing pressures. We cannot assure you that we will be successful maintaining our prices at levels that will allow us to reach profitability. Failure to maintain our prices could have an adverse effect on our business, results of operations and financial condition.

Any failure of major elements of our system and operations could lead to significant disruptions in our ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business.

Our business is dependent upon providing our customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of our network infrastructure may harm our ability to distribute our software to our customers, as well as our reputation and ability to attract and retain customers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems and network communications. A sudden and significant increase in traffic on our customers’ websites or demand from mobile users could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. Our failure to protect our network against damage from any of these events could harm our business.

Our operations also depend on web browsers, ISPs (Internet service providers) and mobile networks to provide our clients’ end-users access to websites, IPTV (Internet protocol television) and mobile content. Many of these providers have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any such outage, delay or difficulty could adversely affect our ability to effectively provide our software and services, which would harm our business.

Our success depends on our customers’ continued high-speed access to the Internet and the continued reliability of the Internet infrastructure.

Our future sales growth depends on our customers’ high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. The future delivery of our services will depend on third-party Internet service providers to expand high-speed Internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services, including high-speed modems, for providing reliable and timely Internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the Internet as a convenient means of customer interaction, as well as an efficient medium for the delivery and distribution of information among businesses and by businesses to their employees. All of these factors are out of our control. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our services would be significantly reduced, which would harm our business, results of operations and financial condition.

To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our ability to provide services to our customers, which could adversely affect our business.

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

The commercialization of certain of the service delivery and content handling services we provide at times require or are made more costly due to industry acceptance and regulatory processes, such as ISO certification and strict content security handling standards for Hollywood studios, such as those required by the Motion Picture Association of America (MPAA). If we are unable to obtain or retain these or other formal and informal industry certifications in a timely manner, or at all, our operating results could be adversely affected.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations may be materially harmed.

Historically, we have not had a mandatory practice of registering patents or copyrights on the software and technology we have developed. We believe our intellectual property is better protected by the long-term usage precedent for our software solutions than by patent filings, and we rely upon confidentiality agreements signed by our employees, consultants and third parties, and trade secret laws of general applicability, as an ongoing safeguard for our software and technology. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially harm our operations and financial condition.

If we are found to infringe on the proprietary rights of others, we could be required to redesign aspects of the KIT Video Platform, pay significant royalties or enter into license agreements with third parties, which may significantly increase our costs or adversely affect our results of operations.

Although we believe that our core intellectual property is protected by usage precedents that supersede the statute of limitation for copyright infringement claims in most jurisdictions worldwide, a third-party may assert that our technology or services violates its intellectual property rights. Any claims, regardless of their merit, could:

•	be expensive and time-consuming to defend;

•	force us to temporarily or permanently stop providing services that incorporate the challenged intellectual property;

•	require us to redesign our technology and services;

•	divert management’s attention and other company resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We may be subject to legal liability for providing third-party content.

We have certain arrangements to offer third-party content via certain of our clients’ websites. Although we believe we are in compliance with all legal requirements for content use in all jurisdictions, we may be subject to claims concerning this content by virtue of our involvement in marketing, branding, broadcasting or providing access to it, even if we do not ourselves host, operate or provide access to the content. While our agreements with these parties most often provide that we will be indemnified against such liabilities, such indemnification may not be adequate or available. Investigating and defending any of these types of claims can be expensive, even if the claims do not result in liability. While to date we have not been subject to material claims, if any potential claims do result in liability, we could be required to pay damages or other penalties, which could harm our business and operating results.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

A portion of our revenues arises from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. While we seek to roughly match client revenues with associated costs of delivery and client service (“natural hedging,” which is oriented to maximizing predictability of operating cash flow), our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies.

A significant portion of our operations is conducted through our subsidiaries, and we therefore rely on our subsidiaries to make funds available to us.

A significant portion of our operations is conducted through our subsidiaries. We, therefore, will be dependent upon the receipt of dividends or other distributions from our subsidiaries. The declaration of dividends by our subsidiaries will be subject to the discretion of their boards of directors and will depend on a number of factors, including their results of operations, financial condition, liquidity requirements and indebtedness and restrictions imposed by applicable law. Our inability to receive funds from our operating subsidiaries would adversely affect our ability to meet our obligations and to make dividend payments and other distributions, if any, to holders of our common stock.

Our operating results may fluctuate from quarter to quarter, which could make them difficult to predict.

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance.

Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this "Risk Factors" section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;

•	the mix of annual and monthly customers at any given time;

•	the timing and amount of costs of new and existing marketing and advertising efforts;

•	the timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors; and

•	system or service failures, security breaches or network downtime.

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

Our international operations are subject to increased risks, which could harm our business, operating results and financial condition.

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

If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Ensuring that we have effective internal control over financial reporting and disclosure controls and procedures in place is a costly and time-consuming effort that needs to be frequently evaluated. As a public company, we conduct an annual management assessment of the effectiveness of our internal controls over financial reporting and receive a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or if we or our independent registered public accounting firm identify ongoing deficiencies in our internal controls over financial reporting that could rise to the level of a material weakness, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls over financial reporting, we could be subject to investigations or sanctions by the U.S. Securities and Exchange Commission or other regulatory authorities, and we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause an adverse effect on the market price of our common stock, our business, reputation, financial position and results of operation. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

We have had a material weakness in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

During the past year ended December 31, 2011 management has identified a material weakness in our internal controls over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5. We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404. The existence of a material weakness could result in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Our use of "open source" software could negatively affect our ability to sell our services and subject us to possible litigation.

A small portion of the technology licensed by us incorporates "open source" software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or alterations under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur legal expenses defending against such allegations and could be subject to damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

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

As of December 31, 2011, we had outstanding under our 2004 Stock Option Plan and 2008 Incentive Stock Plan stock options to purchase 6,415,669 shares of common stock and 1,689,250 performance and time-based restricted stock units, and outstanding warrants to purchase 1,305,767 shares of common stock. The issuance of common stock pursuant to the stock options, restricted stock units and warrants would reduce a stockholder’s percentage voting and ownership interest in our company. The stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these stock options and warrants.

Our shares of common stock are traded on more than one exchange and this may result in price variations.

Our common stock is listed for trading on the Nasdaq Global Select Market and on the Prague Stock Exchange. We are in the process of moving our secondary listing from the Prague Stock Exchange to the London Stock Exchange. The trading prices of our shares on two different exchanges may vary due to spreads between functional trading currencies, different trading hours and other factors, and this may cause confusion to investors seeking to buy or sell our shares.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

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

Provisions of Delaware law and our charter documents could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions of Delaware law and our certificate of incorporation, as amended, and by-laws, as amended, may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to call special meetings; and

•	the ability of our board of directors to adopt, amend or repeal our by-laws.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.

As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

Since some members of our board of directors are not residents of the United States and certain of our assets are located outside of the United States, you may not be able to enforce any U.S. judgment for claims you may bring against such directors or assets.

Some members of our board of directors are non-U.S. residents, and a material portion of our assets and a substantial portion of the assets of these directors are located outside the United States. As a result, it may be more difficult for you to enforce a lawsuit within the United States against these non-U.S. residents than if they were residents of the United States. Also, it may be more difficult for you to enforce any judgment obtained in the United States against our assets or the assets of our non-U.S. resident directors located outside the United States than if these assets were located within the United States. We cannot assure you that foreign courts would enforce liabilities predicated on U.S. federal securities laws in original actions commenced in such foreign jurisdiction, or judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal securities laws.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors currently beneficially own 6.8% of our common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

We do not anticipate paying dividends in the foreseeable future.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Additionally, under our term loan, we may not pay cash dividends on our common stock without the consent of the lender. You should not buy our stock if you are expecting to receive cash dividends.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We are a global company with our executive offices in New York, our operational headquarters in Prague, Czech Republic, and other principal offices in locations such as Atlanta, Belmont (CA), Boston, Cologne, Delhi, Dubai, Ely (UK), London, Melbourne (Australia), Milan, Paris, San Diego, Singapore, Stockholm and York (UK).  We have additional sales representatives in a number of other countries. An index of our present office locations, including sales representative offices, is illustrated below:

Our total rent expense was approximately $3,114 and $2,003 under office leases for the years ended December 31, 2011 and 2010, respectively.

Item 3.  Legal Proceedings.

Other than as set forth below, we are not a party to any pending legal proceeding nor is our property the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business.

In December 2007, two former consultants of ROO Media Corporation (ROO Media) (currently KIT Media Corporation) sued that entity together with ROO Group, Inc. (now KIT digital, Inc.) and its founder and former Vice Chairman and ROO Media’s former President and Chief Operating Officer in New York Supreme Court, New York County, New York, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. In March 2009, the court dismissed all of plaintiffs’ claims except their breach of contract claim on the grounds that it is based on an alleged oral agreement, which, according to the court, plaintiffs may be able to prove. In July 2011, following the completion of discovery, defendants made a motion for summary judgment dismissing the remaining claim in the case. Briefing and oral argument on that motion were recently completed and a decision is expected in the spring of 2012. If defendants win this motion, the case is completed, except for the possibility of an appeal by plaintiffs. If defendants do not prevail, the case will go to trial. We believe that there is no merit to this suit and we intend to continue to defend vigorously.

In November 2007, our wholly-owned subsidiary, ROO HD, Inc., now KIT HD, Inc. (“KIT HD”), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., in New York Supreme Court, Saratoga County, New York. The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”), purportedly on behalf of themselves and “others similarly situated,” claims that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that KIT HD is the alter-ego of Wurld. Plaintiffs seek the appointment of a receiver to take charge of our property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount. KIT HD filed its answer to the complaint in January 2008. In December 2009, plaintiffs served an amended complaint, dropping the class action allegations and adding us as a defendant; otherwise, it is essentially the same as its predecessor. In February 2010, we and KIT HD answered the amended complaint, and the case is currently in discovery. We believe that the suit is without merit, and we and KIT HD intend to defend ourselves vigorously.

In May 2009, a former employee of Wurld filed suit against ten shareholders of Wurld, Wurld, ROO HD (now KIT HD), and ROO Group, Inc. (now KIT digital, Inc.), in New York Supreme Court, Albany County, New York. Plaintiff seeks to hold the ten largest shareholders of Wurld liable under Business Corporation Law §630, for $100 in wages that Wurld allegedly failed to pay plaintiff. She further asserts a variety of claims based on the allegation that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance, and that KIT HD is the successor to Wurld and liable for Wurld’s debts. Based on these allegations, plaintiff seeks payment of her wages, the (unspecified) fair market value of her shares of stock in Wurld, rescission of the asset purchase agreement between Wurld and KIT HD, plus attorney’s fees. In October 2009, the court dismissed plaintiff's claims against three shareholder/defendants on the grounds that BCL §630 does not apply to Wurld because it is not a New York corporation, a decision that plaintiff appealed to the intermediate appellate court and lost. Plaintiff pursued her appeal to the Court of Appeals (New York State’s highest court) and, in early March 2012, she lost that appeal. Consequently, all of plaintiff’s claims against the Wurld shareholder defendants are, or will be, finally dismissed; and this case should move into the discovery phase, as the plaintiff is now likely to move ahead with her claims against us and KIT HD. We and KIT HD have been served and answered. We believe that this lawsuit is without merit and we intend to defend ourself vigorously.

Our company and Mr. Isaza Tuzman have been required to produce documents to the SEC under two simultaneous February 24, 2012 subpoenas issued by the SEC. The investigation includes and we believe may focus on June 2010 transactions in company common stock and a related Form 4 filing by Mr. Isaza Tuzman that reported a purchase of 54,645 shares of company common stock, but we cannot be certain of its scope or outcome. We are cooperating fully with the SEC.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Information

Our common stock trades on the Nasdaq Stock Market under the symbol KITD, and has been listed on the Nasdaq Global Market from August 13, 2009 to December 30, 2011 and the Nasdaq Global Select Market from January 3, 2011 to date. Our common stock has also traded on the Prague Stock Exchange since January 21, 2010, under the same symbol. We are in the process of moving our secondary listing from the Prague Stock Exchange to the London Stock Exchange.

The following table sets forth the range of high and low closing prices of our common stock as reported by the Nasdaq Stock Market for the periods indicated.

	Year Ended December 31,
Quarter	2010		2011		2012
	High	Low	High	Low	High	Low
First (through March 28, 2012)	$13.12	$9.47	$16.94	$11.26	$12.58	$6.33
Second	14.89	8.77	12.60	10.65
Third	12.12	8.05	12.37	8.40
Fourth	16.33	11.19	12.37	7.53

On March 28, 2012, the last reported sale price of our common stock on the Nasdaq Global Select Market was $6.51 per share.

As of March 28, 2012, we had approximately 477 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

The transfer agent of our common stock is Continental Stock Transfer & Trust Co., 17 Battery Place, New York, New York 10004, telephone number: (212) 509-4000.

Dividend Policy

We have never paid dividends to holders of our common stock and we do not anticipate paying any cash dividends in the foreseeable future as we intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Under our term loan, we may not pay cash dividends on our common stock without the consent of the lender.

Recent Sales of Unregistered Securities

None.

Equity Repurchases

None.

Equity Compensation Plan Information

The table below describes the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, RSU’s and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, RSU’s and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensations
Equity compensation plans approved by security holders (1)	6,335,669	$9.96
Equity compensation plans approved by security holders (2)	1,689,250	$-
Sub-total	8,024,919		1,115,153

Equity compensation plans approved by security holders (3)	80,000	$7.03	262,858
Equity compensation plans not approved by security holders	-	$-	-

Total	8,104,919		1,378,011

(1)	Consists of shares that may be granted under our 2008 Incentive Stock Plan for option exercises.
(2)	Consists of shares that may be granted under our 2008 Incentive Stock Plan for RSUs.
(3)	Consists of shares that may be granted under our 2004 Stock Option Plan.

Comparative Stock Performance Graph

The following comparative stock performance graph and table compares the cumulative total stockholder return on our common stock to that of the Nasdaq Market Index and the Russell 2000 Index for the five fiscal year period ended December 31, 2011, the date of our fiscal year end. The following comparative stock performance graph and table assumes that a $100 investment was made at the close of trading on December 31, 2006 in our common stock and in each index, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance

30

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
KIT digital, Inc.	$100.00	$5.57	$4.92	$10.31	$15.04	$7.92
NASDAQ Market Index	100.00	110.66	66.41	96.54	114.06	113.16
Russell 2000 Index	100.00	98.44	65.17	82.87	105.14	100.73

(1)	We have elected to use the Russell 2000 Index because it includes companies with market capitalizations most similar to our own.

Item 6. Selected Financial Data.

You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report. The selected consolidated financial data set forth below for the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements appearing elsewhere in this report. The selected consolidated statement of operations data for the year ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements that are not included in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(In thousands, except share and per share data)
Consolidated Statement of Operations Data:

Revenue	$214,932	$106,597	$47,284	$23,401	$13,929
Gross profit	158,554	60,454	25,564	13,004	7,042
Total general and administrative expenses	186,383	81,110	36,723	31,710	41,280
Loss from operations	(27,829)	(20,656)	(11,159)	(18,706)	(34,238)
Net loss available to common stockholders	$(27,123)	$(35,260)	$(19,942)	$(18,975)	$(34,564)
Net loss per share:
Basic	$(0.66)	$(1.63)	$(3.03)	$(7.55)	$(34.69)
Diluted	$(0.66)	$(1.63)	$(3.03)	$(7.55)	$(34.69)
Weighted average number of shares outstanding:
Basic	41,355,265	21,586,655	6,573,970	2,512,415	996,267
Diluted	41,355,265	21,586,655	6,573,970	2,512,415	996,267
Comprehensive loss	$(30,260)	$(35,684)	$(20,022)	$(19,279)	$(34,518)

Consolidated Balance Sheet Data (at end of period):

Cash and cash equivalents	$45,660	$141,233	$6,791	$5,878	$10,189
Working capital (deficiency)	66,578	143,731	(15,907)	(3,100)	8,090
Total assets	501,737	298,660	80,414	41,309	18,115
Total liabilities	148,067	53,036	46,423	23,238	6,836
Total stockholders’ equity	353,670	245,624	33,991	18,308	11,355

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

Overview

KIT digital is a premium provider of end-to-end video management software and services. Our KIT Video Platform, a cloud-based video asset management system, enables clients in the enterprise, media and entertainment and network operator markets to produce, manage and deliver multiscreen social video experiences to audiences wherever they are. We service approximately 2,450 clients in more than 50 countries including some of the world’s biggest brands such as Airbus, The Associated Press, AT&T, BBC, Best Buy, Bristol-Myers Squibb, BSkyB, Disney-ABC, FedEx, Google, HP, News Corp, Telecom Argentina, Telefonica, Universal Studios, Verizon, Vodafone and Volkswagen.

Our KIT Video Platform allows for content capture (including live production and satellite downlink, and from video libraries in file or physical format), management (including transcoding, meta tagging and data analysis) and delivery to end users on multiple screens and in multiple formats. The KIT Video Platform's two editions, KIT Cloud and KIT Cosmos, are built on a common architecture and object model, and each caters to different ends of the video market — from enterprises deploying internal video systems to broadcasters and telecommunication companies deploying multiscreen “TV Everywhere” initiatives. KIT Cosmos is a managed private cloud solution for advanced, broadcast-grade multiscreen broadband TV deployments, while KIT Cloud is a multi-tenant cloud, turnkey solution for multiscreen social video experiences.

Our KIT Video Platform is deployed across three primary client markets: network operators, media and entertainment, and enterprise (non-media). Applications of our platform include end-consumer focused live and on-demand multiscreen video experiences, as well as internal enterprise deployments including corporate communications, human resources, training, and security and surveillance.

Our business operates across three major geographical profit and loss centers: (i) Europe, the Middle East and Africa (EMEA), (ii) the Americas and (iii) Asia-Pacific. We estimate that, as of March 15, 2012, approximately 50%, 35% and 15% of our current revenues are generated in EMEA, the Americas and Asia-Pacific, respectively.

We derive our revenues from platform-as-a-service (“PaaS”) license fees and usage fees, enterprise license fees and professional services fees. For the year ended December 31, 2011, we recorded consolidated revenue of $214,932, as compared to revenue of $106,597 for the year ended December 31, 2010 and $47,284 for the year ended December 31, 2009.

Our PaaS model involves long-term client contracts with low client attrition and this offers us a predictable revenue stream. Approximately two-thirds of the growth in revenues in our business is derived from higher platform and services usage by our existing client base, which is driven by general industry trends like more connected devices, better broadband connectivity around the world, changing consumer behavior towards viewership or premium content on mobile, tablet and connected devices.

Our standard PaaS license agreement for our enterprise customers runs at least 24 months. PaaS fees are billed monthly, and occasionally quarterly, on both a basic license and usage fee basis. Our client contracts typically renew automatically in the absence of proactive termination at the end of the contract term, and we estimate that customer cancellations in our business have historically been under 2% per year.

Approximately 70% of our current revenues are generated by KIT Video Platform-related fees, with the remainder directly related to professional services.

Our professional services are contracted on a project basis and in some cases on an hourly basis.

Set forth below is a discussion of the financial condition and results of operations of our company, KIT digital, Inc., and its consolidated subsidiaries, for the years ended December 31, 2011 and 2010. The consolidated financial statements include the accounts of all the wholly-owned and majority-owned subsidiaries of KIT digital, Inc.

Critical Accounting Policies and Estimates

The policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application places the most significant demands on our management’s judgment, with financial reporting results relying on our estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, we caution that future events rarely develop as forecast, and that best estimates may routinely require adjustment.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments and estimates. On an ongoing basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts and determining the recoverability of our long-lived tangible and intangible assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. We caution that future events rarely develop as forecast, and that best estimates may routinely require adjustment. Actual results may differ from the amounts estimated and recorded in our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We recognize revenue in accordance with the accounting standard, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority. Our material revenue streams are related to the delivery of IP video software solutions, including software-as-a-service (“SaaS”) fees, software usage fees, enterprise license fees, set-up/support services, storage, hardware components, content delivery and content syndication. Our solutions also include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics. We enter into revenue arrangements that may consist of multiple deliverables of components and services due to the needs of its customers. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Multiple-Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of hardware components, software and services and make up less than 20% of our revenue arrangements. For our multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control. Based on the new accounting guidance adopted July 1, 2010 and applied retrospectively to January 1, 2010, revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on best estimate of selling price (“BESP”). The general timing of the delivery of components and performance of services within our multiple-element arrangements are completed within three to six months of commencement. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would impact recognized revenue.

We determine BESP for a deliverable in a multiple element arrangement by collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on our normal pricing practices. We have experience selling components, installation and integration services at a standard combined price and consider this to be BESP when contracting with customers. The determination of BESP is a formal process within our company that includes review and approval by our management.

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

Services — Revenue for services is generally recognized when the contractually required services have been delivered and approved by the customer.

Software – Software revenue is recognized separately if it has stand-alone value, works on customer available hardware and does not require any significant production, modification or customization. When the software does require significant production, modification or customization, the revenue is recognized when the software and modifications are delivered and accepted. Delivery constitutes the customer having access to the software and evidence of acceptance from the customer. If the software is available on-line or delivered electronically, evidence may also include the provision of authorization codes for use.

Hardware Components — For hardware component sales (one deliverable only), revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and an allowance for discounts, returns and customer incentives can be reliably estimated. If software is delivered as an integral functional part of the hardware then the revenue for the hardware and software is recognized as a single unit of revenue. Recorded revenues are reduced by these allowances. We base our estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer and the specific type of transaction in each arrangement.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the creditworthiness of customers and related aging of past due balances. The allowance for doubtful accounts as of December 31, 2011 and 2010 was $3,432 and $1,023, respectively. Charges for bad debts recorded on the statement of operations were $1,708 in 2011 and $875 in 2010. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reporting units are consistent with our operating segments, which include Digital Media Solutions and Professional Services. We did not report financial information for these operating segments in 2009, 2010 and 2011 as the Professional Services segment represented less than 10% of our total assets and revenues in 2009, less than 5% of our total assets and revenues in 2010 and significantly less in 2011. In 2011, we continued to evaluate our goodwill for impairment using these two reporting units. The carrying value of goodwill of each business combination was assigned to one of these reporting units as of the acquisition date. We completed our annual evaluation of goodwill by reporting unit as of December 31, 2011. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of these reporting units exceeded its carrying value by at least 38% as of December 31, 2011, as compared to at least 32% as of December 31, 2010.

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

Year ended December 31, 2011 Compared to Year ended December 31, 2010

Revenue. Consolidated revenue increased by $108,335 from $106,597 for the year ended December 31, 2010 to $214,932 for the year ended December 31, 2011, an increase of 102%. This increase was primarily due to increased spending by existing customers, an increase in customers and revenue from the acquired companies not included in prior period results. In 2011, our average monthly revenue per client continued to increase, reflecting the company’s focus on higher-end opportunities in the market and large, multi-year contracts in emerging geographies. The company’s client base has increased from 1,000 customers in the beginning of 2010 to over 2,300 customers at present. The acquisitions which were the primary contributors to inorganic growth in 2011 over 2010 were Ioko, Megahertz, Polymedia, Kewego and Brickbox.

Variable and Direct Third Party Costs

Cost of Goods and Services (exclusive of depreciation shown separately below). These costs increased by $6,464 from $37,355 for the year ended December 31, 2010 to $43,819 for the year ended December 31, 2011, an increase of 17%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase was primarily due to the acquisitions of Benchmark in May 2010, Megahertz in September 2010 and Brickbox in September 2010, which provided digital video asset management solutions and broadcast video systems integration, and the acquisition of ioko in May 2011. There was also an increase in these costs due to the increase in revenue over 2010, not including the acquisitions. These costs will continue to increase beyond 2011 due to the increase in the sale of services for the supply of digital media solutions, services and components, but overall our total gross margin is expected to increase or remain stable due to our overall revenue mix being constituted by approximately 70% in KIT Platform-related fees.

Hosting, Delivery, Reporting and Content Costs. These costs increased by $5,302 from $5,401 for the year ended December 31, 2010 to $10,703 for the year ended December 31, 2011, an increase of 98%. These costs increased primarily due to the increase in revenue over 2010 and costs relating to the acquisition of ioko in May 2011 for hosting, delivery and reporting offset by the decrease of $522 for the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $1,531 from $3,387 for the year ended December 31, 2010 to $1,856 for the year ended December 31, 2011, a decrease of 45% attributable to a decrease in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (including non-cash stock-based compensation). These costs increased by $75,314 from $31,041 for the year ended December 31, 2010 to $106,355 for the year ended December 31, 2011, an increase of 243%.  The increase was primarily due to the acquisitions in 2010 and 2011, which was offset in part by continuing cost cutting measures as we integrate the acquired businesses and some of these costs were included in integration expenses. The non-cash stock-based compensation expense increased by $13,625, from $4,705 for the year ended December 31, 2010 to $18,830 for the year ended December 31, 2011 primarily due to the increase in stock options granted in 2010 and 2011, $7,311 accrued for compensation to be issued in stock and $2,419 for restricted stock units and restricted stock vested in 2011.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $553 from $2,870 for the year ended December 31, 2010 to $3,423 for the year ended December 31, 2011, an increase of 19%. These costs increased primarily due to increases in accounting and audit fees combined with an overall increase in these expenses from the acquisitions. We expect these costs to remain materially the same but decrease as a percentage of revenue due to a strategy to maintain these overall costs by negotiation of consulting agreements.

Office, Marketing and Other Corporate Costs. These expenses increased by $6,815 from $12,925 for the year ended December 31, 2010 to $19,740 for the year ended December 31, 2011, an increase of 53%.  The increase was primarily due to the acquisitions which increased our number of offices and overall office costs. We expect these costs as a percentage of revenue to decrease in 2011 as we consolidate office space and manage our office costs through cost-cutting policies and negotiations with vendors.

Merger and Acquisition Related Expenses. Merger and acquisition related expenses increased by $12,131 from $5,448 for the year ended December 31, 2010 to $17,579 for the year ended December 31, 2011, an increase of 223%. The increase was primarily due to the significant number of acquisitions in 2011. We expect these costs to decrease substantially going forward due to the completion of these acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased by $6,544 from $8,368 for the year ended December 31, 2010 to $14,912 for the year ended December 31, 2011, an increase of 78%. The increase was primarily due to the acquisitions in 2010 and 2011.

Restructuring Charges. Restructuring charges were $3,352 for the year ended December 31, 2011 and $3,481 for the year ended December 31, 2010. These charges reflect the 2011 plan that was initiated in the first quarter of 2011 and the 2010 plan that was initiated in the first quarter of 2010.

Integration Expenses. Integration expenses increased by $4,483 from $16,539 for the year ended December 31, 2010 to $21,022 for the year ended December 31, 2011. Integration expenses in 2010 consist of IT overlap, recruiting costs, relocation of headquarters, corporate rebranding activities due to acquisitions and relocations during the year.  Integration expenses in 2011 consisted of cost overlap due to the integration of acquisitions. There were no costs included in integration expenses in the fourth quarter of 2011.

Interest Income.  Interest income increased by $135 from $82 for the year ended December 31, 2010 to $217 for the year ended December 31, 2011. This increase was primarily due to the fluctuation in the level of our cash and cash equivalents.

Interest Expense. Interest expense increased by $1,603 from $860 for the year ended December 31, 2010 to $2,463 for the year ended December 31, 2011, an increase of 186%. This increase was mainly due to the issuance of secured notes in April and June 2010 and May 2011 and $480 expensed in 2011 related to the discount on the acquisition liabilities.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount was $302 for the year ended December 31, 2011 and $52 for the year ended December 31, 2010. These costs resulted from the issuance of secured notes payable of $5,000 in April 2010, $1,000 in June 2010 and $15,000 in May 2011.

Derivative Income (Expense). Derivative expense was $12,891 for the year ended December 31, 2010 as compared to derivative income of $3,679 for the year ended December 31, 2011. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

Loss on impairment of investment. Loss on impairment of investment was $2,104 for the year ended December 31, 2011. Loss on impairment of investment reflects the impairment of an investment of $2,104 which had collateral instruments that could not be substantiated as of December 31, 2011 and therefore was deemed to be impaired.

Other Income/(Expense). Other income/(expense) changed by $2,860 from $365 in other expense for the year ended December 31, 2010 to other income of $2,495 for the year ended December 31, 2011, primarily due to a gain on settlement of $1,473 related to the Benchmark earn-out paid in the form of 816,592 shares of our common stock valued at $7,905 in satisfaction of $9,378 of earn-out liability, income related to a business tax credit of $500 and decrease in foreign currency loss.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $27,123 for the year ended December 31, 2011 compared to a net loss available to common shareholders of $35,260 for the year ended December 31, 2010, a decrease in net loss of $8,137.

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

Hosting, Delivery, Reporting and Content Costs.  These costs increased by $2,476 from $2,925 for the year ended December 31, 2009 to $5,401 for the year ended December 31, 2010 an increase of 85%. These costs increased primarily due to the increase in revenue over 2009 and the acquisitions of Multicast in March 2010 and Feedroom and Nunet in October 2010 offset by the decrease of content costs of $412 due to the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content. These acquisitions increased the overall number of data centers which in turn increased related costs. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

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

Net Loss Available to Common Shareholders.  As a result of the factors described above, we reported net loss available to common shareholders of $35,260 for the year ended December 31, 2010 compared to net loss of $19,942 for the year ended December 31, 2009.

2012 Outlook

We believe that we have established a leadership position in our market, both in terms of market share and technology.  In 2012, we expect to build upon our leadership position by (i) furthering our penetration into Tier 1 and Tier 2 network operators, by means of both direct sales as well as partnership relationships with systems integrators and related technology solutions companies, (ii) growing revenues from existing customers through expanded license agreements and increased utilization fees, (iii) providing consultative professional services to foster new business and managed services to nurture ongoing relationships, and (iii) enhancing sales of our KIT Cloud offering through expanded reseller arrangements.  We also intend to utilize our product and targeting strategy to expand sales by implementing shorter product implementation cycles and more directly targeting the less-penetrated mid-tier segment of the market.

We have completed the intensive “consolidation phase” of our multi-year strategic plan. In 2012 and going forward, we believe that we will be reviewing acquisition opportunities as more typically befits a growing software company of our scope, size and market profile.  We believe the pace and magnitude of our acquisition activity will decrease.  We believe that at this stage of our lifecycle, acquisitions are most likely to be suitable for expanding our pool of resources for implementing tier 1 and tier 2 deployments, adding complementary pieces to our end-to-end technology offering, and bolstering our market strength in targeted geographic regions.  We will continue to be selective in the acquisition market, considering opportunities if they are accretive financially and attractive strategically, with a significant bias toward funding potential acquisitions from cash flows from operations.

Financially, we believe that we are well positioned to achieve strong organic revenue growth and generate positive cash flows.  We anticipate organic revenue growth of approximately 25 – 30% in 2012, and we expect to generate positive and growing cash flows from operations.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $45,660 and a working capital surplus of approximately $66,578. Management anticipates that it has enough cash reserves and will generate sufficient cash flows from its operating activities to fund its operations, anticipated capital expenditures and debt repayment obligations for at least the next 12 months.

As of December 31, 2011, we were in default of a debt covenant on all of our secured notes payable which states that we must maintain at least 75% of the dollar value of worldwide cash with one or more banks located in the United States. We have received a waiver from the lender for the period through March 31, 2012. No adjustment was made for the default due to the waiver from the lender. Additionally, we are currently in discussions with the lender to ensure that we are in compliance with this debt covenant in the future.

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

Year ended December 31, 2011 Compared to Year ended December 31, 2010

Net cash used in operating activities was $14,861 for the year ended December 31, 2011 compared to $30,228 for the year ended December 31, 2010, a decrease of $15,367.  This is principally due to the decrease in net loss.

Net cash used by investing activities was $129,982 for the year ended December 31, 2011 compared to $22,363 for the year ended December 31, 2010, an increase in net cash used in investing activities of $107,619. In 2011, this primarily consists of net cash paid for acquisitions of $115,412, purchase of software of $1,900 and purchase of property and equipment of $8,006. In 2010, this primarily consists of net cash paid for acquisitions of $19,533, $2,000 paid into a restricted cash account and purchase of equipment of $2,647.

Net cash provided by financing activities was $49,416 for the year ended December 31, 2011 compared to $189,046 for the year ended December 31, 2010. In 2011, this primarily consisted of net proceeds from public offering of $31,985, proceeds from issuance of secured notes of $15,000 and proceeds from exercise of warrants of $2,999. In 2010, this primarily consisted of net proceeds of public offerings of $209,554 offset by payments for the buyback of warrants of $23,869.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash used in operating activities was $30,228 for the year ended December 31, 2010 compared to $13,618 for the year ended December 31, 2009, an increase of $16,610 or 122%.  This is principally due to the increase in the cost overlap due to the integration of acquisitions.

Net cash used by investing activities was $22,363 for the year ended December 31, 2010 compared to $9,723 for the year ended December 31, 2009, a increase in net cash used in investing activities of $12,640, or 130%. In 2010, this primarily consists of net cash paid for acquisitions of $19,533, $2,000 paid into a restricted cash account and purchase of equipment of $2,647. In 2009, this primarily consisted of net cash paid for the acquisitions or earn-out payments for acquisitions of $6,998, purchase of assets of $1,078 and purchase of software of $1,500.

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

Seasonality

We do not have a seasonal business cycle.  Our revenues and operating profits are generally derived evenly throughout the months of the year.

Climate Change

We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional affect on us as compared to U.S. industry overall.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2011, 2010 and 2009. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Contractual Obligations and Lease Commitments

The following is a schedule of future minimum payments of our commitments as of December 31, 2011, for the next five years and thereafter:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Capital Leases	$262	$120	$130	$12	$-

Operating / Property Leases	18,096	5,444	6,111	3,409	3,132

Notes Payable	2,525	2,525	-	-	-

Secured Notes Payable	18,274	6,406	11,868	-	-

Acquisition Liability	52,809	16,952	34,107	1,750	-

Total Obligations	$91,966	$31,447	$52,216	$5,171	$3,132

On April 15, 2010, we entered into a Loan and Security Agreement for a term loan in the principal amount of $5.0 million. The loan bears interest at a fixed rate of 0.833% per month through July 1, 2013, and thereafter is repayable in 30 monthly installments of principal and fixed interest, with each installment equal to 3.75% of the principal amount. A final “balloon” payment of 7.01% of the principal amount is due on July 1, 2013, the date of the final amortization payment. The loan is secured by liens and security interests on all of our assets, including intellectual property in the United States and internationally. We are required to comply with customary performance covenants contained in the loan agreement and are prohibited from paying any cash dividends on our common stock without the lender’s prior written consent. The loan agreement does not contain financial covenants. In conjunction with the loan, we issued to the lender a warrant to purchase 40,976 shares of our common stock at an exercise price of $14.24 per share, exercisable through April 15, 2015.

On June 10, 2010, we entered into a Supplement to the Loan and Security Agreement dated April 15, 2010 for a term loan in the principal amount of $1.0 million. The loan bears interest at a fixed rate of 0.833% per month through March 1, 2013, and thereafter is repayable in 30 monthly installments of principal and fixed interest, with each installment equal to 3.75% of the principal amount. A final “balloon” payment of 7.01% of the principal amount is due on September 1, 2013, the date of the final amortization payment. The loan is secured by liens and security interests on all of our assets, including intellectual property in the United States and internationally. We are required to comply with customary performance covenants contained in the loan agreement and are prohibited from paying any cash dividends on our common stock without the lender’s prior written consent. The loan agreement does not contain financial covenants. In conjunction with the loan, we issued to the lender a warrant to purchase 8,480 shares of our common stock at an exercise price of $13.76 per share, exercisable through June 14, 2015.

On May 16, 2011, we entered into a Loan and Security Agreement for a term loan in the principal amount of $15.0 million. The loan bears interest at a fixed rate of 0.813% per month through January 31, 2012, and thereafter is repayable in 30 monthly installments of principal and fixed interest, with each installment equal to 3.739% of the principal amount. A final “balloon” payment of 7.662% of the principal amount is due on July 1, 2014, the date of the final amortization payment. The loan is secured by liens and security interests on all of our assets, including intellectual property in the United States and internationally. We are required to comply with customary performance covenants contained in the loan agreement and are prohibited from paying any cash dividends on our common stock without the lender’s prior written consent. The loan agreement does not contain financial covenants. Additionally, in the event of a change of control or merger of our company on or before November 13, 2018, we are required to pay a success bonus to the lender of $3.5 million. In conjunction with the loan, we issued to the lender a warrant to purchase 141,083 shares of our common stock at an exercise price of $13.29 per share, exercisable through May 16, 2018.

Recently-Issued Accounting Standards

In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard was effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have a material impact on our financial position or results of operations.

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

In June 2011, the FASB issued a new accounting standard which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The adoption of this standard will not have a material impact, as we were already presenting in this manner. Therefore, we have already adopted this standard.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The guidance is effective January 1, 2012 with early adoption permitted. We intend to adopt this guidance effective January 1, 2012. The adoption of the guidance is not expected to have a material impact on our financial position or results of operations.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

As described below, a material weakness was identified in our internal control over financial reporting due to lack of finance personnel with understanding of US GAAP to ensure that all transactions were reported in accordance with US GAAP on a timely basis. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our chief executive officer and chief financial officer have concluded that, as of December 31st 2011, the end of the period covered by this report, our disclosure controls and procedures were ineffective at a reasonable assurance level. Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control Over Financial Reporting. The management of our company is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our internal control over financial reporting does not include internal control over financial reporting of Digital Media Productions a.s., our wholly owned subsidiary, whose financial statement reflect total assets and revenues of less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.  Digital Media Productions, a.s. was acquired during 3rd quarter of 2011 and therefore, management’s assertion on the effectiveness of our internal control over financial reporting excluded internal control over financial reporting of Digital Media Productions, a.s.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s assessment including consideration of the control deficiencies discussed below, management has concluded that the company’s internal control over financial reporting was ineffective as of December 31, 2011. A material weakness was identified in its internal control over financial reporting related to the lack of US GAAP trained finance personnel in the regional and local offices responsible for providing monthly financial information for US GAAP consolidated financial statements. There were not enough qualified resources at corporate to review and ensure that all transactions were reported in accordance with US GAAP on a timely basis.

Our independent registered public accounting firm has audited, and reported on, our internal control over financial reporting as of December 31, 2011.  This report appears on page 47.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2011, we hired as permanent positions, a Director of Internal Controls and a Global Director of Tax to take into account the additional complexities and internal control workload anticipated for fiscal year 2011. Additionally, as a result of increased market capitalization and acquisitions during the first and second quarters of fiscal year 2011, we re-evaluated our overall internal controls to take into account the acquisitions of KickApps, Kyte, Kewego, Polymedia and ioko.

KIT digital finance management met with the each of the local finance teams and reviewed the policies, procedures and controls as they applied to each new acquisition, making minor adjustments as required. These controls were put into place effective at the end of the third quarter of 2011 and were tested in the third quarter for the financial statement closing process and in the fourth quarter for transactional controls.

During the third quarter of 2011, we put in place a new financial statement close control structure that requires Finance Directors to review the controls, accuracy, completeness and validity for the entities included their respective responsibilities. Those entity reporting packages are then submitted to corporate for further analytical review and evaluation. The summary of enhancements and updates are as follows:

•	Implemented a global ERP accounting system (NetSuite) that included financials, purchase order and consolidated financial reporting.
•	Added a dedicated Global SOX Compliance Lead resource for coordinating implementation and execution of all procedures and controls.
•	Centralized global Human Resource function to control the on-boarding and termination process throughout all KIT digital offices around the world.
•	Organizing the controls into a regional structure for routine daily and transactional controls, as well as reporting results to corporate finance for the preparation of consolidated financial statements.
•	Augmenting and updating revenue recognition controls for acquisitions.
•	Standardizing controls, as well as financial statement close checklists and timeline, across all regions and locations across the company.
•	Implementing a secure global electronic filing system for ensuring consistency of valid reporting from the regions to corporate.
•	Updating tax controls to reflect the expanded global nature of the business as well as the profitability of KIT digital on a consolidated and local basis.
•	Changed management controls over development and implementation of systems that are relevant to financial reporting.
•	Controls and procedures to ensure that information and communication between corporate and the regions related to reporting in accordance with US GAAP is properly facilitated.

•	Created standardized global controls for treasury, banking and cash management for corporate and all regions.
•	Updated management test plans to obtain testing coverage for each region based on control objectives to be achieved.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts expected to be implemented include the following:

•	Aggressive recruitment and hiring of additional Senior Corporate Financial Resources.
•	Add an internal audit function that will perform risk based audits of compliance with US GAAP reporting and compliance with policies, procedures and controls.
•	Update and enhance documentation and training of non-corporate finance personnel regarding US GAAP accounting rules.
•	Enhance and expand the corporate review and evaluation of material balances presented in the local books.
•	Improve and expand account reconciliation procedures and reviews of local management accounts as well as standardize the monthly reporting package to corporate.
•	Expand internal reviews and confirmations of material assets and liabilities.

Management believes the completion of the implementation of Global NetSuite ERP for all entities, which was completed as of December 31, 2011, allows for more real-time and enhanced corporate reviews of local management accounts. Management will work with the Audit Committee to finalize a detailed plan and timetable for implementing the updates, changes and enhancements described above. Management believes the foregoing efforts will effectively remediate the material weakness. As the company continues to grow, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

KIT digital, Inc. and Subsidiaries

We have audited KIT digital, Inc. (a Delaware Corporation) and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Digital Media Productions a.s., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting approximately 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. As indicated in Management’s Report, Digital Media Productions a.s., was acquired in October 2011, and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Digital Media Productions a.s.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

•	The Company does not currently have sufficient accounting personnel with an adequate understanding of US GAAP to timely review and ensure that all transactions were reported in accordance with US GAAP.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, KIT digital, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KIT digital, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 30, 2012, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

March 30, 2012

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the Proxy Statement. Refer also to the equity compensation plan information set forth in Item 5 herein.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II, Item 8 of this Report

(a)(2) Financial Statement Schedules

Included in Part II, Item 8 of this Report

(a)(3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 2, 2003 by and among Virilitec Industries, Inc., ROO Media Corporation, VRLT Acquisition Corp., and Jacob Roth and Bella Roth.(1)

2.2	Stock Purchase Agreement dated as of March 11, 2004 by and among the Company and the shareholders of Reality Group Pty Ltd.(2)

2.3	Asset Purchase Agreement dated as of May 26, 2004 by and among the Company, Undercover Holdings Pty Ltd. and Undercover Media Pty Ltd.(3)

2.4	Stock Purchase Agreement dated as of September 10, 2004 by and among the Company and Avenue Group, Inc. in connection with the purchase of common stock of Bickhams Media, Inc.(4)

2.5	Stock Purchase Agreement dated as of November 1, 2004 by and between Bickhams Media, Inc., ROO Group, Inc., and Daniel and Vardit Aharonoff.(5)

2.6	Amendment No. 1 dated October 28, 2005 to Stock Purchase Agreement among ROO Group, Inc. and the shareholders of Reality Group Pty Ltd.(6)

2.7	Share Purchase Agreement dated October 28, 2005 by and among ROO Broadcasting Limited and the Sellers thereto.(6)

2.8	Share Purchase Agreement for the Acquisition of all Issued Shares of Visual Connection, a.s., dated October 5, 2008, between KIT digital, Inc. and KIT digital FZ-LLC (on the one hand), and Tomas Petru and Jakub Vanek (on the other hand).(7)

2.9	Agreement and Plan of Merger, dated September 30, 2009, between KIT digital, Inc., KIT Acquisition Corporation, The FeedRoom, Inc. and certain stockholders of The FeedRoom, Inc.(19)

2.10	Share Purchase Agreement, dated October 5, 2009, between International Management Group GmbH and KIT digital, Inc. for the acquisition of Nunet AG.(20)

2.11	Stock Purchase Agreement, dated as of May 14, 2010, by and among KIT digital, Inc., KIT digital, FZ-LLC, Benchmark Video Technologies Pte Ltd, and Benchmark Broadcast Systems (S) Pte Ltd.(21)

2.12	Agreement and Plan of Merger, dated as of January 28, 2011, by and among KIT digital, Inc., DealApps Corporation, KickApps Corporation and, for certain purposes, Steven J. Benson as Stockholder Representative.(23)

2.13	Securities Purchase Agreement, dated as of April 11, 2011, among KIT digital, Inc., ioko365 Limited, the stockholders of ioko365 Limited listed in a signature page thereto, and Allan Dunn, as stockholder representative.(24)

2.14	Sale and Purchase Agreement, dated March 15, 2011, between TXT e-solutions S.p.A., Polymedia S.p.A. and KIT digital, Inc., as amended.(25)

2.15	Asset Purchase Agreement, dated as of December 30, 2011, between KIT digital, Inc. and Sezmi Corporation.(28)

3.1	Certificate of Incorporation of Virilitec Industries, Inc.(8)

3.2	Certificate of Amendment of Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on October 31, 2003.(9)

3.3	Certificate of Amendment to the Amended Certificate of Incorporation of Virilitec Industries, Inc. filed with the State of Delaware on February 18, 2004.(9)

3.4	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005.(10)

3.5	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on March 9, 2005.(10)

3.6	Amendment to the Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Delaware on September 30, 2005.(11)

3.7	Certificate of Amendment to Amended Certificate of Incorporation, effective as of October 3, 2005.(11)

3.8	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on May 19, 2008.(12)

3.9	Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware effective March 9, 2009.(18)

3.10	Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 30, 2010.(22)

3.11	Certificate of Amendment of the Certificate of Incorporation filed with the Secretary of State of the State of Delaware effective October 21, 2011.(27)

3.12	By-laws.(8)

3.13	Amendment to By-laws.(13)

+10.1	Employment Agreement with Robin Smyth, dated April 1, 2004.(4)

+10.2	Employment Agreement with Robin Smyth, dated November 1, 2004.(9)

10.3	Agreement, dated January 25, 2007, by and among ROO Group, Inc. (now KIT digital, Inc.) and News Corporation.(15)

10.4	Securities Purchase Agreement dated May 8, 2008 among ROO Group, Inc. (now KIT digital, Inc.) and the purchasers signatory thereto.(16)

10.5	Stockholders Agreement, dated September 30, 2009, by and among KIT digital, Inc., Kaleil Isaza Tuzman and certain stockholders of The FeedRoom, Inc.(19)

10.6	Form of Convertible Promissory Note (Purchase) made by KIT digital, Inc. to International Management Group GmbH in the principal amount of EUR 1,662,500.(20)

10.7	Convertible Promissory Note (Indemnity) made by KIT digital, Inc. to International Management Group GmbH in the principal amount of EUR 58,250.(20)

+10.8	2008 Incentive Stock Plan, as amended.(26)

*+10.9	Transition Agreement, dated March 23, 2012, between KIT digital, Inc. and Kaleil Isaza Tuzman.

*10.10	Loan and Security Agreement, dated as of May 16, 2011, between KIT digital, Inc. and Venture Lending & Leasing VI, Inc.

*21.1	Subsidiaries of KIT digital, Inc.

*23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.

*31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Form 8-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 18, 2003.

(2)	Incorporated by reference to Form 8-K, filed with the SEC on May 17, 2004.

(3)	Incorporated by reference to Form 8-K, filed with the SEC on June 16, 2004.

(4)	Incorporated by reference to Form 8-K, filed with the SEC on September 22, 2004.

(5)	Incorporated by reference to Form 8-K/A, filed with the SEC on November 5, 2004.

(6)	Incorporated by reference to Form 8-K/A, filed with the SEC on November 2, 2005.

(7)	Incorporated by reference to Form 8-K, filed with the SEC on October 9, 2008.

(8)	Incorporated by reference to Form 10-SB (File No. 000-25659), filed with the SEC on March 29, 1999.

(9)	Incorporated by reference to Form SB-2 (File No. 333,120605), filed with the SEC on November 18, 2004.

(10)	Incorporated by reference to Form 8-K, filed with the SEC on March 14, 2005.

(11)	Incorporated by reference to Form 8-K, filed with the SEC on October 4, 2005.

(12)	Incorporated by reference to Form 8-K, filed with the SEC on June 2, 2008.

(13)	Incorporated by reference to Form 8-K, filed with the SEC on June 1, 2009.

(14)	Incorporated by reference to Form 10-QSB, filed with the SEC on August 16, 2004.

(15)	Incorporated by reference to Form 8-K/A, filed with the SEC on March 14, 2005.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on May 8, 2008.

(17)	Incorporated by reference to 2008 Form 10-K, filed with the SEC on April 15, 2009.

(18)	Incorporated by reference to Form 8-K, filed with the SEC on March 16, 2009.

(19)	Incorporated by reference to Form 8-K, filed with the SEC on October 6, 2009.

(20)	Incorporated by reference to Form 8-K, filed with the SEC on October 9, 2006.

(21)	Incorporated by reference to Form 8-K, filed with the SEC on May 20, 2010.

(22)	Incorporated by reference to Form 8-K, filed with the SEC on October 6, 2010.

(23)	Incorporated by reference to Form 8-K, filed with the SEC on January 31, 2011.

(24)	Incorporated by reference to Form 8-K, filed with the SEC on May 9, 2011.

(25)	Incorporated by reference to Form 8-K, filed with the SEC on May 23, 2011.

(26)	Incorporated by reference to Form 8-K, filed with the SEC on October 14, 2011.

(27)	Incorporated by reference to Form 8-K, filed with the SEC on October 24, 2011.

(28)	Incorporated by reference to Form 8-K, filed with the SEC on January 6, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	KIT DIGITAL, INC.

	By:	/s/ Kaleil Isaza Tuzman
Kaleil Isaza Tuzman Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robin Smyth
Robin Smyth Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kaleil Isaza Tuzman	Chairman and Chief Executive Officer	March 30, 2012
Kaleil Isaza Tuzman	(Principal Executive Officer)

/s/ Robin Smyth	Chief Financial Officer and Secretary	March 30, 2012
Robin Smyth	(Principal Financial and Accounting Officer)

/s/ Daniel W. Hart	Director	March 30, 2012
Daniel W. Hart

/s/ Lars Kroijer	Director	March 30, 2012
Lars Kroijer

/s/ Joseph E. Mullin III	Director	March 30, 2012
Joseph E. Mullin III

/s/ Wayne Walker	Director	March 30, 2012
Wayne Walker

KIT digital, Inc. and Subsidiaries

FORM 10-K

ITEMS 8 and 15(a)(1) and (2)

INDEX OF FINANCIAL STATEMENTS

The following financial statements of KIT digital, Inc. and its subsidiaries required to be included in Items 8 and 15(a)(1) are listed below:

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

KIT digital, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of KIT digital, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KIT digital, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2012 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

March 30, 2012

 KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	December 31, 2011	December 31, 2010
Assets:
Current assets:
Cash and cash equivalents	$45,660	$141,233
Restricted cash	238	2,000
Investments	1,915	1,050
Accounts receivable, net	73,970	29,349
Unbilled revenue	13,899	537
Inventory, net	1,338	301
Loan receivable, current portion	2,756	2,486
Deferred tax assets, current portion	399	-
Other current assets	11,350	5,104
Total current assets	151,525	182,060

Property and equipment, net	12,070	5,987
Loan receivable, net of current	5,876	8,361
Deferred tax assets, net of current	600	-
Intangible assets	64,835	13,248
Goodwill	263,274	89,004
Total assets	$498,180	$298,660

Liabilities and Stockholders' Equity:
Current liabilities:
Capital lease and other obligations, current portion	$171	$608
Secured notes payable, net of debt discount, current portion	6,406	1,709
Notes payable	2,525	-
Accounts payable	18,245	12,740
Accrued expenses	6,763	6,411
Deferred revenue	5,083	4,223
Income tax payable	1,207	858
Deferred tax liability, current portion	344	682
Acquisition liabilities, current portion	16,952	2,115
Derivative liability	557	6,096
Other current liabilities	26,694	2,887
Total current liabilities	84,947	38,329

Capital lease and other obligations, net of current	91	175
Secured notes payable, net of current	11,868	4,127
Deferred tax liability, net of current	11,747	-
Acquisition liabilities, net of current	35,857	10,405
Total liabilities	144,510	53,036

Equity:
Stockholders' equity:
Common stock, $0.0001 par value: authorized 150,000,000 shares; issued and outstanding 46,342,851 and 33,196,952, respectively	5	3
Additional paid-in capital	513,882	375,578
Accumulated deficit	(156,326)	(129,203)
Accumulated other comprehensive loss	(3,891)	(754)
Total stockholders' equity	353,670	245,624
Total liabilities and stockholders' equity	$498,180	$298,660

 The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in Thousands, Except Share and Per Share Data)

	Years ended December 31,
	2011	2010	2009
Revenue	$214,932	$106,597	$47,284

Variable and direct third party costs:
Cost of goods and services (exclusive of depreciation shown separately below)	43,819	37,355	15,584
Hosting, delivery, reporting and content costs	10,703	5,401	2,925
Direct third party creative production costs	1,856	3,387	3,211
Total variable and direct third party costs	56,378	46,143	21,720

Gross profit	158,554	60,454	25,564

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $18,330, $4,705 and $1,922, respectively)	106,355	31,041	16,309
Legal, accounting, audit and other professional service fees	3,423	2,870	1,097
Office, marketing and other corporate costs	19,740	12,925	5,131
Merger and acquisition and investor relations expenses	17,579	5,448	2,506
Depreciation and amortization	14,912	8,368	4,202
Restructuring charges	3,352	3,481	2,549
Integration expenses	21,022	16,539	4,429
Impairment of intangible assets	-	438	500

Total general and administrative expenses	186,383	81,110	36,723

Loss from operations	(27,829)	(20,656)	(11,159)

Interest income	217	82	50
Interest expense	(2,463)	(860)	(519)
Amortization of deferred financing costs and debt discount	(302)	(52)	(1,175)
Derivative income (expense)	3,679	(12,891)	(6,015)
Loss on impairment of investment	(2,104)	-	-
Other (expense) income	2,495	(365)	(10)

Loss before income taxes	(26,307)	(34,742)	(18,828)

Income tax expense	(816)	(518)	(1,114)

Net loss available to common shareholders	$(27,123)	$(35,260)	$(19,942)

Basic and diluted net loss per common share	$(0.66)	$(1.63)	$(3.03)
Basic and diluted weighted average common shares outstanding	41,355,265	21,586,655	6,573,970

Comprehensive income (loss):
Net loss	$(27,123)	$(35,260)	$(19,942)
Foreign currency translation	(3,189)	(557)	(97)
Change in unrealized gain on investments, net	52	133	17
Comprehensive loss:	$(30,260)	$(35,684)	$(20,022)

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands, Except Share Data)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital
Balance - December 31, 2008	4,183,280	$—	$101,057
Cumulative adjustment for derivative liabilities	—	—	(24,235)
Balance – January 1, 2009	4,183,280	—	76,822
Issue of stock in public offering	4,004,000	1	26,081
Issue of stock for repayment of loans	34,733	—	301
Issue of stock for exercise of stock options	14,057	—	39
Issue of stock for exercise of warrants	148,847	—	1,220
Issue of stock for acquisitions	2,411,357	—	22,281
Acquisition of non-controlling interest	—	—	(867)
Debt discount on notes	—	—	517
Issue of stock for compensation	35,376	—	261
Issue of stock for services	9,235	—	90
Round up due to the 1 for 35 reverse split	3,968	—	—
Stock-based compensation	—	—	1,518
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance - December 31, 2009	10,844,853	$1	$128,263

Issue of stock in public offering	19,168,253	2	209,552
Issue of stock for exercise of stock options	61,936	—	410
Issue of stock for exercise of warrants	592,645	—	7,079
Issue of stock for acquisitions	2,460,959	—	23,567
Issue of warrants for services	—	—	1,381
Debt discount on notes	—	—	210
Issue of stock for compensation	27,650	—	338
Issue of stock for services	40,656	—	411
Stock-based compensation	—	—	4,367
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance - December 31, 2010	33,196,952	$3	$375,578

Issue of stock in public offering	3,680,000	1	31,983
Issue of stock for exercise of stock options	234,190	—	1,750
Issue of stock for exercise of warrants	485,630	—	4,860
Issue of stock for acquisitions	8,521,737	1	83,704
Issue of warrants for services	—	—	1,882
Debt discount on notes	—	—	1,081
Issue of stock for compensation	25,423	—	5
Issue of stock for services	198,919	—	2,313
Stock-based compensation	—	—	10,726
Foreign currency translation adjustment	—	—	—
Fair market value adjustment for available for sale securities	—	—	—
Net loss	—	—	—

Balance - December 31, 2011	46,342,851	$5	$513,882

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands, Except Share Data)

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance - December 31, 2008	$(82,499)	$(250)	$18,308
Cumulative adjustment for derivative liabilities	8,498	—	(15,737)
Balance – January 1, 2009	(74,001)	(250)	2,571
Issue of stock in public offering	—	—	26,082
Issue of stock for repayment of loans			301
Issue of stock for exercise of stock options	—	—	39
Issue of stock for exercise of warrants	—	—	1,220
Issue of stock for acquisitions	—	—	22,281
Acquisition of non-controlling interest	—	—	(867)
Debt discount on notes	—	—	517
Issue of stock for compensation	—	—	261
Issue of stock for services	—	—	90
Round up due to the 1 for 35 reverse split	—	—	—
Stock-based compensation	—	—	1,518
Foreign currency translation adjustment	—	(97)	(97)
Fair market value adjustment for available for sale securities	—	17	17
Net loss	(19,942)	—	(19,942)

Balance - December 31, 2009	$(93,943)	$(330)	$33,991

Issue of stock in public offering	—	—	209,554
Issue of stock for exercise of stock options	—	—	410
Issue of stock for exercise of warrants	—	—	7,079
Issue of stock for acquisitions	—	—	23,567
Issue of warrants for services	—	—	1,381
Debt discount on notes	—	—	210
Issue of stock for compensation	—	—	338
Issue of stock for services	—	—	411
Stock-based compensation	—	—	4,367
Foreign currency translation adjustment	—	(557)	(557)
Fair market value adjustment for available for sale securities	—	133	133
Net loss	(35,260)	—	(35,260)

Balance - December 31, 2010	$(129,203)	$(754)	$245,624

Issue of stock in public offering	—	—	31,984
Issue of stock for exercise of stock options	—	—	1,750
Issue of stock for exercise of warrants	—	—	4,860
Issue of stock for acquisitions	—	—	83,705
Issue of warrants for services	—	—	1,882
Debt discount on notes	—	—	1,081
Issue of stock for compensation	—	—	5
Issue of stock for services	—	—	2,313
Stock-based compensation	—	—	10,726
Foreign currency translation adjustment	—	(3,189)	(3,189)
Fair market value adjustment for available for sale securities	—	52	52
Net loss	(27,123)	—	(27,123)

Balance - December 31, 2011	$(156,326)	$(3,891)	$353,670

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(27,123)	$(35,260)	$(19,942)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	1,810	558	461
Depreciation and amortization	5,110	4,059	1,847
Amortization of intangible assets	9,802	4,309	2,355
Amortization of deferred financing costs	8	6	108
Amortization of debt discount	294	46	1,067
Loss on disposal of property and equipment	—	111	—
Impairment of intangible assets	—	438	500
Loss on disposal of subsidiary	—	632	—
Derivative expense	(3,679)	12,891	6,015
Non-cash stock-based compensation	18,330	4,462	1,922
Non-cash warrants for services	1,882	1,381	-
Non-cash stock for services	367	411	90
Less: merger and acquisition expenses	7,653	—	—
Gain on bargain purchase	—	—	(26)
Changes in assets and liabilities:
Accounts receivable	(21,868)	(26,207)	(7,002)
Unbilled revenue	(1,012)	2,408	(2,960)
Inventory	(1,048)	403	1,475
Other assets	(276)	(1,521)	117
Accounts payable	5,209	2,117	(481)
Accrued expenses	(2,310)	(1,475)	1,770
Income tax payable	(4,970)	515	103
Other liabilities	(3,040)	(512)	(1,037)

Total adjustments	12,262	5,032	6,324

Net cash used by operating activities – forward	(14,861)	(30,228)	(13,618)

Investing activities:
Cash released from (paid into) restricted cash	1,762	(2,000)	—
Cash paid into investment	(307)	(700)	(200)
Cash paid in acquisitions, net	(115,412)	(19,533)	(6,998)
Cash received in sale of business, net	—	1,993	—
Increase in notes receivable	(844)	—	—
Receipt of payment on loans receivable	2,216	524	—
Merger and acquisition expenses	(7,653)	—	—
Purchase of software	(1,900)	—	(1,500)
Proceeds from sale of equipment and domain name	162	—	53
Purchase of equipment	(8,006)	(2,647)	(1,078)

Net cash used by investing activities – forward	$(129,982)	$(22,363)	$(9,723)

The accompanying notes are an integral part of these consolidated financial statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Years ended December 31,
	2011	2010	2009
Net cash used by operating activities – forwarded	$(14,861)	(30,228)	$(13,618)

Net cash used by investing activities – forwarded	(129,982)	(22,363)	(9,723)

Financing activities:
Proceeds from public offering, net	31,984	209,554	26,082
Payments for warrant buybacks	—	(23,869)	—
Bank overdraft and other obligations	—	1,006	94
Proceeds from exercise of stock options	1,750	410	39
Proceeds from issuance of secured loans	—	—	796
Payments of secured loans	—	(1,020)	(713)
Proceeds from issuance of secured notes	15,000	5,762	—
Payments of secured notes	(1,777)	—	—
Payments of senior secured note	—	—	(1,500)
Proceeds from exercise of warrants	2,999	3,107	783
Repayments of notes payable	—	(4,500)	—
Payments on capital leases	(540)	(1,404)	(1,005)

Net cash provided by financing activities	49,416	189,046	24,576

Effect of exchange rate changes on cash and cash equivalents	(146)	(2,013)	(322)
Net increase (decrease) in cash and cash equivalents	(95,573)	134,442	913
Cash and cash equivalents - beginning of year	141,233	6,791	5,878
Cash and cash equivalents - end of year	$45,660	141,233	$6,791

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Income taxes	$2,757	$203	$80
Interest	$1,983	$860	$519
Common stock issued in connection with acquisitions	$83,968	$23,567	$22,281

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

On March 6, 2009, we filed a certificate of amendment of our certificate of incorporation to (i) effect a 1-for-35 reverse stock split of our common stock; (ii) decrease the total number of shares of common stock authorized to be issued from 500,000,000 shares to 30,000,000 shares; and (iii) eliminate the authorization of a class of preferred stock.  The changes made by the certificate of amendment were effective on March 9, 2009, and per share amounts for all periods presented in the accompanying financial statements have been adjusted for the reverse stock split. On September 30, 2010, we filed a certificate of amendment of our certificate of incorporation to increase the number of authorized shares of our common stock to 80,000,000 shares from 30,000,000 shares. The amendment was adopted by stockholders holding a majority of our outstanding shares of common stock at our annual meeting of stockholders held on September 30, 2010. On September 1, 2011, we filed a certificate of amendment of our certificate of incorporation to increase the number of authorized shares of our common stock to 150,000,000 shares from 80,000,000 shares. The amendment was adopted by stockholders holding a majority of our outstanding shares of common stock at our annual meeting of stockholders held on October 21, 2010.

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

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where we deem prudent and is feasible. We believe no significant concentration of credit risk exists with respect to these investments. The amount of cash held in foreign currencies as of December 31, 2011 and 2010 was $10,638 and $8,617, respectively. The amount of cash in excess of FDIC insured amounts as of December 31, 2011 and 2010 was $44,797 and $139,185, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of December 31, 2011, no customer accounted for more than 10% of our trade accounts receivable. As of December 31, 2010, one customer accounted for approximately 11% of our trade accounts receivable. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, we establish an allowance for doubtful accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Our reporting units are consistent with our operating segments, which include Digital Media Solutions and Professional Services. We did not report financial information for these operating segments in 2009, 2010 and 2011 as the Professional Services segment represented less than 10% of our total assets and revenues in 2009 and less than 5% of our total assets and revenues in 2010 and 2011. In 2011, we continued to evaluate our goodwill for impairment using these two reporting units.  The carrying value of goodwill of each business combination was assigned to one of these reporting units as of the acquisition date. We completed our annual evaluation of goodwill by reporting unit as of December 31, 2011. Our assessment of goodwill impairment indicated that the fair value of each of our reporting units exceeded its carrying value and therefore goodwill in each of the reporting units was not impaired. The fair value of these reporting units exceeded its carrying value by at least 38% as of December 31, 2011 as compared to at least 32% as of December 31, 2010.

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

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents. As of December 31, 2010, the Company had $2,068 of cash equivalents in an account that pays interest at LIBOR plus 150 basis points. This account was guaranteed and backed by liquid collateral instruments, and could be redeemed with 14 days written notice.

Accounts Receivable - Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of December 31, 2011 and 2010 was $3,432 and $1,023, respectively.

Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market and are comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of December 31, 2011 and 2010, our reserves for excess and obsolete inventory were $146 and $145, respectively.

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

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(2) Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments - Upon the adoption of a new standard effective January 1, 2009, certain of our financial instruments with “down-round” protection features are no longer considered indexed to our Company’s stock for purposes of determining whether they meet derivative accounting treatment. As such, these instruments no longer meet the conditions to obtain equity classification and are required to be carried as derivative liabilities, at fair value with changes in fair value reflected as income (expense). The fair value of the warrants issued was $15,736, $6,096 and $557 on January 1, 2009, December 31, 2010 and December 31, 2011, respectively. See Note 10, “Derivative Liabilities” for further information.

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

Multiple-Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of hardware components, software and services and make up less than 20% of our revenue arrangements. For our multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control. Based on the new accounting guidance adopted July 1, 2010 and applied retrospectively to January 1, 2010, revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on best estimate of selling price (“BESP”). The general timing of the delivery of components and performance of services within our multiple-element arrangements are completed within three to six months of commencement. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would impact recognized revenue.

We determine BESP for a deliverable in a multiple element arrangement by collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on our normal pricing practices. We have experience selling components, installation and integration services at a standard combined price and consider this to be BESP when contracting with customers. The determination of BESP is a formal process within our company that includes review and approval by our management.

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

Services — Revenue for services is generally recognized when the contractually required services have been delivered and approved by the customer. When setup services are delivered that are directly related to a monthly streaming contract then the revenue for those services is deferred and recognized ratably over the term of the streaming contract.

Software – Software revenue is recognized separately if it has stand-alone value, works on customer available hardware and does not require any significant production, modification or customization. When the software does require significant production, modification or customization, the revenue is recognized when the software and modifications are delivered and accepted. Delivery constitutes the customer having access to the software and evidence of acceptance from the customer. If the software is available on-line or delivered electronically, evidence may also include the provision of authorization codes for use.

Hardware Components — For hardware component sales (one deliverable only), revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and an allowance for discounts, returns and customer incentives can be reliably estimated. If software is delivered as an integral functional part of the hardware then the revenue for the hardware and software is recognized as a single unit of revenue. Recorded revenues are reduced by these allowances. We base our estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer and the specific type of transaction in each arrangement.

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

Recent Accounting Pronouncements –    In December 2010, the FASB issued an accounting standard update for business combinations specifically related to the disclosures of supplementary pro forma information for business combinations. This guidance specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. This standard was effective for business combinations with an acquisition date of January 1, 2011 or later. The adoption of the guidance did not have a material impact on our financial position or results of operations.

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

In June 2011, the FASB issued a new accounting standard which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard will not have a material impact, as we were already presenting in this manner. Therefore, we have already adopted this standard.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The guidance is effective January 1, 2012 with early adoption permitted. We intend to adopt this guidance effective January 1, 2012. The adoption of the guidance is not expected to have a material impact on our financial position or results of operations.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions

Multicast Acquisition

On March 16, 2010, we acquired Multicast Media Technologies, Inc., a United States company engaged in live event broadcasting, internet video and targeted multimedia communications (“Multicast”), in exchange for 1,312,034 shares of our common stock (the “Merger Shares”) and $4,746 in cash (the “Cash Consideration”). We valued the 1,312,034 shares at a share price of $12.24 with a discount of $3,132 due to the restriction on the sale of these shares for a total value of $12,927. The merger consideration was subject to adjustment upwards or downwards to the extent that the closing working capital of Multicast was greater or less than zero and subject to the final fair valuation of Merger Shares. Total consideration was $17,668. The Cash Consideration and Merger Shares were delivered as follows: (i) $4,000 in cash and 842,500 shares of our stock promptly following the closing; and (ii) a “holdback amount” of an additional $746 in cash and 469,534 shares of KIT digital common stock, less any amount used by KIT digital to offset negative working capital and satisfy indemnity claims as described below, were delivered to such stockholders not later than one year after the closing or such later date as all indemnity claims have been resolved. Of the total “holdback amount,” $712 in cash and 196,798 Merger Shares were used to offset any negative working capital balance of Multicast as of the effective date of the merger. The remaining $34 in cash and 272,736 Merger Shares being held back by KIT digital will be used to indemnify KIT digital against any breaches of representations, warranties and covenants by Multicast, as well as against certain additional specified liabilities. The Company has allocated the aggregate cost of the acquisition to Multicast’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded to goodwill.

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

The results of operations of Multicast since March 16, 2010 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

Benchmark Acquisition

On May 14, 2010, we acquired Benchmark Broadcast Systems Pte. Ltd., a Singapore company engaged in providing asset management solutions and integration of broadcast video systems, and subsidiaries (“Benchmark”), in exchange for 353,774 shares of our common stock and approximately $4,905 in cash (the “Cash Consideration”) at the time of acquisition. We valued the 353,774 shares at a share price of $13.80 with a discount of $976 due to the restriction on the sale of these shares for a total value of $3,906. The cost of the acquisition of Benchmark was valued at $15,762. Additionally, the cost includes $1,119 for the working capital due to the seller and a fair value of the contingent consideration of $8,378 estimated to be due after one year or two years from closing based on a percentage of revenue and meeting earnings targets. See Note 8, “Acquisition Liabilities”, for further details as of December 31, 2011 and 2010, respectively. Pursuant to the agreement, we put $2,000 into escrow for potential future obligations, which was included in “Restricted Cash” in the Balance Sheet as of December 31, 2010. In August 2011, the $2,000 in escrow was released and delivered to us. We have allocated the aggregate cost of the acquisition to Benchmark’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition.

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

Visual

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

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

Accela Acquisition

On September 8, 2010, we acquired Accela Communications, Inc., a United States company engaged in providing on-demand, video-based enablement and measurement tools (“Accela”), in exchange for 332,764 shares of our common stock valued at a share price of $9.27 with a discount of $604 due to the restriction on the sale of these shares for a total value of $2,481 and approximately $2,936 in cash at the time of acquisition, which included $1,106 in cash paid to debtors of Accela. Additionally, the cost includes an offset of $108 due to KIT for the working capital adjustment, which is included in the Balance Sheet in “Other current assets”. Total consideration was $5,309. We have allocated the aggregate cost of the acquisition to Accela’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,217
Property and equipment	172
Intangible assets – software	190
Intangible assets – customer list	860
Intangible assets - trademark	10
Goodwill	4,531
Total assets acquired	6,980

Deferred tax liability	(203)
Current liabilities and assumed debt	(1,468)

Net assets acquired	$5,309

The results of operations of Accela since September 8, 2010 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

Megahertz Acquisition

On September 8, 2010, we acquired the assets of Megahertz Broadcast Systems, a United Kingdom company engaged in providing broadcast video systems integration (“Megahertz”), in exchange for $3,251 in cash at the time of acquisition. Additionally, the cost included $507 due to the seller for the working capital adjustment, which has been paid prior to December 31, 2010. We have allocated the aggregate cost of the acquisition to Megahertz’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$3,149
Property and equipment	165
Intangible assets – backlog	276
Intangible assets – customer list	399
Intangible assets – customer list	23
Goodwill	845
Total assets acquired	4,857

Current liabilities	(1,099)

Net assets acquired	$3,758

The results of operations of Megahertz for the period from September 8, 2010 to December 31, 2010 have been included in the Consolidated Statements of Operations which include revenue of $4,033 and net income of $49.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

Brickbox Acquisition

On September 21, 2010, we acquired Brickbox Digital Media s.r.o., a Czech company engaged in providing digital video asset management solutions, and its international subsidiaries (“Brickbox”), in exchange for 339,476 shares of our common stock valued at a share price of $11.00 with a discount of $731 due to the restriction on the sale of these shares for 1 year for a total value of $3,003 and approximately $7,600 in cash at the time of acquisition. Additionally, the cost includes a fair value for contingent consideration of $3,023 which is based on 10 percent of revenue and meeting earnings targets over a four-year period after closing. See Note 8, “Acquisition Liabilities,” for further details as of December 31, 2011 and 2010, respectively. We have allocated the aggregate cost of the acquisition to Brickbox’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill. On May 22, 2011, we signed an amendment to the securities purchase agreement to issue 265,262 shares valued at $3,053 for the full settlement of the contingent acquisition liabilities of Brickbox. These shares were issued on May 23, 2011.

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

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

KickApps Acquisition

On January 28, 2011, we acquired KickApps Corporation, a Delaware corporation (“KickApps”) and provider of solutions that enable the creation and management of next generation video-based Web experiences, in exchange for $4,027 in cash and 2,990,551 shares of our common stock valued at a price of $13.55 (with a discount of $12,503 due to the restriction on the sale of these shares), for a total of $28,019. We are holding 528,507 shares of the merger consideration in escrow for a period not to exceed 15 months following the merger to cover any warranty claims related to undisclosed commercial or tax liabilities or litigation. All of our common stock issued in exchange for KickApps is subject to contractual restrictions on transfer, with 60% of such stock being released from this restriction on the first anniversary of the merger and the balance on the second anniversary of the merger. We have allocated the aggregate cost of the acquisition to KickApps’ net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$2,023
Property and equipment	1,326
Intangible assets –developed software	2,000
Intangible assets – customer list	3,000
Intangible assets – trademark	100
Goodwill	27,584
Total assets acquired	36,033

Deferred tax liability	(1,750)
Current liabilities	(2,237)

Net assets acquired	$32,046

 The results of operations of KickApps for the period from January 29, 2011 to December 31, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

Kyte Acquisition

On January 21, 2011, we acquired decentraltv Corporation, a Delaware corporation doing business as Kyte (“Kyte”), a cloud-based publishing platform that enables companies to deliver live and on-demand video experiences to websites, mobile devices and connected TVs, in exchange for $3,607 in cash and 189,348 shares of our common stock at a price of $13.91 (with a discount of $477 due to the restriction on the sale of these shares for 6 months), for a total of $2,158. We are holding 56,803 shares of the consideration in escrow for a period of one year to secure certain indemnification obligations. We have allocated the aggregate cost of the acquisition to Kyte’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$438
Property and equipment	71
Intangible assets – developed software	719
Intangible assets – customer list	149
Intangible assets – trademark	27
Goodwill	5,137
Total assets acquired	6,542
Deferred tax liability	(456)
Current liabilities	(320)
Net assets acquired	$5,765

 The results of operations of Kyte for the period from January 21, 2011 to December 31, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

Kewego Acquisition

On January 26, 2011, we acquired Kewego S.A., a société anonyme organized under the laws of France (“Kewego”), a provider of professional IP-based, multi-screen video asset management solutions for IP connected devices, including PCs, mobile phones, iPads, connected TVs and gaming consoles, in exchange for $11,965 in cash and 1,411,704 shares of our common stock valued at a price of $14.36 (with a discount of $4,689 due to the restriction on the sale of these shares for 1 year), for a total of $15,341. We have allocated the aggregate cost of the acquisition to Kewego’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$10,064
Property and equipment	390
Intangible assets – developed software	682
Intangible assets – customer list	2,183
Intangible assets – non-compete	22
Goodwill	21,011
Total assets acquired	34,352

Deferred tax liability	(860)
Current liabilities	(6,186)

Net assets acquired	$27,306

The results of operations of Kewego for the period from January 27, 2011 to December 31, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

WWB Acquisition

On February 21, 2011, we acquired the assets of Worldwide Broadcast Systems Inc. (“WWB”), a United States-based company engaged in providing broadcast video systems integration to customers in South and Central America, in exchange for $1,900 in cash and 23,514 shares of our common stock valued at a price of $13.97 (with a discount of $40 due to the restriction on the sale of these shares for 6 months and a discount of $26 for shares held in escrow), for a total of $263. Additionally, the cost includes a fair value for contingent consideration of $5,112, which will be based on a percentage of revenue over a three-year period after closing, which is included in the Balance Sheet in “Acquisition Liability, net of current.” We have allocated the aggregate cost of the acquisition to WWB’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$162
Property and equipment	57
Intangible assets – trademark	74
Intangible assets – non-compete	10
Goodwill	7,102
Total assets acquired	7,405

Current liabilities	(130)

Net assets acquired	$7,275

 The results of operations of WWB for the period from February 22, 2011 to December 31, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

ioko Acquisition

On May 2, 2011, we acquired ioko365 Ltd. ("ioko") a private company incorporated in England and Wales with principal offices in San Diego, California and London, England and York, England. ioko provides end-to-end managed cloud-based platform solutions for multi-screen video delivery over connected Internet Protocol ("IP") devices to tier-one telecommunications, cable, media and entertainment companies around the world. Total consideration was $74,478 in cash and 1,509,804 of our common stock valued at a price of $10.88 (with a discount of $3,905 due to the restriction on the sale of these shares) for a total value of $12,522. In addition, the cost includes a fair value of contingent consideration of $3,360 based on meeting revenue and earnings targets during the twelve month periods ending March 31, 2012 and March 31, 2013. We are holding $9,000 of the cash and 232,378 shares of the merger consideration in escrow for a period not to exceed 18 months following the merger. Included in this agreement is an employee incentive plan for a total potential payment of our common stock of $7,500 upon meeting specified performance targets during the twelve month periods ending March 31, 2012 and March 31, 2013 and the six month period ended September 30, 2013. We have allocated the aggregate cost of the acquisition to ioko’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$38,761
Property and equipment	2,320
Intangible assets – customer list	37,000
Intangible assets – trademark	180
Intangible assets – non-compete	700
Goodwill	31,202
Total assets acquired	110,163

Deferred tax liability	(6,574)
Current liabilities and assumed debt	(13,229)

Net assets acquired	$90,360

The results of operations of ioko for the period from May 2, 2011 to December 31, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

 Polymedia Acquisition

On May 17, 2011 we acquired Polymedia S.P.A. (“Polymedia”) a company incorporated in Italy with its principal office in Milan. Polymedia was the IP video platform-provisioning subsidiary of TXT e-solutions, a public company listed on the Italian Stock Exchange. Total consideration was $24,283 in cash and 1,178,381 shares of our common stock valued at a price of $11.89 (with a discount of $969 due to the restriction on the sale of the shares in escrow) for a total of $13,041. In addition, the cost includes a fair value of contingent consideration of $2,750 based on meeting specified revenue and gross margin targets during the 12-month periods ending May 31, 2012 and May 31, 2013. We are holding 354,286 shares of the merger consideration in escrow for a period of up to 12 months following the closing date. We have allocated the aggregate cost of the acquisition to Polymedia’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$11,417
Property and equipment	890
Intangible assets – developed software	1,413
Intangible assets – customer list	7,067
Intangible assets – trademark	57
Intangible assets – non-compete	254
Goodwill	26,074
Total assets acquired	47,172

Deferred tax liability	(1,825)
Current liabilities and assumed debt	(5,273)

Net assets acquired	$40,074

The results of operations of Polymedia for the period from May 17, 2011 to December 31, 2011 have been included in the Consolidated Statement of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

Peerset Acquisition

On June 9, 2011, we acquired the assets of Peerset, Inc. (“Peerset”), a Canadian based company engaged in developing technology to provide content recommendation services, in exchange for 10,611 shares of our common stock valued at a price of $11.71 for a total of $124 and cash of $1,375. The Peerset acquisition was primarily a purchase of intellectual property and a dedicated research and development team related to content recommendation technology, and the company was generating virtually no reported revenue at the time of purchase. We have allocated the aggregate cost of the acquisition to Peerset’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$-
Intangible assets – developed software	400
Goodwill	1,099
Total assets acquired	1,499

Current liabilities	-

Net assets acquired	$1,499

The results of operations of Peerset for the period from June 9, 2011 to December 31, 2011 have been included in the Consolidated Statement of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations,

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

Digital Media Production Acquisition

On October 3, 2011, we acquired Digital Media Production a.s. (“DMP”), a Czech company with its principal office in Prague. A former competitor of Brickbox, DMP is engaged in multimedia video production with a focus on enterprise customers. We acquired DMP in exchange for $2,750 cash and 42,500 shares of our common stock valued at a price of $7.53 for a total of $320. The consideration also includes contingent consideration of $4,284 based upon meeting revenue and profit targets for the periods ending December 31, 2011, December 31, 2012 and December 31, 2013. We are holding 7,650 shares of the consideration in escrow pending the end of the first contingency period and will hold 15% of each contingency payment in escrow for 1 year following the end of that contingency period. We have allocated the aggregate cost of the acquisition to DMP’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$971
Property and equipment	1
Intangible assets - customer list	500
Goodwill	6,289
Total assets acquired	7,761

Current liabilities	(265)
Deferred tax liability	(95)
Deferred revenue - long term	(41)
Other long-term liabilities	(6)
Total liabilities	(407)

Net assets acquired	$7,354

The results of operations of DMP for the period from October 3, 2011 to December 31, 2011 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(3) Acquisitions (Continued)

Sezmi Acquisition

On December 30, 2011, we acquired substantially all the assets and assumed certain liabilities of Sezmi Corporation (“Sezmi”) a Delaware corporation, pursuant to an Asset Purchase Agreement dated as of December 30, 2011. Headquartered in Belmont, CA, Sezmi is a leading global provider of broadband-broadcast hybrid TV solutions. Sezmi employs a cloud-based software-as-a-service model and its target customers are service operators, such as telecommunication companies and Internet service providers, as well as content providers who desire to provide licensed or owned video content to subscribers across mobile and Internet protocol (IP)-connected home entertainment devices. Total consideration was $7,850 in cash, the assumption of $16,526 in liabilities, $2,625 owed to the shareholders of Sezmi which will be issued in shares and held in escrow for a period of up to 12 months following the closing date and contingent consideration based upon revenue and other targets totaling $25,003. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

Total consideration was $7,850 in cash, the assumption of $16,526 in liabilities, $2,625 owed to the shareholders of Sezmi which will be issued in shares and held in escrow for a period of up to 12 months following the closing date and contingent consideration based upon revenue and other targets totaling $25,003.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$138
Property and equipment	400
Software	1,000
Goodwill	50,465
Total assets acquired	52,003

Current liabilities	-

Net assets acquired	$52,003

There were no results of operations of Sezmi for the period from December 30, 2011 to December 31, 2011 and therefore have not been included in the Consolidated Statements of Operations.

Selected unaudited pro forma combined results of operations for the year ended December 31, 2010, assuming the Multicast, Benchmark, Brickbox, Accela, Megahertz, Kyte, Kewego, Kickapps, WWB, IOKO, Polymedia, Peeset, and DMP acquisitions occurred on January 1, 2010 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$221,799
Net loss	$(48,675)

Selected unaudited pro forma combined results of operations for the year ended December 31, 2011, assuming the Kyte, Kewego, Kickapps, WWB, IOKO, Polymedia, Peeset, and DMP acquisitions occurred on January 1, 2011 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$251,851
Net loss	$(22,663)

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(4) Accounts Receivable

Net accounts receivable consisted of the following:

	December 31,
	2011	2010
Trade accounts receivable	$77,402	$30,372
Allowance for doubtful accounts	(3,432)	(1,023)
Accounts receivable, net	$73,970	$29,349

Bad debt expense for the years ended December 31, 2011, 2010 and 2009 were $1,708, $875 and $461 respectively.

(5) Loan Receivable

	December 31, 2011	December 31, 2010
Dec 2010 Loan receivable on sale of subsidiary	$8,632	$10,847
Less current	(2,756)	(2,486)
Loan receivable, net of current	$5,876	$8,361

In December 2010, we lent $10,847 in relation to the sale of a Czech subsidiary. It matures on January 28, 2015. Commencing on February 28, 2011, payments are due in forty-eight equal consecutive payments of $226. The loan is secured by accounts receivable, cash and other receivables.

 (6) Notes Payable

On December 30, 2011, we signed a note payable in the amount of $2,525, for a portion of the liabilities assumed in the Sezmi acquisition. The note is to be paid in full on or before April 1, 2012 and includes no interest rate factor

(7) Secured Notes Payable

	December 31, 2011	December 31, 2010
April 2010 secured note payable for $5,000, net of debt discount of $84 and $142, respectively	$3,388	$4,858
June 2010 secured note payable for $1,000, net of debt discount of $13 and $22, respectively	740	978
May 2011 secured note payable for $15,000, net of debt discount of $854	14,146	-
	18,274	5,836
Less current	(6,406)	(1,709)
Secured notes payable, net of current	11,868	4,127

In May 2011, we received $15,000 in gross proceeds from the issuance of a note to a third party investor, as called for in the negotiated structure of our acquisition of ioko, as a means of financing the additional accounts receivable acquired. Interest is payable monthly in advance at 13.6% per year and matures on July 1, 2014.  We paid total interest only of $187 for May and June 2011 and agreed to pay interest only of $122 per month for the next seven months. Commencing on February 1, 2012, payments for principal and interest are due in thirty equal consecutive payments of $561. A final balloon payment of $1,149 will be due and payable upon maturity. The note is secured by the Company’s property, including accounts receivable and inventory.  In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $13.29 per share, 141,083 shares of our common stock with a seven year life through May 16, 2018. A debt discount of $1,081 was recorded related to these warrants and is being amortized over the term of the loan.

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

 As of December 31, 2011 we were in default of a debt covenant on all the secured notes payable which states that we must maintain at least 75% of the dollar value of worldwide cash with one or more banks located in the United States. We have received a waiver from the lender for the period through March 31, 2012. No adjustment was made for the default due to the waiver from the lender. Additionally, we are currently in discussions with the lender to ensure that we are in compliance with this debt covenant in the future.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(8) Acquisition Liabilities

The fair value of the acquisition-related contingent consideration for potential earn-out payments was estimated based on the various revenue and gross margin thresholds in each purchase agreement. The varying potential earn-out amounts were then probability weighted and discounted to present value at the average rate of the weighted average cost of capital for each acquired company and the after-tax cost of debt. The potential earn-out payments must be recognized at their fair value, as of the acquisition date, and included as part of the total consideration transferred. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations.

Acquisition Liabilities consisted of the following:

	December 31, 2011	December 31, 2010
Acquisition liabilities, current portion
Benchmark	$3,960	$2,115
WWB	1,427	-
ioko	1,482	-
Polymedia	1,779	-
DMP	1,434	-
Sezmi	6,870	-
	$16,952	$2,115

Acquisition liabilities, net of current
Benchmark	$1,671	$7,382
Brickbox	-	3,023
WWB	3,907	-
ioko	1,359	-
Polymedia	1,067	-
DMP	2,850	-
Sezmi	25,003	-
	$35,857	$10,405

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

Pursuant to the Benchmark Stock Purchase Agreement on May 14, 2010, following the 12-month anniversary of the closing, we agreed to pay the seller in the form of shares of our common stock $0.60 for every $1.00 of recognized revenue generated by Benchmark during the 12-month period following the closing, less the purchase price paid at closing.  The price per share of our common stock issuable following the first anniversary of the closing was calculated based on the weighted average price of our common stock for the 30 trading days immediately preceding the first anniversary. Pursuant to an amendment to the Stock Purchase Agreement dated August 2, 2011, the parties agreed to accelerate half of the payment which would otherwise be payable to the seller with respect to the 12 months ending May 15, 2012 (based on financial results ending May 15, 2011), and extended a portion of the balance of the 2012 payment until May 15, 2013.  In accordance with the Benchmark Stock Purchase Agreement and the amendment, we issued 816,592 shares of our common stock to the seller for the first anniversary payment. On August 4, 2011, we issued 816,592 shares of our common stock valued at $7,905 in satisfaction of $9,378 of the earn-out provision. The difference of $1,473 was recorded as other income in the Consolidated Statements of Operations due to the change in value of the shares upon issuance. In satisfaction of $1,597 of the earn-out provision, we issued 72,648 shares of our common stock on October 11, 2011 valued at $615, another 27,686 shares of our common stock on November 11, 2011 valued at $342 and paid $640 in cash in the fourth quarter of 2011.

In July 2011, we paid the $1,375 in relation to the Peerset Acquisition liability.

On May 22, 2011, we signed an amendment to the securities purchase agreement to issue 265,262 shares valued at $3,053 for the full settlement of the Brickbox contingent acquisition liabilities estimate of $3,023, with the difference booked to expense in the three months ended June 30, 2011. These shares were issued on May 23, 2011.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(9) Other Current Liabilities

	December 31, 2011	December 31, 2010

Accrued salaries and benefits	$14,099	$1,805
Assumed liabilites from Sezmi purchse	9,746	-
Other	2,849	1,082
	$26,694	$2,887

(10) Derivative Liabilities

In June 2008, the Financial Accounting Standards Board issued a new accounting standard. Under this standard, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,737. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009, December 31, 2010 and December 31, 2011 were 5,806,230, 679,400 and 251,021, respectively. The number of shares for the determination of liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009, December 31, 2010 and December 31, 2011 were 2,886,038, 679,400 and 251,021, respectively.

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

The following tables summarize the components of derivative liabilities:

			Re-measurement
	December	December	date
	31, 2011	31, 2010	January 1, 2009
Fair value of warrants with anti-dilution provisions	$(557)	$(6,096)	$(15,736)

Significant assumptions (or ranges):
Trading market values (1)	$8.45	$16.04	$5.25
Term (years) (3)	1.35	2.35	4.35 to 5.00
Volatility (1)	57.00%	57.73%	101.98%
Risk-free rate (2)	0.25%	0.61%	1.55%
Effective Exercise price (3)	$7	$7	$5.92 (3)

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.
(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term and the effective exercise price which is based on the stated exercise price adjusted for anti-dilution provisions.

The effects on our expense or income associated with changes in the fair values of our derivative financial instruments for the year ended December 31, 2011 was $3,679 of income and for the years ended December 31, 2010 and December 31, 2009 was $12,891 and $6,015 of expense, respectively.

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

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(11) Related Party Transactions

In December 2007, we entered into an agreement with KIT Capital, a company beneficially controlled and led by Kaleil Isaza Tuzman, our Chairman and Chief Executive Officer, under which KIT Capital has provided us managerial services. The total amount paid to KIT Capital and included in our results of operations in the year ended December 31, 2011, 2010 and 2009 were $500, $569 and $508, respectively.

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

See Note 17, “Commitments and Contingencies”, for a description of Management Agreement with KIT Capital.

See Note 18, “Stock Issuances”, for a description of warrant repurchase from Robin Smyth, Chief Financial Officer.

(12) Property and Equipment

Property and equipment consisted of the following:

			Estimated
	December 31,		Useful
	2011	2010	Lives in Years
Office equipment capital lease	$699	$196	3 - 5
Motor vehicles capital lease	28	103	2.25 - 5
Computer software	3,493	1,150	1 - 4
Leasehold improvements	1,903	1,013	1 - 8.5
Furniture and fixtures	1,818	1,157	2 -10
Office and network equipment	16,045	9,338	1 -5
	23,986	12,957
Accumulated depreciation and amortization	(11,916)	(6,970)
	$12,070	$5,987

Depreciation and amortization expense on property and equipment and capitalized internal-use software for the years ended December 31, 2011, 2010 and 2009 were $5,110, $4,059 and $1,847 respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(13) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2011 and 2010, respectively are as follows:

Goodwill
Balance as of January 1, 2010	$36,492
Acquisitions	53,144
Loss on disposal	(632)
Balance as of December 31, 2010	$89,004
Acquisitions	174,270
Balance as of December 31, 2011	$263,274

Intangible assets include the following:

	December 31, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	4.0	$16,861	$(6,168)	$10,693
Customer list	7.0	64,905	(11,654)	53,251
Trademarks	3.5	621	(537)	84
Other	2.5	1,362	(555)	807
Total		$83,749	$(18,914)	$64,835

	December 31, 2010
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	3.25	$6,747	$(4,057)	$2,690
Customer list	5.5	15,106	(4,944)	10,162
Trademarks	4.5	133	(35)	98
Other	1.5	376	(78)	298
Total		$22,362	$(9,114)	$13,248

Amortization expense on intangible assets for the years ended December 31, 2011, 2010 and 2009 were $9,802, $4,309 and $2,355 respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(13) Goodwill and Other Intangible Assets (continued)

Estimated future annual amortization expense as of December 31, 2011 is as follows:

	Software	Customer List	Trademarks	Other	Total

2012	$2,808	$8,066	$32	$354	$11,260
2013	2,607	7,947	17	344	10,915
2014	2,321	7,921	17	109	10,368
2015	2,051	7,773	17	-	9,841
2016	906	7,171	1	-	8,078
Thereafter	-	14,373	-	-	14,373
Totals	$10,693	$53,251	$84	$807	$64,835

(14) Impairment of Intangible Asset

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

(15) Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments	$1,915	$-	$1,915	$-
Liabilities:
Acquisition liabilities (See Note 8)	52,809	-	-	52,809
Derivative liability (See Note 10)	557	-	-	557

	Fair Value Measurements at December 31, 2010
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments	$1,050	$-	$1,050	$-
Liabilities:
Acquisition liabilities (See Note 8)	12,520	-	-	12,520
Derivative liability (See Note 10)	6,096	-	-	6,096

A reconciliation of the change in the carrying value of the level 3 acquisition liabilities is as follows:

	2011	2010
Balance at January 1	$12,520	$1,075
Payment of acquisition liabilities	(13,900)	-
Increase in earnout estimates and new acquisitions	54,189	11,445
Balance at December 31	$52,809	$12,520

The amount of total gains or losses for the year included in losses attributable to the change in unrealized gains or losses relating to liabilities still held at the end of the year
Included in statement of operations in Merger and acquisition and investor relations expenses	(680)	-
Included in statement of operations in Interest expense	481	-
Included in statement of operations in Other (expense) income	1,443	-

A reconciliation of the change in the carrying value of the level 3 derivative liability is as follows:

	2011	2010
Balance at January 1	$6,096	$21,314
Reduction of outstanding warrants	(5,539)	(15,218)
Balance at December 31	$557	$6,096

The amount of total gains or losses for the year included in losses attributable to the change in unrealized gains or losses relating to liabilities still held at the end of the year
	2011	2010
Included in statement of operations in Derivative income (expense)	$3,679	$(12,891)

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

 (16) Income Taxes

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

Income (loss) before income tax consisted of the following:

	2011	2010	2009

United States Operations	$(19,149)	$(21,503)	$(13,087)
Foreign Operations	(7,158)	(13,239)	(5,741)
Total	$(26,307)	$(34,742)	$(18,828)

The components of the income tax expense for the years ended December 31 are as follows:

	2011	2010	2009
Current Taxes:
Federal	$295	$-	$-
State	417	531	140
Foreign	510	1,094	157

Total current tax expense	1,222	1,625	297

Deferred Taxes:
Federal	845	(187)	-
State	10	(16)	-
Foreign	(1,261)	(904)	817

Total deferred tax expense (benefit)	(406)	(1,107)	817

Provision for income taxes	$816	$518	$1,114

The following table is a reconciliation from our income tax provision (benefit) based on the U.S. Federal statutory income tax rate to the income tax expense (benefit) reported for financial statement purposes:

	2011	2010	2009

U.S. Statutory Rate	(34.00)%	(34.00)%	34.00%
State and Local Taxes, net of federal benefit	0.74%	(1.00)%	2.44%
Foreign Operations	(8.12)%	2.29%	(4.46)%
Permanent Differences	23.11%	17.24%	(15.68)%
Change in Valuation Allowance	21.06%	17.35%	(22.21)%
Other	0.31%	(0.39)%	-%
	3.10%	1.49%	(5.91)%

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(16) Income Taxes (continued)

The Tax effects of temporary differences and net operating loss carry forwards that give rise to deferred tax assets and liabilities are as follows:

	2011	2010	2009
Deferred Tax Assets:

Stock-Based Compensation	$7,083	$2,671	$2,248
Compensation	-	116	141
Allowances for Doubtful Accounts	790	35	101
Depreciation and Amortization	944	511	125
Net Operating Losses	99,067	64,018	56,331
Accrued Expenses	163	-	-
Deferred Revenue	1,206	-	-
Restructuring Costs	-	995	257
Other	902	236	-
Total Deferred Tax Assets	110,155	68,582	59,203

Deferred Tax Liabilities:
Intangible and Fixed Assets	(17,344)	(4,867)	(2,126)

Valuation Allowance	(103,903)	(64,397)	(57,657)

Net Deferred Tax Asset (Liability)	$(11,092)	$(682)	$(580)

As of December 31, 2011, the Company had approximately, $173,160 of Federal, $165,224 of State, $143,303 of Local, and $31,651 of Foreign net operating losses (NOL’s).

The Federal and State NOL’s are available to offset future taxable income through 2031 and expire from 2020 through 2031. The majority of the foreign NOL’s have no expiration.

The Company has not recognized a deferred asset for the NOL’s at December 31, 2011 and expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Additionally, the Federal and State utilization of the above NOL’s in accordance with section 382 of the Internal Revenue Service code, could be limited or expire before the utilization due to stock ownership changes that may have occurred in the past or will occur in the future. In certain foreign jurisdictions, the utilization of the NOL’s may also be limited.

During 2011, our valuation allowance increased by $39,506 from $64,397 in 2010 to $103,903 in 2011. During 2010, our valuation allowance increased by $6,740 from $57,657 in 2009 to $64,397 in 2010. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support a full or partial reversal.

The Company has not provided deferred tax assets on $20.8 million of undistributed earnings of non-U.S. subsidiaries at December 31, 2011, as it is the company’s policy to indefinitely reinvest these earnings in non-U.S. operations.

Generally, all tax years are open for examination by the major taxing jurisdiction to which the Company is subject including federal, state and foreign jurisdictions. The company has not recorded any uncertain tax positions related to its open tax years.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(17) Commitments and Contingencies

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

The following is a schedule of future minimum payments under capital leases and operating leases as of December 31, 2011.

Periods January to December unless stated otherwise	Capital	Operating Property	Total

2012	$129	$5,444	$5,573
2013	88	3,574	3,662
2014	47	2,537	2,584
2015	12	2,003	2,015
2016	-	1,406	1,406
Thereafter	-	3,132	3,132

Total Minimum Lease Payments	276	$18,096	$18,372
Less Amount Representing Interest	(14)

Total Obligations Under Capital Leases	$262

Rent expense amounted to $3,114 and $2,003 for the years ended December 31, 2011 and 2010, respectively.

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

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(17) Commitments and Contingencies (continued)

Litigation - In December 2007, two former consultants of ROO Media Corporation (ROO Media) (currently KIT Media Corporation) sued that entity together with ROO Group, Inc. (currently KIT digital, Inc.) and its founder and former Vice Chairman and ROO Media’s former President and Chief Operating Officer in New York Supreme Court, New York County, New York, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. Last year, defendants moved to dismiss the complaint and, in March 2009, the court dismissed all of plaintiffs’ claims except their breach of contract claim on the grounds that it is based on an alleged oral agreement, which plaintiffs may be able to prove. In July 2011, following the completion of discovery, defendants made a motion for summary judgment dismissing the remaining claim in the case. Briefing and oral argument on that motion were recently completed and a decision is expected in the spring of 2012. If defendants win this motion, the case is completed, except for the possibility of an appeal by plaintiffs. We believe that there is no merit to this suit, and we intend to continue to defend ourself vigorously.

In November 2007, the Company’s wholly-owned subsidiary, ROO HD, Inc., now known as KIT HD, Inc. (“KIT HD”), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., in New York Supreme Court, Saratoga County, New York.  The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”), purportedly on behalf of themselves and “others similarly situated,” claims that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that KIT HD is the alter-ego of Wurld.  Plaintiffs seek the appointment of a receiver to take charge of the Company’s property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount.  KIT HD filed its answer to the complaint in January 2008. In December 2009, plaintiffs served an amended complaint, dropping the class action allegations and adding the Company as a defendant; otherwise, it is essentially the same as its predecessor.  KIT HD and the Company answered the amended complaint, and the case is currently in discovery. We believe that the suit is without merit, and the Company and KIT HD intend to defend themselves vigorously.

In May 2009, a former employee of Wurld, Plaintiff, filed suit against ten shareholders of Wurld, Wurld, ROO HD (n/k/a “KIT HD”), and ROO Group, Inc. (n/k/a the “Company”), in New York Supreme Court, Albany County, New York.  Plaintiff, a former employee of Wurld, seeks to hold the ten largest shareholders of Wurld liable under Business Corporation Law § 630, for $100 in wages that Wurld allegedly failed to pay Plaintiff.  She further asserts a variety of claims based on the allegation that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance, and that KIT HD is the successor to Wurld and liable for Wurld’s debts.  Based on these allegations, plaintiff seeks payment of her wages, the (unspecified) fair market value of her shares of stock in Wurld, rescission of the asset purchase agreement between Wurld and KIT HD, plus attorney’s fees.  In October 2009, the court dismissed plaintiff's claims against three shareholder/defendants on the grounds that BCL § 630 does not apply to Wurld because it is not a New York corporation, a decision that plaintiff appealed to the intermediate appellate court and lost. Plaintiff pursued the appeal to the Court of Appeals and in early March 2012, lost that appeal. Consequently, all of plaintiff’s claims against the Wurld shareholder defendants are, or will be, finally dismissed; and this case should move into the discovery phase, as the plaintiff is now likely to move ahead with claims against us and KIT HD.  We believe that this lawsuit is without merit, and if necessary the Company intends to defend itself vigorously.

Our company and Mr. Isaza Tuzman have been required to produce documents to the SEC under two simultaneous February 24, 2012 subpoenas issued by the SEC. The investigation includes and we believe may focus on June 2010 transactions in company common stock and a related Form 4 filing by Mr. Isaza Tuzman that reported a purchase of 54,645 shares of company common stock, but we cannot be certain of its scope or outcome. We are cooperating fully with the SEC.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(18) Stock Issuances

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

(18) Stock Issuances (continued)

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

During the quarter ended December 31, 2011, we issued 186,647 shares of common stock. Of this amount, we issued 42,500 shares for the acquisition of DMP, 100,334 shares for the payment of the Benchmark Acquisition liability, 11,990 shares for services and 51,568 shares for the exercise of options with proceeds of $384 less 19,745 shares returned and canceled related to the KickApps acquisition.

As of December 31, 2011, the outstanding warrants (excluding the warrants included in the derivative liability of 251,021 and stock-based compensation of 34,286) were 1,020,460 with a weighted average exercise price of $22.32. As of December 31, 2010, the outstanding warrants (excluding the warrants included in the derivative liability of 679,400 and stock-based compensation of 34,286) were 781,737 with a weighted average exercise price of $39.28.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(19) Stock-Based Compensation

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

For the years ended December 31, 2011, 2010 and 2009, the Company recognized $18,330, $4,705 and $1,922, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Included in the 2011 amount of $18,330, is $2,102 for restricted stock units in 2011, $317 for restricted stock and $7,311 for compensation accrued for which stock is to be issued in 2012. Included in the 2010 amount of $4,705, is $148 of stock issued for compensation, $317 for restricted stock units vested in 2010 and $253 for restricted stock. Included in the 2009 amount of $1,922, is $261 of stock issued for compensation, $261 for a 2009 bonus accrued for which stock is to be issued in 2010 and $18 for director’s compensation accrued and to be paid in stock in 2010. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date with $12, $48 and $48 recognized in the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, all of these warrants were vested. The intrinsic value as of December 31, 2011 of these outstanding warrants and exercisable warrants are $130.

As of December 31, 2011, there was approximately $26,513 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.8 years. As of December 31, 2010, there was approximately $17,693 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 3.3 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected life (in years)	4.00	3.87
Risk-free interest rate	1.26%	1.07%
Volatility	83.49%	65.34%
Dividend yield	0	0

In 2011, we estimated the expected term of stock options using historical exercise experience and used a forfeiture rate of 25% for employees and 0% for officers and directors.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(19) Stock-Based Compensation (continued)

A summary of the status of stock option awards and changes during the years ended December 31, 2010 and December 31, 2011 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value

Outstanding at January 1, 2010	877,973	$7.14
Granted	3,532,065	$11.43
Exercised	(61,936)	$8.46
Cancelled, expired, or forfeited	(444,678)	$11.16
Outstanding at December 31, 2010	3,903,424	$10.54
Granted	3,717,708	$11,17
Exercised	(234,190)	$7.47
Cancelled, expired, or forfeited	(971,273)	$9.79
Outstanding at December 31, 2011	6,415,669	$9.90	3.89	$-
Exercisable at December 31, 2011	2,261,754	$9.30	3.48	$-

The weighted-average grant-date fair value of option awards granted during the years ended December 31, 2011 and 2010 was $6.71 and $6.22, respectively.

(20) Sale of subsidiary

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

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(21) Restructuring Charges

In the first quarter of 2010, management approved restructuring plans for entities acquired in the fourth quarter of 2009 which included a workforce reduction, reduction in costs related to excess and vacated facilities under non-cancelable leases and settlement of contracts. Management expects to make the remaining facility closing costs and contract settlement payments in 2013.

The following table summarizes the restructuring charges for the year ended December 31, 2010 and 2011, respectively, for the plan approved in the first quarter 2010:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2009	$-	$-	$829	$829

Additions	2,632	67	1,020	3,719
Reversal	(66)	-	(172)	(238)
Cash payments	(1,354)	(54)	(1,159)	(2,567)
Balance as of December 31, 2010	$1,212	$13	$518	$1,743

Additions	-	-	34	34
Reversal	(654)	-	-	(654)
Cash payments	(558)	(8)	(337)	(903)
Balance as of December 31, 2011	$-	$5	$215	$220

The accrued restructuring of $220 is included in accrued expenses in the consolidated balance sheets as of December 31, 2011.

In the first quarter of 2011, management approved a companywide restructuring plan related to a workforce reduction. Payments against this plan have been completed in 2011.

The following table summarizes the restructuring charges for the year ended December 31, 2010 and 2011, respectively, for the plan approved in the first quarter 2011:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2009	$-	$-	$-	$-

Additions	-	-	-	-
Reversal	-	-	-	-
Cash payments	-	-	-	-
Balance as of December 31, 2010	$-	$-	$-	$-

Additions	3,973	-	-	3,973
Reversal	-	-	-	-
Cash payments	(3,973)	-	-	(3,973)
Balance as of December 31, 2011	$-	$-	$-	$-

The following table summarizes the restructuring charges:

	Year ended	Year ended	Year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Employee termination costs	$3,318	$2,566	$708
Contract settlements	-	67	48
Facility closing costs	34	848	1,793
Total restructuring charges	$3,352	$3,481	$2,549

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(22) Integration Expenses

The Company has recorded integration charges related to the cost overlap due to the reorganization and integration of acquisitions of $21,022 year ended December 31, 2011. Integration expenses include one-time expenses for integrating acquired businesses together and eliminating duplication and inefficiencies. This includes rationalizing hosting and delivery infrastructure (data center consolidation, related hardware purchases, trunk T1 and T3 purchases and combinations, etc.) to merging software platforms and physical plant/office combination. These expenses include directly allocable staff time, travel and associated charges related to executing these integration initiatives. These expenses are almost without exception cash-based.

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

(23) Segment Reporting

We have presented operating segments in the past for Digital Media Solutions and Professional Services but since Professional services represents less than 5% of total assets and total revenues and this segment continues to decrease, we are not presenting financial information for operating segments.

The following table provides revenue and assets by major geographical location.

	Years ended
	December 31,
	2011	2010	2009
Revenue:
EMEA	$137,359	$57,517	$33,106
AsiaPac	29,319	26,489	10,501
Americas	48,254	22,591	3,677

Total revenue	$214,932	$106,597	$47,284

	December 31,	December 31,
	2011	2010
Assets:
EMEA	$92,666	$41,374
AsiaPac	10,344	10,861
Americas	28,012	9,319
Corporate	370,715	237,106
Total assets	$501,737	$298,660

In the assets listed above, Corporate includes all the intangible assets and goodwill.

KIT DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except Share and Per Share Data)

(24) Quarterly Financial Results (unaudited):

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2011 and 2010. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes.

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2011	2011	2011	2011
	(In thousands, except per share data)
Revenues	$34,450	$48,188	$62,276	$70,018
Total variable and direct third party costs	$12,474	$15,333	$14,065	$14,506
Net income (loss)	$(12,501)	$(19,803)	$4,788	$393
Basic net income (loss) per share	$(0.34)	$(0.49)	$0.11	$0.01
Diluted net income (loss) per share	$(0.34)	$(0.49)	$0.11	$0.01
Basic weighted average common shares	36,573,031	40,063,874	42,553,768	46,282,273
Diluted weighted average common shares	36,573,031	40,063,874	43,434,416	46,753,360

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010
	(In thousands, except per share data)
Revenues	$17,364	$23,055	$27,746	$38,432
Total variable and direct third party costs	$6,551	$8,561	$13,479	$17,552
Net income (loss)	$(18,442)	$(342)	$(7,974)	$(8,502)
Basic net income (loss) per share	$(1.33)	$(0.02)	$(0.34)	$(0.31)
Diluted net income (loss) per share	$(1.33)	$(0.02)	$(0.34)	$(0.31)
Basic weighted average common shares	13,878,913	21,404,907	23,355,298	27,537,967
Diluted weighted average common shares	13,878,913	21,404,907	23,355,298	27,537,967

(25) Subsequent Events

 On March 23, 2012, we announced a number of significant management and board changes, as follows:

•	Kaleil Isaza Tuzman, our current Chairman and Chief Executive Officer, will assume the role of non-executive Chairman of the Board effective March 31, 2012.

•	Barak Bar-Cohen, our current Chief Administrative Officer, will assume the role of interim Chief Executive Officer on March 31, 2012, while we conduct a search, internally and externally, for a permanent Chief Executive Officer.

•	Santo Politi, an independent member of our board of directors, resigned as a director of the company.

•	Gavin Campion, our President, Robin Smyth, our Chief Financial Officer, and Christopher Williams, our Chief Technology Officer, resigned as directors of the company, but retain their positions as officers of the company.

