Form 10-K/A
period 2011-12-31
KIT digital, Inc.
filed 2012-04-30
CIK 1076700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

AMENDMENT NO. 1 TO
FORM 10-K ON FORM 10-K/A

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34437

_______________

KIT digital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3447894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26 West 17th Street - 2nd Floor
New York, New York	10011
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: +1 (646) 553-4845

_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

i

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

ii

KIT digital, Inc.

AMENDMENT NO. 1 TO 2011 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Page
PART I
Explanatory Note		iv
Item 1	Business	N/A
Item 1A	Risk Factors	N/A
Item 1B	Unresolved Staff Comments	N/A
Item 2	Properties	N/A
Item 3	Legal Proceedings	N/A
Item 4	Reserved	N/A

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	N/A
Item 6	Selected Financial Data	N/A
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	N/A
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8	Financial Statements and Supplementary Data	N/A
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	N/A
Item 9A	Controls and Procedures	N/A
Item 9B	Other Information	N/A

PART III

Item 10	Directors, Executive Officers and Corporate Governance	1
Item 11	Executive Compensation	8
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13	Certain Relationships and Related Transactions, and Director Independence	25
Item 14	Principal Accountant Fees and Services	26

PART IV

Item 15	Exhibits and Financial Statement Schedules	N/A

____________

iii

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

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K for the year ended December 31, 2011 is being filed to add Items 10 through 14 of Part III of the Annual Report on Form 10-K, which were omitted in reliance on General Instruction G(3) thereto.

iv

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers, and their positions with us, as of April 30, 2012:

Name	Age	Position with Company	Director Since
Barak Bar-Cohen	41	Chief Executive Officer	-
Robin Smyth	58	Chief Financial Officer	-
Daniel W. Hart	38	Director	2008
Lars Kroijer	40	Director	2008
Joseph E. Mullin III	39	Director	2010
Wayne Walker	53	Director	2008

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Barak Bar-Cohen was named our Chief Executive Officer on March 31, 2012. He joined our company in July 2008. Most recently, Mr. Bar-Cohen has served as our Chief Administrative Officer, overseeing our human resources, business systems, legal, procurement and investor relations departments, and as our Chief Commercial Officer, directing our global sales, marketing, product marketing and channel partnership programs. Mr. Bar-Cohen was previously the President and Chief Operating Officer of Narrowstep Inc., a TV over the Internet company based in London, from 2007 to 2008. He has also served in several senior management roles at RCN Corporation, a provider of bundled communication services to residential customers across the United States. During his tenure at RCN, Mr. Bar-Cohen managed customer service, marketing and communications and RCN’s New York market. Mr. Bar-Cohen was also Vice President at a boutique investment firm and worked at Putnam, Hayes & Bartlett, a worldwide economic and litigation support consulting firm based in Washington, D.C. Mr. Bar-Cohen holds a B.A. in economics with honors from Brandeis University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Robin Smyth has served as our Chief Financial Officer since December 2003, except for a five-month leave from April 27 to September 28, 2009. Mr. Smyth served as a member of our Board from December 2003 to March 2012. From 1998 to 2001, Mr. Smyth was a partner at Infinity International, a consulting and IT recruitment operation. From 1990 to 1998, he worked for Computer Consultants International. He is also on the board of directors of a number of wholly-owned subsidiaries of KIT digital. Mr. Smyth received his undergraduate degree in economics from Monash University in Australia.

Daniel W. Hart has served as a Director since March 2008 and is Chairman of our Compensation Committee. Mr. Hart is currently the Executive Chairman of Nextivity, an ASIC-based wireless products company. Mr. Hart was the founder and managing director of River Road Ventures, a private equity and advisory firm, since February 2004. River Road Ventures merged into KCP Capital in 2008. Prior to founding River Road Ventures, Mr. Hart founded Fundamental Capital, an investment partnership which integrated operational management with early-stage venture capital. Mr. Hart’s entrepreneurial and investing background has focused on the digital media, wireless, semiconductor and enterprise software areas. Mr. Hart is a board member of KIT Media Ltd. Mr. Hart holds an A.B. degree in economics from Harvard University.

Mr. Hart’s over 15 years of day-to-day operational leadership of technology companies and his service as a board member and investor in many early-stage and growth companies make him well qualified a member of our Board.

Lars Kroijer has served as a Director since February 2008 and is Chairman of our Nominations and Corporate Governance Committee. Mr. Kroijer is the founder of Holte Capital Ltd., a special situations hedge fund, and served as its Chief Executive Officer from 2002 to 2008. Mr. Kroijer is the author of “Money Mavericks,” published by Financial Times Press in 2010. From June 1999 to March 2002, Mr. Kroijer worked for HBK Investments focusing on special situations investing and event-driven arbitrage. Prior to that, Mr. Kroijer worked for SC Fundamental, a value-focused hedge fund, and for Lazard Frères, a boutique investment banking firm. Mr. Kroijer is currently a member of the board of directors of OVS Capital, Merian Capital and Shipserv Inc. Mr. Kroijer graduated magna cum laude  and holds an A.B. degree from Harvard University and an M.B.A. from Harvard Business School.

Mr. Kroijer has extensive knowledge of capital markets and risk analysis in particular, making his input invaluable to our Board’s discussions of our capital markets activities, cash management and risk mitigation.

Joseph E. Mullin III has served as a Director since August 2010 and is Chairman of our Audit Committee. Mr. Mullin is currently the Chief Executive Officer of General Word Development LLC, a children’s media business, which he joined in April 2011. He was previously a Portfolio Manager for Millennium Global Investments Ltd., an independent, privately-owned investment management firm, where he has held several positions between October 2007 and November 2010. He was an independent consultant between December 2010 and March 2011. Mr. Mullin was a Research Analyst at WL Ross & Co. LLC (now part of Invesco Ltd.), an asset management firm, from April 2001 to October 2007. Mr. Mullin worked in Brazil with a private investment portfolio from 1998 to 2001. Mr. Mullin began his career as a Financial Analyst in the Corporate Finance Department of Goldman Sachs. Mr. Mullin holds an A.B. degree from Harvard College.

Mr. Mullin’s experience in private equity investing, operational and financial restructuring, and the emerging markets (with a focus on Latin America) makes him well qualified to be a member of our Board.

Wayne Walker has served as a Director since January 2008 and is our lead independent director. Mr. Walker has served as the managing partner of Walker Nell Partners, Inc. since 2004. He has more than 20 years of experience in corporate law and corporate restructuring. Prior to establishing Walker Nell, he served as the Principal of Parente Randolph, LLC, an accounting and consulting firm, from July 2001 to February 2004. He served as Senior Counsel of DuPont Corporation from 1984 to 1998 and as Chairman of Habitat for Humanity from 1995 to 1998. He holds a B.A. degree from Loyola University New Orleans and a J.D. from Catholic University of America. He also studied finance for non-financial managers at the University of Chicago’s Graduate School of Business.

Mr. Walker is well qualified to serve as a director of our company due to his substantial knowledge and over 20 years of working experience in corporate controls and governance, restructuring and corporate litigation.

In March 2012, we accepted the resignations from the Board of Directors of management members Gavin Campion, our former President, Robin Smyth, our Chief Financial Officer, and Christopher R. Williams, our Chief Technology Officer, and of independent director Santo Politi, who also had been the chairman of our Compensation Committee. On April 12, 2012, we accepted the resignation of Kaleil Isaza Tuzman, who was serving as the non-executive Chairman of our Board of Directors. As a result, our Board is currently composed of four continuing independent directors: Wayne Walker (lead independent director), Daniel W. Hart, Lars Kroijer and Joseph E. Mullin III. We intend to expand the Board over the coming months with additional directors, and also anticipate that our Chief Executive Officer will serve as a director.

All directors hold office until the next annual meeting of stockholders of our company and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors and officers of our company.

Corporate Governance Matters

Board of Directors and Committees

Our Board of Directors held 11 meetings during 2011. Each director then serving attended 75% or more of the aggregate of: (1) the total number of Board meetings; and (2) the total number of meetings of the committee(s) of which he is a member, if any. We do not have a written policy on Board attendance at annual meetings of stockholders; however, we typically schedule a Board meeting immediately after the annual meeting (or special meeting in lieu thereof) for which members attending receive compensation. The table below describes the Board’s committees during 2011.

Committee Name	Members	Principal Functions
Audit Committee	J. Mullin (Chairman) L. Kroijer	•	Recommending to the Board of Directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;
	W. Walker	•	The appointment, compensation, retention and oversight of the work of the independent auditor engaged by us to prepare or issue an audit report or perform other audit review or attest services for us;
		•	Establishing procedures for the receipt, retention and treatment of complaints received regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;
		•	Approving the scope of the financial audit;
		•	Requiring the rotation of the lead audit partner;
		•	Consulting regarding the completeness of our financial statements;
		•	Reviewing changes in accounting principles;
		•	Reviewing the audit plan and results of the auditing engagement with our independent auditors and with our officers;
		•	Reviewing with our officers, the scope and nature and adequacy of our internal accounting and other internal controls over financial reporting and disclosure controls and procedures;
		•	Reviewing the adequacy of the Audit Committee Charter at least annually;
		•	Meeting with our Internal Auditor on a regular basis;
		•	Performing an internal evaluation of the Audit Committee on an annual basis; and
		•	Reporting to the Board of Directors on the Audit Committee's activities, conclusions and recommendations.

Compensation Committee	D. Hart (Chairman)	•	Approving and evaluating the compensation of directors and executive officers.
	J. Mullin W. Walker	•	Establishing strategies and compensation policies and programs for employees to provide incentives for delivery of value to our stockholders.
		•	Establishing policies to hire and retain senior executives, with the objectives of aligning the compensation of senior management with our business and the interests of our stockholders.

		•	Together with management, surveying the amount and types of executive compensation paid by comparable companies, and engaging consultants as necessary to assist them;
		•	Periodically reviewing corporate goals and objectives relevant to executive compensation and making recommendations to the Board for changes;
		•	Assisting management in evaluating each executive officer's performance in light of corporate goals and objectives, and recommending to the Board (for approval by the independent directors) the executive officers' compensation levels based on this evaluation;
		•	Overseeing our stock option plan or other stock-based plans with respect to our executive officers and employee Board members, who are subject to the short-swing profit restrictions of Section 16 of the Securities Exchange Act of 1934, as amended;
		•	Reviewing the overall performance of our employee benefit plans and making recommendations to the Board regarding incentive-compensation plans and equity-based plans;
		•	Together with the Nominations and Corporate Governance Committee, reviewing and making recommendations to the independent directors of the Board regarding the form and amount of director compensation;
		•	Ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the Board; and
		•	Producing an annual report on executive compensation for inclusion in our proxy statement.

Nominations and Corporate Governance	L. Kroijer (Chairman) J. Mullin	•	Identifying individuals qualified to become Board members and recommending that the Board select a group of director nominees for each next annual meeting of stockholders.
Committee	W. Walker	•	Ensuring that the Audit, Compensation and Nominations and Corporate Governance Committees of the Board have the benefit of qualified and experienced “independent” directors.
		•	Developing and recommending to the Board a set of effective corporate governance policies and procedures, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the Board any changes deemed appropriate.

		•	Periodically reviewing the charters of all Board committees and recommending to the committees and Board any changes deemed appropriate;
		•	Developing policies on the size and composition of the Board;
		•	Conducting annual evaluations of the performance of the Board, committees of the Board and individual directors;
		•	Reviewing conflicts of interest and the independence status of directors;
		•	Together with the Compensation Committee, reviewing and making recommendations to the independent directors of the Board regarding the form and amount of director compensation;
		•	Reviewing the structure of our senior staffing and management succession plans with the Chief Executive Officer;
		•	Together with the Compensation Committee, developing criteria to assist the Board's assessment of the Chief Executive Officer's leadership of our company; and
		•	Generally advising the Board (as a whole) on corporate governance matters.

Technology and	D. Hart	•	Monitoring and reviewing the Company’s product technology strategy;
Product Development Committee		•	Monitoring and reviewing the Company’s major product development-related expenditures and initiatives in support of evolving global business needs; and
		•	Areas of review include, but are not limited to: significant new product lines or technology investments, the technology component of mergers and acquisitions, the on-going market relevance of the Company’s technology platform, response to external technology based threats and opportunities, the competitiveness of the Company’s technology platform and related products, and the mitigation of any risks in the above areas.

Mergers and Acquisitions Committee	D. Hart (Chairman) L. Kroijer J. Mullin	•	Reviewing and assessing potential mergers, acquisitions, strategic investments, divestures and joint ventures.

Strategic Transaction Committee	W. Walker	•	Evaluating the merits and fairness of any possible transaction (and any alternative transaction) to acquire our company and negotiating, with the advice of counsel to the committee and the committee’s independent financial advisors, the terms and conditions of such proposal (including any firm offer resulting therefrom and all transaction documentation therefor) on behalf of, and to maximize value for, the company’s non-affiliate stockholders.

Director Independence

The Board of Directors has determined that Messrs. Hart, Kroijer, Mullin and Walker are “independent,” as independence is defined in the listing standards for the Nasdaq Stock Market.  Accordingly, all four of our directors are independent.  Although Mr. Hart is a board member of KIT Media Ltd., one of our largest single stockholders, he is neither a controlling shareholder nor employee of KIT Media, and is not disqualified under Nasdaq’s independence standards from being considered an independent director by us.

Board Leadership Structure

Until his resignation from our Board on April 11, 2012, Kaleil Isaza Tuzman served as our non-executive Chairman. He had served as our Chief Executive Officer from December 2007 through March 2012.  We believed that having one person, particularly Mr. Isaza Tuzman with his industry and executive management experience, his extensive knowledge of the operations of the company and his own history of innovation and strategic thinking, was the best leadership structure for us during those years. Barak Bar-Cohen assumed the role of Chief Executive Officer, effective on March 31, 2012.

As described above, all of our four directors are independent.  In addition, all of the directors on each of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are independent directors and each of these committees is led by a committee chair.  The committee chairs set the agendas for their committees and report to the full Board on their work.

Wayne Walker has been our lead independent director since November 2011. The lead independent director acts as an intermediary between the Board and senior management.  Among other things, the lead independent director is responsible for facilitating communication among directors and between the Board and the Chief Executive Officer, working with the Chief Executive Officer to provide an appropriate information flow to the Board, and serving as an ex-officio member of each of our Board committees and chairman of the executive sessions of the independent directors.

As required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting.  All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with Board processes.  Our independent directors bring experience, oversight and expertise from outside the company and industry.

Risk Oversight

While the Board of Directors is responsible for overseeing our risk management, the Board has delegated many of these functions to the Audit Committee.  Under its charter, the Audit Committee is responsible for discussing with management and the independent auditors our major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure.  In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions of the most significant risks that we are facing and how those risks are being managed. The Board receives reports on risk management from senior officers of the company and from the chairman of the Audit Committee.  The Board of Directors believes that the work undertaken by the Audit Committee, together with the work of the lead independent director and the full Board, enables the Board to effectively oversee our risk management function.

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

The Nominations and Corporate Governance Committee is responsible for the qualification and nomination of potential Board members. Pursuant to the committee’s charter, the Nominations Committee reviews the qualities and skills of prospective members of the Board of Directors and generally requires that director candidates be qualified individuals who, if added to the Board of Directors, would provide the mix of director characteristics, experience, perspectives and skills appropriate for our company. Criteria for selection of candidates include, but are not limited to: (i) business and financial acumen, as determined by the independent directors in their discretion, (ii) qualities reflecting a proven record of accomplishment and ability to work with others, (iii) knowledge of our industry, (iv) relevant experience and knowledge of corporate governance practices, and (v) expertise in an area relevant to us. Potential Board members should not have commitments that would conflict with the time commitments of a director of our company.

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

Technology and Product Development Committee

In July 2010, the Board of Directors established a Technology and Product Development Committee. The principal functions of this committee are to monitor and review our product technology strategy and major product development-related expenditures and initiatives in support of our evolving global business needs. The committee may include management directors and individuals who are not directors.

Mergers and Acquisitions Committee

In July 2010, the Board of Directors established a Mergers and Acquisitions Committee. The principal functions of this committee are to review and assess, and assist the Board in reviewing and assessing, potential mergers, acquisitions, strategic investments, divestitures and joint ventures. The committee may include management directors and individuals who are not directors.

Strategic Transaction Committee

In January 2012, the Board of Directors established a Strategic Transaction Committee. The principal function of this committee is to consider, evaluate and negotiate any possible transaction (and any alternative transaction) to acquire our company. The committee is composed of one independent disinterested director.

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

Based solely on review of the copies of such reports furnished to us or written or oral representations that no other reports were required, we believe that during 2011, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for certain late Form 5’s being filed by our independent directors with respect to stock option grants received in 2011.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

The following discussion sets forth information with regard to compensation for services by the three individuals who served as executive officers at December 31, 2011. They are Kaleil Isaza Tuzman, who served as our Chief Executive Officer (CEO), Robin Smyth, who serves as our principal financial officer (PFO), and Gavin Campion, who served as our President and was the other most highly compensated executive officer of our company (other than the CEO and PFO). We refer to these  three individuals as our "named executive officers." The information discussed below reflects the compensation earned by such individuals for services with our company during the covered periods.

Company Compensation Objectives

Our objective is to maintain a program of executive compensation that is competitive in attracting, retaining and inspiring the performance of executive officers who possess qualities, talents and abilities that will enhance our growth and profit potential. Specifically, the goals of our executive compensation program are:

•	to motivate our executives to achieve our strategic, operational and financial goals;

•	to reward superior performance;

•	to attract and retain exceptional executives; and

•	to align the interests of our executives and our shareholders.

We believe that our compensation program must include both short-term and long-term compensation elements.

Determination of Compensation

In large part, historically, our Chairman presented recommendations to our  Compensation Committee regarding the hiring of and compensation packages for our executive officers, which included recommendations with respect to each such executive officer's salary, annual bonus and long-term equity awards. Our  Compensation Committee then reviewed these recommendations and, subject to any adjustments it deemed appropriate, approved the compensation packages for our executive officers for that year.

Beginning in 2010, these compensation recommendations were based on benchmarking and peer group comparisons in consultation with Mercer LLC, a global leader in executive compensation consulting services. Additionally, members of our  Compensation Committee take into consideration data that is available to them concerning competitive market practices with respect to typical ranges of salary and bonus amounts paid to executives at other companies in the video asset management industry when developing and evaluating the recommendations.  Subjective factors considered by our Compensation Committee in making the ultimate determinations with respect to compensation of our executive officers included an executive's skills and capabilities, specific contributions as a member of our executive management team and reputation within the  video asset management industry.

Our Board of Directors has delegated to the Compensation Committee the overall responsibility of overseeing the compensation and benefit programs of our executive officers. Under its charter, the Compensation Committee has the primary responsibility for, among other things:

•	determining compensation for our executive officers;

•	working with members of our management to report our executive compensation practices and policies to our shareholders; and

•	administering our 2008 Incentive Stock Plan.

The Compensation Committee is also responsible for evaluating and administering our compensation program to ensure that it properly motivates our executive officers and appropriately drives our operational and financial performance.

The Compensation Committee reviews base salaries, determines and makes annual cash incentive awards, approves payout amounts earned for the past year's annual cash incentive awards, and grants equity incentive awards under our 2008 Incentive Stock Plan.

Our Board of Directors has the power to change, at any time, the size and membership of the Compensation Committee, to remove Compensation Committee members and to fill vacancies on the Compensation Committee, so long as any new member satisfies the requirements of the Compensation Committee's charter and any other applicable requirements. For more information regarding the Compensation Committee, see  “Corporate Governance—Board of Directors and Committees.”

Elements of Executive Compensation

Overview

Our executive compensation program consists of a base salary and equity participation in our company, either in the form of stock options  or restricted stock units, which, in each case, generally include a time-based or performance-based vesting provision. In addition, we may pay discretionary bonuses based on our Board of Directors' assessment of the executive officer's specific contribution to our company. We believe these arrangements are reasonable and competitive compared to other companies we compete with for the attraction and retention of talent.

Base Salary

We attempt to set base salaries that are competitive with organizations that operate in our industry and that are comparable in size. Base salaries are intended to be commensurate with each executive's organizational responsibilities and his level of professional development, taking into account the expected role the executive is likely to play in helping us achieve our goals and objectives. The base salary for each of our named executive officers was set in his employment agreement. Typically, annual increases in base salary for our named executive officers include an annual fixed increase as a percentage of the prior year's base salary, as well as discretionary increases as determined by our Chief Executive Officer, the Compensation Committee and our Board of Directors.  For 2011,  each of the named executive officers were awarded base salary increases  under the terms of their new employment agreements, which are described below.

2011 Executive Employment Agreements. Effective August 31, 2011, Kaleil Isaza Tuzman, Gavin Campion and Robin Smyth entered into employment agreements with our company, superseding their prior employment agreements or, in the case of Mr. Isaza Tuzman, the Executive Management Agreement that is described under “Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements.” Pursuant to these employment agreements, Messrs. Isaza Tuzman, Campion and Smyth agreed to devote all of their professional time and attention to the company as our Chairman and Chief Executive Officer, our President and our Chief Financial Officer, respectively. Mr. Isaza Tuzman’s employment agreement has been superseded by the CEO Transition Agreement described below.

The employment agreements provide that Messrs. Isaza Tuzman, Campion and Smyth receive a base salary at an annual rate of $315,000, $290,000 and $254,000 (inclusive of transportation and housing allowance), respectively, for services rendered in such positions. In addition, each executive is entitled to receive, at the sole discretion of our Board of Directors or Compensation Committee, annual performance bonuses based on achieving targeted corporate objectives for such year in accordance with the year’s operating or incentive plan. Each of Messrs. Isaza Tuzman, Campion and Smyth are also entitled to participate in our performance contingent restricted stock unit program (see “2011 Performance Contingent Restricted Stock Unit Program” below) and, concurrently with entering into the employment agreements, they received 636,000, 306,000 and 306,000 performance contingent restricted stock units, respectively.

The employment agreements also provide for termination by the company if the executive (i) violates various provisions of local labor laws involving commission of a crime and drunkenness or drug use during working hours, (ii) breaches the non-competition or non-disclosure covenants contained in his employment agreement, (iii) engages in fraud, dishonesty or other material misconduct in the performance of his duties or (iv) fails to perform any material provision of his agreement (after a reasonable opportunity to cure any such failure). We have the right to dismiss the executive immediately without notice and without any benefits upon the occurrence of these events.

The employment agreements with Messrs. Isaza Tuzman, Campion and Smyth extend for indeterminate terms, but Messrs. Campion’s and Smyth’s employment agreements may be terminated by the company with 180 days’ prior written notice or by the executive with 90 days’ prior written notice. Mr. Isaza Tuzman's employment agreement provides that upon termination of his agreement or after the expiration date for any reason, except cause, we are required to pay him, in addition to any other payments due, a cash severance payment equal to the greater of (i) the total amount paid to him during the preceding 12 months, including base compensation and all bonuses, or (ii) the previous month’s installment of base compensation multiplied by 12.

The employment agreements with Messrs. Isaza Tuzman, Campion and Smyth do not have any change of control provisions, other than those contained in the performance contingent restricted stock units and other equity awards.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activities competitive with our business during the terms of such employment agreements and one year thereafter, (b) prohibiting the executive from disclosure of confidential information regarding the company at any time and (c) confirming that all intellectual property developed by the executive and relating to the company’s business constitutes our sole and exclusive property.

Transition Agreement. . On March 23, 2012, we and Mr. Isaza Tuzman entered into a Summary of Terms for a Transition Agreement under which Mr. Isaza Tuzman stepped down as our Chief Executive Officer, but remained as non-executive Chairman of the Board. Mr. Isaza Tuzman stepped down as Chairman and a member of our Board of Directors on April 11, 2012. The Summary of Terms contemplated, among other things, payment of severance and amounts owed to Mr. Isaza Tuzman under existing agreements, ongoing option vesting, indemnification and expense reimbursement. The Summary of Terms anticipated that the parties would negotiate a definitive agreement but that if they were not able to reach agreement the Summary of Terms would be binding.

We have not reached agreement with Mr. Isaza Tuzman on the form of a definitive agreement as of the date of this report and have not determined the effect, if any, of events on the enforceability of the Summary of Terms.

Annual Management Bonuses

Annual management bonuses are intended to compensate executive officers for their role in the achievement of our strategic goals. We believe that our bonus awards help us attract and retain qualified and highly skilled employees and reward and motivate those who have a positive impact on corporate results. Historically, a bonus award has been paid in cash in the subsequent fiscal year.

Discretionary bonuses for a named executive officer are determined solely by our Compensation Committee and our Board of Directors based upon the achievement of agreed upon objectives and goals. Other factors affecting a discretionary bonus award include our overall success in financial and organizational achievements, as well as continued employment by the named executive officer. For fiscal year 2011, we have not yet determined whether our named executive officers will be awarded discretionary management bonuses.

Equity-Based Compensation

Equity-based compensation paid to our executive officers is designed to provide long-term incentives for the alignment of our goals and objectives with the executive's performance and to reward performance that is accretive to stockholder value. We believe these arrangements are reasonable and competitive compared to other companies we compete with for the attraction and retention of talent.

To date, the forms of equity compensation awarded to officers and employees under our 2008 Incentive Stock Plan have been stock options and restricted stock units. We believe that  stock options and restricted stock  units are an important part of overall compensation because they align the interests of our executive officers and other employees with those of our shareholders and create long-term incentives to maximize shareholder value. In 2011, our named executive officers were awarded equity-based compensation as described below.

2011 Performance-Contingent Restricted Stock Unit Program. Effective August 31, 2011, Kaleil Isaza Tuzman, Gavin Campion and Robin Smyth were granted performance-contingent restricted stock units under our 2008 Incentive Stock Plan, as amended. The agreements provide that Messrs. Isaza Tuzman, Campion and Smyth will each receive the right to receive up to 636,000, 306,000 and 306,000 shares of our common stock, respectively. Other senior executives received a total of 425,000 similar restricted stock units, at the discretion of our Chief Executive Officer. The restricted stock units are subject to the applicable terms and conditions set forth in the 2008 Incentive Stock Plan.

The awards of performance-contingent restricted stock units are intended to provide an appropriate incentive structure for the executive management team of the company that is aligned with stockholder interests. The awards of these performance-contingent restricted stock units become payable based on a significant and sustained increase in the price of our common stock over the performance period, as described in greater detail below.

The vesting of the restricted stock units are generally determined based upon the common stock’s highest 90-day volume weighted average stock price (the “90-Day VWAP”) attained over a series of vesting periods (each such period is three months in duration) over the term of the agreement or, in the event of a change in control of the company, the fair market value of our common stock on the effective date of the change in control. For this purpose, the 90-Day VWAP means, as of any date, the ratio of the value traded (the common stock price multiplied by the number of shares of common stock traded) to total volume traded over the 90-day period ending on that date. In the event of a change in control of the company, the restricted stock units will vest based on the fair market value of the common stock on the effective date of the change in control.

Over the term of the agreement, up to two-thirds of the restricted stock units may vest and become payable if the highest 90-Day VWAP attained during any vesting period ending on an applicable vesting date (or in the event of a change in control of the Company, the fair market value of our common stock on the effective date of the change in control) is between $12.51 and $18.75. A proportionate amount of the remaining one-third of the restricted stock units will vest and become payable if the highest 90-Day VWAP attained during any vesting period ending on an applicable vesting date (or in the event of a change in control of the company, the fair market value of our common stock on the effective date of the change in control) is between $18.76 and $25.00. In either case, the percentage of the restricted stock units that may vest over the term of the agreement will be based on straight-line interpolation over either performance range. Thus, 0.1067% of the restricted stock units may vest and become payable for each $0.01 in which the highest 90-Day VWAP attained during any vesting period ending on an applicable vesting date (or in the event of a change in control of the company, the fair market value of our common stock on the effective date of the change in control) exceeds $12.50, but is under $18.76, and 0.0533% of the restricted stock units may vest and become payable for each $0.01 in which the highest 90-Day VWAP attained during any vesting period ending on an applicable vesting date (or in the event of a change in control of the company, the fair market value of our common stock on the effective date of the change in control) exceeds $18.75, up to $25.00 (at which point 100% of the restricted stock units become vested).

In the event a recipient is terminated without cause by the company or terminates for good reason, the recipient’s unvested restricted stock units will continue to be eligible to vest pursuant to the terms of the agreement until the fourth anniversary of the date of grant. In the event a recipient’s employment with the company terminates by reason of the recipient’s death or disability, the recipient’s unvested restricted stock units, as of the date on which the recipient’s employment terminates, will continue to be eligible to vest pursuant to the terms of the agreement for the lesser of (i) the 18-month period immediately following the date on which the recipient’s employment with the company terminates by reason of the recipient’s death or disability, or (ii) the period beginning on the date on which the recipient’s employment with the company terminates by reason of the recipient’s death or disability and ending on the fourth anniversary of the date of grant.

We will deliver to the recipient shares of common stock corresponding to the number of vested restricted stock units within 30 days after the date on which the restricted stock units vest.

Except as otherwise provided above, any restricted stock units that are not vested as of the date on which the recipient’s employment with the company terminates or as a result of a change in control, will be forfeited immediately upon such termination or the effective date of the change in control, as applicable. In addition, if the recipient breaches any of the restrictive covenants set forth in his employment, consulting or other agreement with us, any unvested restricted stock units will be forfeited immediately upon such breach without any payment to the recipient. Any restricted stock units that remain unvested after the four-year anniversary of the date of grant will be forfeited as of that date.

The compensation committee of our Board of Directors engaged Mercer LLC to provide advice related to the design of the restricted stock unit awards to Messrs. Isaza Tuzman, Campion and Smyth and other senior executives of the company. The principal purpose for this engagement was to ensure that the terms of the restricted stock unit awards to these executives created incentive structures aligned with shareholder interests and were consistent with current market practices. The compensation committee of our Board of Directors and the executive management team were each represented by separate legal counsel in this process.

There were no other equity-based compensation awards given to our named executive officers in 2011 as part of their employment compensation.

Severance Benefits

Our executive officers are also entitled to receive severance benefits upon certain qualifying terminations of employment, pursuant to provisions in each such executive officer's employment agreement. These severance arrangements are primarily intended to motivate the executive officers to remain in our employ, as the executive officers will forego the right to receive a significant payment if they voluntarily terminate their employment without good reason. See “2011 Executive Employment Agreements” above.

Perquisites

From time to time, our Board of Directors may determine it to be in our best interests to provide certain of our executive officers perquisites commensurate with their position, including travel allowances. No other perquisites were provided to our named executive officers in 2011.

Additional Compensation

Our named executive officers are provided standard benefits available to all of our employees, consisting of the opportunity to participate in our medical, health, disability, retirement, welfare, pension, profit-sharing and insurance plans then in effect. Our named executive officers are from time to time provided additional compensation and benefits beyond that provided to employees. See "Compensation of Executive Officers—Summary Compensation Table."

Review of All Components of Executive Compensation

The Compensation Committee is responsible for reviewing all components of our executive officers' compensation, including base salary, bonus, equity compensation and accumulated realized and unrealized stock option gains.

Allocation Between Forms of Compensation

In setting compensation for our named executive officers, we do not have a formal policy for allocating a certain percentage of compensation between long-term and currently paid-out compensation. By making awards of stock options a significant portion of executive compensation, however, we plan to emphasize long-term equity incentives for our key employees.

Tax Treatment

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation greater than $1.0 million paid for any fiscal year to the corporation's chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, performance-based compensation is not subject to the $1.0 million deduction limit if certain requirements are met. We may consider the impact of Section 162(m) when designing our cash and equity-based compensation programs, but may elect to provide compensation that is not fully deductible as a result of Section 162(m) if we determine this is in our best interests.

Compensation Committee Report

The Compensation Committee has furnished the following report:

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section above and based on this review, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K on Form 10-K/A  for the fiscal year ended December 31, 2011 filed with the SEC.

COMPENSATION COMMITTEE

Daniel W. Hart, Chairman
Joseph E. Mullin III
Wayne Walker

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for fiscal 2011 were those individuals named above in the Compensation Committee Report. No member of the Compensation Committee has ever served as an officer or employee of our company. During fiscal 2011, no executive officer of our company served on the board of directors or compensation committee of another entity that has or had an executive officer serving as a member of our Board or the Compensation Committee.

Compensation of Executive Officers

The following table describes the compensation awarded to the Chief Executive Officer and our two most highly compensated executive officers (other than the CEO) who were serving as executive officers on December 31, 2011 (the “named executive officers”):

Summary Compensation Table

	Annual Compensation
			Stock		Non-Equity	Non-Qualified
Name and		Salary	Awards	Option	Incentive Plan	Deferred	Total
			($)	Awards	Compensation	Compensation
Principal Position	Year	($)	(4)(5)(6)	($)(4)	($)(7)	Earnings ($)	($)

Kaleil Isaza Tuzman (1)	2011	293,750	7,040,520	—	1,225,000	—	8,559,270
(amounts paid to KIT Capital, a company controlled by Mr. Isaza Tuzman) Former Chief Executive Officer	2010	253,492	1,637,800	1,557,750	150,000	—	3,599,042
	2009	277,789	—	—	—	—	277,789

Gavin Campion (2)	2011	270,021	3,387,420	—	—	—	3,657,441
Former President	2010	200,000	1,047,433	1,004,400	150,000	—	2,401,833
	2009	200,000	—	—		—	200,000

Robin Smyth (3)	2011	254,000	3,387,420	—	—	—	3,641,420
Chief Financial Officer	2010	200,000	672,360	641,700	150,000	—	1,664,060
	2009	148,250	—	—		—	148,250

(1)	Kaleil Isaza Tuzman served as our Chief Executive Officer from January 2008 through March 2012. The total amount paid to KIT Capital (the entity that provides his services) in 2011, 2010 and 2009 was $350,405, $418,750 and $477,750, respectively, of which $293,750, $253,492 and $277,789, respectively, was paid to Mr. Isaza Tuzman, and the remainder was paid to other KIT Capital personnel dedicated full-time to the company. These amounts include employer taxes, healthcare costs and other benefits. It also includes KIT Capital corporate fees, including legal, accounting, insurance, data hosting and parking related to the company. The Option Awards and Stock Awards compensation listed represents the estimated total compensation related to an executive compensation program which was instituted during 2010, and is subject to performance and time-based vesting thresholds over a period of several years.
(2)	Mr. Campion served as our President from April 2008 to April 2012. The compensation listed is only for Mr. Campion’s services as an executive officer, upon his appointment as President and not for his prior service. The Option Awards and Stock Awards compensation listed for 2010 represent the estimated total compensation related to an executive compensation program which was instituted during 2010, and is subject to performance and time-based vesting thresholds over a period of several years.
(3)	Mr. Smyth served as our Chief Financial Officer through April 2009 and, after a five-month leave, rejoined the company in September 2009. The Option Awards and Stock Awards compensation represents the estimated total compensation related to an executive compensation program which was instituted during 2010, and is subject to performance and time-based vesting thresholds over a period of several years.

(4)	Amounts reflect the aggregate grant-date fair value in accordance with FASB ASC Topic 718 for equity awards granted to the named executive officers during the applicable year, even if such equity awards are actually earned over a period of several years. The assumptions used in calculating these amounts are discussed in Note 19 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

(5)	Includes both time-based restricted stock units (“RSUs”) and performance and time-based RSUs. The time-based RSUs vest in 48 equal monthly installments based on continued employment. The performance and time-based RSUs vest in 48 equal monthly installments based on continued employment and our common stock 20-day volume weighted average stock price exceeds the grant date closing price by 115% for 50% of the grant and by 130% for 50% of the grant. Both of these performance targets were met before the end of October 2010.

(6)	Includes performance-contingent restricted stock units (“PCRSUs”). The PCRSUs vesting is generally determined based upon the common stock’s highest 90-Day VWAP attained over a series of vesting periods (each such period is three months in duration) over the term of the agreement or, in the event of a change in control of the company, the fair market value of our common stock on the effective date of the change in control. These performance targets have not been met as of the latest vesting period on March 31, 2012.

(7)	Included in 2010 is a $150,000 cash bonus for each executive officer awarded by the Board’s Compensation Committee for achieving particular operational and strategic milestones in 2010, which was paid in 2011. Included in 2011 is incentive compensation of $1,225,000 of which $850,000 was paid in 2011 and $375,000 was accrued and is currently unpaid.

Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements

KIT Capital Management Agreement.  During 2011 and 2010, the managerial services of Kaleil Isaza Tuzman, our former Chief Executive Officer, and other non-executive personnel, were provided through KIT Capital, which is beneficially controlled by Mr. Isaza Tuzman. For these services, we paid KIT Capital aggregate fees of $350,405 in 2011 and $418,750 in 2010, of which $293,750 in 2011 and $253,492 in 2010 were paid to Mr. Isaza Tuzman and the remainder to other KIT Capital personnel dedicated full-time to the company, as well as for employer taxes, healthcare costs, corporate fees and other expenses related to KIT Capital’s work for us.

Under the Executive Management Agreement with KIT Capital, dated as of December 18, 2007, the services of Mr. Isaza Tuzman and two non-executive personnel have been provided to us and our subsidiaries at an initial monthly rate of $50,800, with an incentive bonus equal to the greater of (i) the preceding 12 months’ base compensation or (ii) the previous month’s monthly installment of base compensation multiplied by 12 if we achieve two consecutive quarters of profitability or total monthly revenue equals or exceeds $6.0 million. This agreement expired in 2011 and, except for certain remaining provisions, was replaced by Mr. Isaza Tuzman’s employment agreement and transition agreement described under “Compensation Discussion and Analysis—Elements of Executive Compensation—Base Salary; 2011 Executive Employment Agreements,” and “-Base Salary; CEO Transition Agreement.”

2011 Executive Employment Agreements.  Each of Kaleil Isaza Tuzman, Gavin Campion and Robin Smyth entered into a written employment agreement with us effective August 31, 2011.  Each such employment agreement establishes the executive officer's base salary and entitlement to a discretionary annual bonus.  Among other things, the employment agreements generally provide for severance payments upon termination by us other than for cause, designate a period of employment, allow the termination of the agreement by either party with notice and allow for participation in our 2011 Performance-Contingent Restricted Stock Unit Program and other incentive compensation programs.  See "Compensation Discussion and Analysis—Elements of Executive Compensation—Base Salary; 2011 Executive Employment Agreements."

2004 Stock Option Plan

In April 2004, our Board of Directors adopted our 2004 Option Plan. Pursuant to this plan, which expires on April 1, 2014, incentive stock options or non-qualified options to purchase an aggregate of 342,858 shares of common stock may be issued, as adjusted. The plan may be administered by the Board of Directors or by a committee to which administration of the plan, or part of the plan, may be delegated by the Board of Directors. Options granted under this plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by the Board of Directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of three months of the end of the optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by the Board of Directors or designated committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date.

In November 2006, our Board of Directors increased the number of shares which may be issued under the 2004 Option Plan to an aggregate of 228,572 shares of common stock. The number of shares reserved under the 2004 Option Plan was subsequently increased to 342,858 shares effective April 3, 2007.

To date, we have 80,000 options outstanding under the 2004 Option Plan, of which 60,000 options were issued to KIT Capital pursuant to the terms of the Executive Management Agreement, dated as of December 18, 2007. As of December 31, 2011, the following options have been granted under the 2004 Option Plan:

Options Issued under 2004 Option Plan

Optionee	Quantity	Exercise Price ($)	Date Granted	Vest Date	Expiration Date
KIT Capital, Ltd.	60,000	6.11	January 9, 2008	Over 36 months	January 9, 2013
KIT Capital, Ltd.	20,000	9.80	June 21, 2008	Over 48 months	June 21, 2013

2008 Incentive Stock Plan

In March 2008, our Board of Directors adopted the KIT digital, Inc. 2008 Incentive Stock Plan (the “2008 Incentive Plan”), and initially reserved 400,000 shares of common stock for issuance. Our Board of Directors voted unanimously to adopt an amendment to the 2008 Incentive Plan later that year, providing for an additional 457,143 shares of common stock available for future grants under the 2008 Incentive Plan. The holders of a majority of outstanding shares of common stock approved the amendment to the 2008 Incentive Plan at the stockholders meeting held on November 6, 2008. In November 2009, our Board of Directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by an aggregate of 2,642,857 shares to a new total of 3,500,000 shares of common stock, which was ratified by stockholders at the annual stockholders meeting in September 2010. In December 2010, our Board of Directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 1,500,000 to an aggregate of 5,000,000 shares of common stock, subject to ratification by stockholders. Subsequently, as a result of acquisition activity, our Board of Directors authorized at its meetings on March 5, 2011 and August 5, 2011 to increase the number of shares which may be issued under the 2008 Incentive Plan to a total of 9,500,000 shares. Stockholders approved this increase at our annual meeting of stockholders on October 21, 2011.

Set forth below is a summary of the 2008 Incentive Plan, which is qualified in its entirety by reference to the full text of the 2008 Incentive Plan, which has been filed with the SEC. Any stockholder who wishes to obtain a copy of the 2008 Incentive Plan may do so by written request to KIT digital, Inc., 26 West 17th Street - 2nd Floor, New York, New York 10011, Attention: Mr. Robin Smyth, Chief Financial Officer.

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

Grants of Plan-Based Awards

The following table provides information with respect to grants of plan-based awards to the named executive officers during the year ended December 31, 2011 under the 2008 Incentive Plan:

		Option Awards			Stock Awards
Equity
					Incentive	Grant
					Plan Awards:	Date Fair
		Number of			Number of	Value of
		Securities	Option		Shares,	Stock and
		Underlying	Exercise	Option	Units or	Options
	Grant	Options (#)	Price	Expiration	Other Rights	Awards
Name/Award	Date	Unexercisable	($)	Date	(#)	($) (1)
Kaleil Isaza Tuzman
Performance-Contingent Restricted Stock (2)	8/31/2011	—	—	—	636,000	7,040,520
Gavin Campion
Performance-Contingent Restricted Stock (2)	8/31/2011	—	—	—	306,000	3,387,420
Robin Smyth
Performance-Contingent Restricted Stock (2)	8/31/2011	—	—	—	306,000	3,387,420

(1)	Amounts reflect the aggregate grant-date fair value in accordance with FASB ASC Topic 718 for equity awards granted to the named executive officers during the applicable year. The assumptions used in calculating these amounts are discussed in Note 19 of the Notes to Consolidated Financial Statements for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.

(2)	Consists of performance-contingent restricted stock units (“PCRSUs”). The PCRSUs vesting is generally determined based upon the common stock’s highest 90-Day VWAP attained over a series of vesting periods (each such period is three months in duration) over the term of the agreement or, in the event of a change in control of the company, the fair market value of our common stock on the effective date of the change in control. These performance targets have not been met as of the latest vesting period on March 31, 2012.

Outstanding Equity Awards at December 31, 2011

The following table provides information with respect to outstanding equity incentive awards held by the named executive officers as of December 31, 2011:

	Options				Stock Awards
						Equity
					Equity	Incentive
					Incentive	Plan Awards:
					Plan Awards:	Market or
					Number of	Payout Value
					Unearned	of Unearned
	Number of	Number of			Shares,	Shares,
	Securities	Securities			Units or	Units or
	Underlying	Underlying	Option		Other Rights	Other Rights
	Unexercised	Unexercised	Exercise	Option	that Have	That Have
	Options (#)	Options (#)	Price	Expiration	Not Vested	Not Vested
Name/Award	Exercisable	Unexercisable	($)	Date	(#)	($) (9)
Kaleil Isaza Tuzman
Stock options under the 2004 Option Plan (1)	60,000	—	6.11	1/9/2013	—	—
Stock options under the 2004 Option Plan (3)	17,500	2,500	9.80	6/21/2013	—	—
Stock options (5)	111,667	223,333	8.62	8/30/2015	—	—
Time-Based RSUs (6)	—	—	—	—	62,667	529,536
Performance and Time-Based RSUs (7)	—	—	—	—	64,000	540,800
Performance-Contingent Restricted Stock (8)	—	—	—	—	636,000	5,374,200
Gavin Campion
Stock options (2)	32,824	1,462	2.80	3/17/2013	—	—
Stock options (3)	17,500	2,500	9.80	6/21/2013	—	—
Stock options (5)	72,000	144,000	8.62	8/30/2015	—	—
Time-Based RSUs (6)	—	—	—	—	49,007	414,109
Performance and Time-Based RSUs (7)	—	—	—	—	32,000	270,400
Performance-Contingent Restricted Stock (8)	—	—	—	—	306,000	2,585,700
Robin Smyth
Stock options (4)	11,715	0	2.80	3/17/2013	—	—
Stock options (3)	6,258	885	9.80	6/21/2013	—	—
Stock options (5)	46,000	92,000	8.62	8/30/2015	—	—
Time-Based RSUs (6)	—	—	—	—	33,333	281,664
Performance and Time-Based RSUs (7)	—	—	—	—	18,667	157,736
Performance-Contingent Restricted Stock (8)	—	—	—	—	306,000	2,585,700

(1)	Consists of stock options with an initial amount vested immediately and the balance vesting in 36 equal monthly installments.

(2)	Consists of stock options with an initial amount vested immediately and the balance vesting in 16 equal quarterly installments.

(3)	Consists of stock options vesting in 16 equal quarterly installments.

(4)	Consists of stock options with an initial amount vested immediately.

(5)	Consists of stock options that vest in 48 equal monthly installments based on continued employment.

(6)	Consists of time-based restricted stock units that vest in 48 equal monthly installments based on continued employment.

(7)

Consists of performance and time-based RSUs that vest in 48 equal monthly installments based on continued employment and our common stock’s 20-day volume weighted average stock price exceeding the grant date closing price by 115% for 50% of the grant and by 130% for 50% of the grant. Both of these performance targets were met before the end of October 2010.

(8)

Consists of performance-contingent restricted stock units (“PCRSUs”). The PCRSUs vesting is generally determined based upon the common stock’s highest 90-Day VWAP attained over a series of vesting periods (each such period is three months in duration) over the term of the agreement or, in the event of a change in control of the company, the fair market value of our common stock on the effective date of the change in control. These performance targets have not been met as of the latest vesting period on March 31, 2012.

(9)	Based on the $8.45 closing sale price of our common stock on December 31, 2011, as reported by Nasdaq.

The table below describes the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensations (1)
Equity compensation plans approved by security holders	6,335,669	$9.96	-

Equity compensation plans approved by security holders (2)	1,689,250	-	-
Subtotal	8,024,919	-	1,115,153
Equity compensation plans approved by security holders (3)	80,000	7.03	262,858
Equity compensation plans not approved by security holders	787,700	$8.62	712,300
Total	8,104,919	-	1,378,011

(1)	Consists of shares that may be granted under our 2008 Incentive Stock Plan for option exercises.
(2)	Consists of shares that may be granted under our 2008 Incentive Stock Plan for restricted stock units.
(3)	Consists of shares that may be granted under our 2004 Stock Option Plan.

Compensation of Directors

We do not pay our directors who are also officers of the company any additional compensation for services as directors. In 2011, the Compensation Committee engaged Mercer LLC to review the compensation paid to our Board of Directors. Based upon Mercer’s recommendations, in December 2011, the Compensation Committee approved the following as elements of compensation for non-employee directors and the Board of Directors passed a resolution approving the compensation package. Accordingly, in 2011, the compensation for non-employee directors included the following:

•

Grant of stock options with a value of $120,000 (priced using the Black-Scholes options pricing model) for each year for 2011 and 2010 based on their pro-rata service period pursuant to the 2008 Incentive Stock Plan. The stock options will have an exercise price equal to the fair market value of our common stock at the time of the grant and vest on the last day of each of the eight successive three months periods beginning on February 29, 2012.

•

Annual compensation in the amount of $37,500 (or, for the lead independent director, $67,500), payable quarterly, which may be paid in either cash or stock options (priced using the Black-Scholes options pricing model), or a combination of both. The form of payment (i.e., cash, stock options or a combination) will be determined by us in our sole discretion; provided that if we are operating income (or EBITDA) positive in the preceding calendar year, such determination may be made by each independent director.

•

Fees of $3,000 per Board meeting attended; $1,500 per committee meeting chaired; and $750 per committee meeting attended but not chaired. The foregoing fees will be discounted by 50% when meetings are attended or chaired telephonically. Payment will be made according to the same schedule and in the same manner as set forth in the paragraph above.

•

The Board of Directors has established a Strategic Transaction Committee to assist the Board of Directors in considering, evaluating and negotiating any possible transaction (and any alternative transaction) to acquire our company. Each non-employee director on the committee received an initial retainer fee of $20,000, and will receive a monthly fee of $20,000 commencing on January 6, 2012 (payable on the first day of each month), for rendering services in such capacity.

The following table shows non-employee director compensation in 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kamal El-Tayara(2)	-	-	14,297	-	-	-	14,297
Daniel W. Hart	-	-	280,009	-	-	-	280,009
Lars Kroijer	-	-	323,801	-	-	-	323,801
Joseph E. Mullin III	-	-	322,062	-	-	-	322,062
Wayne Walker	-	-	367,076	-	-	-	367,076
Christopher Williams(3)	-	-	275,717	-	-	-	275,717

(1)

The determination of value of option awards is based upon the Black-Scholes options pricing model, details and assumptions of which are set out in the consolidated financial statements. The amounts represent annual amortization of fair value of stock options granted to the named director.

(2)	Mr. El-Tayara resigned from the Board in January 2011.
(3)	Mr. Williams was a member of our Board of Directors before he became our Chief Technology Officer but was not considered an executive officer of the company. He resigned from our Board in March 2012. Included in this amount is $206,563 of non-executive officer employee compensation.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table below shows how our common stock is beneficially owned by our directors and the executive officers named in the Summary Compensation Table under “Compensation of Executive Officers” and by owners of more than 5% of our outstanding common stock as of April 27, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable are deemed beneficially owned by the optionees or warrant holders. Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them. Each person or entity, except KIT Media Ltd., KIT Capital, Ltd., FMR LLC, Wellington Management Company, LLP and Zivar Investments Ltd., maintains a mailing address c/o KIT digital, Inc., 26 West 17th Street, 2nd Floor, New York, New York 10011.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
KIT Media Ltd.
Mill Mall, Suite 6
Wickhams Cay 1
P.O. Box 3085
Road Town, Tortola
British Virgin Islands	2,043,432	(2)	4.3%

KIT Capital, Ltd.
P.O. Box 112888
Dubai, United Arab Emirates	431,320	(3)	*

Kaleil Isaza Tuzman, sum of above	2,474,752	(2)(3)	5.2%

Barak Bar-Cohen	103,854	(4)	*
Gavin Campion	199,353	(5)	*
Robin Smyth	143,646	(6)	*
Daniel W. Hart	101,097	(7)	*
Lars Kroijer	116,647	(8)	*
Joseph E. Mullin III	66,891	(9)	*
Wayne Walker	119,516	(10)	*

FMR LLC
82 Devonshire Street
Boston, MA 02169	6,921,840	(11)	14.6%

Wellington Management Company, LLP
280 Congress Street
Boston, MA 02210	6,455,068	(12)	13.6%

All directors and executive officers as a group (6 persons)	851,004		1.8%

*	Less than 1% of the outstanding common stock.

(1)	Applicable percentage ownership is based on 47,491,131 shares of common stock outstanding as of April 27, 2012.

(2)	Kaleil Isaza Tuzman holds a controlling interest in KIT Media and holds the voting and dispositive power of the shares directly held by KIT Media. For purposes of voting, on an actual basis, KIT Media owns 4.3% of the outstanding shares. For purposes of voting, on an actual basis, Mr. Isaza Tuzman owns 5.2% of the outstanding shares.

(3)	Represents (a) 144,758 shares of common stock, (b) 78,750 shares of common stock issuable upon the exercise of stock options granted under the 2004 Stock Option Plan, (c) 132,604 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan and (d) 75,208 shares of common stock issuable under restricted stock units under the 2008 Incentive Plan. Mr. Isaza Tuzman holds a controlling interest in KIT Capital and holds the voting and dispositive power of the shares directly held by KIT Capital. For purposes of voting, on an actual basis, KIT Capital owns 0.9% of the outstanding shares. For purposes of voting, on an actual basis, Mr. Isaza Tuzman owns 5.2% of the outstanding shares.

(4)	Represents (a) 87,333 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan and (c) 16,521 shares of common stock issuable under restricted stock units under the 2008 Incentive Plan. For purposes of voting, on an actual basis, Mr. Bar-Cohen owns less than 1% of the outstanding shares.

(5)	Represents (a) 12,719 shares of common stock, (b) 138,536 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan and (c) 48,098 shares of common stock issuable under restricted stock units under the 2008 Incentive Plan. For purposes of voting, on an actual basis, Mr. Campion owns less than 1% of the outstanding shares.

(6)	Represents (a) 5,441 shares of common stock, (b) 73,044 shares of common stock issuable upon exercise of stock options granted under the 2008 Incentive Plan, (c) 34,286 shares of common stock issuable upon exercise of warrants and have an expiration date of March 30, 2012 and (d) 30,875 shares of common stock issuable under restricted stock units under the 2008 Incentive Plan. For purposes of voting, on an actual basis, Mr. Smyth owns less than 1% of the outstanding shares.

(7)	Represents shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan, which are currently exercisable. For purposes of voting, on an actual basis, Mr. Hart owns no outstanding shares.

(8)	Represents (a) 6,143 shares of common stock and (b) 110,504 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan. For purposes of voting, on an actual basis, Mr. Kroijer owns less than 1% of the outstanding shares.

(9)	Represents shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan. For purposes of voting, on an actual basis, Mr. Mullin owns no outstanding shares.

(10)	Represents (a) 1,118 shares of common stock and (b) 118,398 shares of common stock issuable upon the exercise of stock options granted under the 2008 Incentive Plan. For purposes of voting, on an actual basis, Mr. Walker owns less than 1% of the outstanding shares.

(11)	As reported in a Schedule 13G/A filed with the SEC on February 14, 2012. For purposes of voting, on an actual basis, FMR LLC beneficially owns 14.6% of the outstanding shares.

(12)	As reported in a Schedule 13G/A filed with the SEC on February 14, 2012. Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own such shares of common stock which are held of record by clients of Wellington Management Company, LLP. None of these clients owns more than 5% of the outstanding shares of common stock. For purposes of voting, on an actual basis, Wellington Management Company, LLP owns 13.6% of the outstanding shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the Executive Management Agreement described under “Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements” and as described below, there are no transactions requiring disclosure between us and related persons, promoters or control persons.

In May 2008, KIT Media purchased an aggregate of 1,008,572 shares of our common stock and warrants to purchase an additional 1,008,572 shares of common stock for a total of $7,060,000, in a private offering. Over a period of 60 days between June 2009 and August 2009, KIT Media loaned $3,350,000 to our company through an interim convertible promissory note bearing an 8% interest rate per annum and convertible into common stock under terms identical with other investors in the next offering of our shares. The KIT Media note was converted into common stock in our August 2009 public offering under terms identical with other investors in the offering. Together with its additional cash investment of $654,000, KIT Media purchased a total of 572,000 shares of common stock. In a subsequent public offering completed in March 2010, KIT Media invested another $1,750,000, purchasing 179,856 shares of common stock. In a public offering in April 2010, KIT Capital invested $1,300,000, purchasing 100,000 shares of common stock. In each case, KIT Media and KIT Capital purchased shares at the same price and on the same terms as the other investors in the offerings.

On March 7, 2010, our Board of Directors approved the repurchase of certain outstanding warrants with exercise prices below the then-current market price from certain warrant holders (who had acquired the warrants in May 2008 private placement financings), including KIT Media and Wellington Management Company (“Wellington”), an entity with greater than a 10% holding in our outstanding common stock at the time of the transaction. KIT Media and Wellington were at the time considered related parties of the company. The terms of the warrant repurchase were identical for KIT Media and Wellington, and the negotiation of such terms was led by Wellington. We offered to purchase and cancel these warrants at 133% of the intrinsic value of the warrants (but because intrinsic value was based on a 20-day trailing volume weighted average price of the underlying common stock at the time, the ultimate purchase price of the warrants was ultimately below the actual intrinsic value at the date of purchase).  A total of 3,030,747 of these warrants were cancelled effective March 31, 2010 for $22,232,000. A loss of $1,665,000 was recorded as derivative expense in our statement of operations. These warrants were included in the warrant buyback liability as at March 31, 2010 and were paid after such date. We also repurchased and cancelled an additional 403,577 warrants with anti-dilution provisions during the year ended December 31, 2010, at varying prices, from parties other than KIT Media and Wellington, for $1,342,000.

In April 2010, we repurchased and cancelled a warrant to purchase 47,143 shares from Robin Smyth, our Chief Financial Officer. The terms of the warrant repurchase were identical to Wellington and KIT Media, the negotiation of which terms was led by Wellington, as described above.

Our Audit Committee charter requires that members of the Audit Committee, all of whom are independent directors, conduct a review of and approve all related party transactions on an ongoing basis.

Director Independence

Directors Daniel W. Hart, Lars Kroijer and Joseph E. Mullin III are minority investors in KIT Media, one of our largest stockholders controlled by Kaleil Isaza Tuzman, the former Chairman of our company. Mr. Hart is also a board member of KIT Media.

The Board of Directors has determined that Messrs. Hart, Kroijer, Mullin and Walker are “independent,” as independence is defined in the listing standards for the Nasdaq Stock Market.  Accordingly, all four of our directors are independent.  Although Mr. Hart is a board member of KIT Media, he is neither a controlling shareholder nor employee of KIT Media, and is not disqualified under Nasdaq’s independence standards from being considered an independent director by us.

Item 14.  Principal Accountant Fees and Services.

The following table presents aggregate fees billed to us for professional services rendered by Grant Thornton LLP, which has been our independent registered public accounting firm since October 2, 2009.  Prior to September 21, 2009, MSPC, Certified Public Accountants and Advisors, A Professional Corporation, served as our independent registered public accounting firm.

Grant Thornton
	2011 Fees	2010 Fees
Audit Fees	$2,185,099	$1,185,860
Audit-Related Fees	—	—
Tax Fees	—	—

Total Fees	$2,185,099	$1,185,860

MSPC
2010 Fees
Audit Fees	$20,708
Audit-Related Fees	—
Tax Fees	—

Total Fees	$20,708

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

Grant Thornton LLP did not bill us for any other professional services in the years ended December 31, 2011 and 2010.

All of the audit fees, audit-related fees and tax fees are approved by our Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) and (2): The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1.

(a)(3) Exhibits:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2012	KIT DIGITAL, INC.

	By:	/s/ Barak Bar-Cohen
Barak Bar-Cohen Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robin Smyth
Robin Smyth Chief Financial Officer (Principal Financial and Accounting Officer)

