Form 10-Q
period 2012-03-31
KIT digital, Inc.
filed 2012-05-15
CIK 1076700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

+1 (646) 553-4845

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

As of May 14, 2012, there were 47,941,040 shares of the issuer’s common stock outstanding.

KIT digital, Inc.

All currency amounts are in thousands in this report. Share, per share and other numerical data are listed without abbreviation.

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	March 31, 2012	December 31, 2011 (A)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,099	$45,660
Restricted cash	247	238
Investments	2,047	1,915
Accounts receivable, net	73,071	73,970
Unbilled revenue	20,761	13,899
Inventory, net	2,534	1,338
Loan receivable, current portion	3,434	2,756
Deferred tax assets, current portion	399	399
Other current assets	15,089	11,350
Total current assets	143,681	151,525

Property and equipment, net	11,958	12,070
Loan receivable, net of current	5,198	5,876
Deferred tax assets, net of current	665	600
Intangible assets	62,020	64,835
Goodwill	263,274	263,274
Total assets	$486,796	$498,180

Liabilities and Stockholders' Equity:
Current liabilities:
Capital lease and other obligations, current portion	$141	$171
Secured notes payable, net of debt discount, current portion	7,039	6,406
Notes payable	575	2,525
Accounts payable	22,611	18,245
Accrued expenses	12,349	6,763
Deferred revenue	5,474	5,083
Income tax payable	1,099	1,207
Deferred tax liability, current portion	344	344
Acquisition liabilities, current portion	33,718	16,952
Derivative liability	370	557
Other current liabilities	21,498	26,694
Total current liabilities	105,218	84,947

Capital lease and other obligations, net of current	84	91
Secured notes payable, net of current	10,013	11,868
Deferred tax liability, net of current	12,115	11,747
Acquisition liabilities, net of current	14,400	35,857
Total liabilities	141,830	144,510

Equity:
Stockholders' equity:
Common stock, $0.0001 par value: authorized 150,000,000 shares; issued and outstanding 47,443,040 and 46,342,851, respectively	5	5
Additional paid-in capital	528,464	513,882
Accumulated deficit	(181,208)	(156,326)
Accumulated other comprehensive income (loss)	(2,295)	(3,891)
Total stockholders' equity	344,966	353,670
Total liabilities and stockholders' equity	$486,796	$498,180

(A) - Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission on March 30, 2012.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Revenue	$59,030	$34,450
Variable and direct third party costs:
Cost of goods and services (exclusive of depreciation shown separately below)	19,772	10,747
Hosting, delivery, reporting and content costs	3,434	1,362
Direct third party creative production costs	617	365
Total variable and direct third party costs	23,823	12,474
Gross profit	35,207	21,976
General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $7,303 and $2,027, respectively)	42,267	12,307
Legal, accounting, audit and other professional service fees	1,187	637
Office, marketing and other corporate costs	7,031	3,991
Merger and acquisition and investor relations expenses	4,490	5,250
Depreciation and amortization	4,221	2,434
Restructuring charges	-	3,318
Integration expenses	-	8,688

Total general and administrative expenses	59,196	36,625

Loss from operations	(23,989)	(14,649)
Interest income	53	72
Interest expense	(690)	(270)
Amortization of deferred financing costs and debt discount	(104)	(19)
Derivative income	187	2,610
Other (expense) income	(278)	(106)
Net loss before income taxes	(24,821)	(12,362)
Income tax expense	(61)	(139)
Net loss available to common shareholders	$(24,882)	$(12,501)
Basic and diluted net loss per common share	$(0.53)	$(0.34)
Basic and diluted weighted average common shares outstanding	46,709,193	36,573,031

Comprehensive loss:
Net loss	$(24,882)	$(12,501)
Foreign currency translation	1,549	858
Change in unrealized gain on investments, net	47	49
Comprehensive loss:	$(23,286)	$(11,594)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Data)

(Unaudited)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance – December 31, 2011	46,342,851	$5	$513,882	$(156,326)	$(3,891)	$353,670
Issue of stock for exercise of stock options	63,283	—	483	—	—	483
Issue of stock for acquisitions	767,539	—	6,833	—	—	6,833
Issue of stock for compensation	264,867	—	2,449	—	—	2,449
Issue of stock for services	4,500	—	44	—	—	44
Issue of warrants for services	—	—	506	—	—	506
Stock-based compensation	—	—	4,267	—	—	4,267
Foreign currency translation adjustment	—	—	—	—	1,549	1,549
Fair market value adjustment for available for sale securities	—	—	—	—	47	47
Net loss	—	—	—	(24,882)	—	(24,882)
Balance – March 31, 2012	47,443,040	$5	$528,464	$(181,208)	$(2,295)	$344,966

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)	Three months ended March 31,
	2012	2011
Operating Activities:
Net loss	$(24,882)	$(12,501)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	1,648	1,005
Depreciation	1,478	985
Amortization of intangible assets	2,743	1,448
Amortization of deferred financing costs and debt discount	104	17
Derivative income	(187)	(2,610)
Less: merger and acquisition expenses	—	1,535
Non-cash stock based compensation	7,303	2,027
Non-cash warrants for services	506	412
Non-cash stock for services	44	-
Changes in assets and liabilities:
Accounts receivable	676	(437)
Unbilled revenue	(6,593)	(5,496)
Inventory	(1,151)	(122)
Other assets	(3,438)	(2,632)
Accounts payable	3,935	521
Accrued expenses	5,423	4,255
Income tax payable	(133)	(591)
Other liabilities	739	3,119
Total adjustments	13,097	3,436

Net cash used by operating activities	(11,785)	(9,065)

Investing Activities:
Cash paid into investment	(80)	(250)
Cash paid in acquisitions	(4,600)	(21,512)
Cash received in acquisitions	-	865
Receipt of payment on notes receivable	-	224
Merger and acquisition expenses	-	(1,535)
Purchase of equipment	(1,069)	(1,170)

Net cash used by investing activities	$(5,749)	$(23,378)

Financing Activities:
Proceeds from exercise of stock options	483	389
Payments of secured notes	(1,222)	(264)
Repayments of notes payable	(1,650)
Payment on capital leases	(45)	(184)

Net cash used by financing activities	(2,434)	(59)

Effect of exchange rate changes on cash	407	934

Net increase (decrease) in cash and cash equivalents	(19,561)	(31,568)
Cash and cash equivalents - beginning of period	45,660	141,233
Cash and cash equivalents - end of period	$26,099	$109,665

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$158	$139
Interest	$690	$270
Non-cash investing and financing activities:
Non-cash issuances of stock for acquisitions (767,539 and 4,634,862 shares issued, respectively)	$(6,833)	$(47,408)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(1) Nature of Business and Nature of Presentation

KIT digital, Inc. (“we,” “us,” “our,” the “Company” or “KIT digital”), through our operating subsidiaries, provide software solutions that enable our customers to manage and distribute video content through Internet websites, mobile and tablet devices and both closed network Internet Protocol television (“IPTV”) and over-the-top (“OTT”) connected television environments. Our core video asset management software suite, marketed under the “KIT Platform” brand (and “KIT Cosmos” and “KIT Cloud” sub-brands), includes online and mobile video players, ingestion and trans-coding for Internet and mobile connected devices, live and video-on-demand OTT and IPTV video serving, editing and content transformation, content meta-tagging, content localization and syndication, digital rights management, hosting, storage, content delivery and content syndication. We currently provide IP video solutions internationally through over 20 offices globally, including principal locations in Atlanta, Beijing, Boston, Buenos Aires, Cairo, Chennai, Cologne, Delhi, Dubai, Ely (UK), Grenoble (France), London, Madrid, Melbourne (Australia), Mumbai, New York, Paris, Prague, San Francisco, Singapore, Sydney, and Stockholm. In support of our KIT Platform deployments, we provide systems integration, broadcast engineering services, content transformation services and integrated marketing services.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in KIT digital’s annual report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission.

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

(2) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption of the guidance did not have a material impact on our financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012. There is no impact to our consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We adopted this standard during the first quarter of 2012. The adoption of the standard did not have material impact on our consolidated financial statements.

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

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

The following table sets forth the components used in the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(24,882)	$(12,501)
Denominator:
Denominator for basic net loss per common share	46,709,193	36,573,031
Denominator for diluted net loss per common share	46,709,193	36,573,031

Basic net loss per common share	$(0.53)	$(0.34)
Diluted net loss per common share	$(0.53)	$(0.34)

All equivalent shares underlying stock options, warrants and RSUs were excluded from the calculation of diluted loss per share because we had net losses for all periods presented and therefore equivalent shares would have an anti-dilutive effect.

Potentially dilutive shares excluded as a result of the effects being anti-dilutive were as follows:

	Three months ended
	March 31,
	2012	2011
Stock options	402,114	1,295,084
Warrants	86,976	462,075
Restricted stock units	174,661	64,349

Total dilutive shares	663,751	1,821,508

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

 (4) Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents.  Cash and cash equivalents in financial institutions outside the United States as of March 31, 2012 was $14,795.

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

(6) Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of March 31, 2012 and December 31, 2011 was $4,272 and $3,432, respectively.

(7) Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure, and from time to time, obtain collateral for our accounts where feasible and we deem prudent. We believe no significant concentration of credit risk exists with respect to these balances. The amount held in foreign currencies as of March 31, 2012 and December 31, 2011 was $10,048 and $10,638, respectively. The amount of cash in excess of FDIC insured amounts as of March 31, 2012 and December 31, 2011, was $25,389 and $44,797, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of March 31, 2012 and December 31, 2011, no customer accounted for 10% or more of our trade accounts receivable. As of March 31, 2012 and March 31, 2011, no customer accounted for 10% or more of the year to date revenue. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, establish an allowance for doubtful accounts. We believe that accounts receivable credit risk exposure beyond such allowance is limited.

(8) Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market and is comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of March 31, 2012 and December 31, 2011, our reserves for excess and obsolete inventory were $146 and $146, respectively.

(9) Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

Goodwill
Balance as of December 31, 2011	$263,274
Acquisitions	-
Balance as of March 31, 2012	$263,274

Intangible assets include the following:

	March 31, 2012
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	3.9	$16,861	$(6,870)	$9,991
Customer list	6.9	64,905	(13,670)	51,235
Trademarks	3.9	621	(556)	65
Other	2.0	1,362	(633)	729
Total		$83,749	$(21,729)	$62,020

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	December 31, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	4.0	$16,861	$(6,168)	$10,693
Customer list	7.0	64,905	(11,654)	53,251
Trademarks	3.5	621	(537)	84
Other	2.5	1,362	(555)	807
Total		$83,749	$(18,914)	$64,835

Amortization expense on intangible assets for the three months ended March 31, 2012 and 2011 were $2,743 and $1,448 respectively.

Estimated future annual amortization expense as of March 31, 2012 is as follows:

	Software	Customer List	Trademarks	Other	Total
2012	$2,106	$6,016	$13	$276	$8,411
2013	2,607	7,947	17	344	10,915
2014	2,321	7,921	17	109	10,368
2015	2,051	7,780	17	-	9,848
2016	906	7,196	1	-	8,103
Thereafter	-	14,375	-	-	14,375
Totals	$9,991	$51,235	$65	$729	$62,020

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Acquisitions

KickApps Acquisition

On January 28, 2011, we acquired KickApps Corporation, a Delaware corporation (“KickApps”) and provider of solutions that enable the creation and management of next generation video-based Web experiences, in exchange for $4,027 in cash and 2,990,551 shares of our common stock valued at a price of $13.55 (with a discount of $12,503 due to the restriction on the sale of these shares), for a total of $28,019. We are holding 528,507 shares of the merger consideration in escrow for a period not to exceed 15 months following the merger to cover any warranty claims related to undisclosed commercial or tax liabilities or litigation. Of the common stock issued in exchange for KickApps, 60% was released in January 2012 and the balance will be released on the second anniversary of the merger. We have allocated the aggregate cost of the acquisition to KickApps’ net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

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

 The results of operations of KickApps for the period from January 29, 2011 to March 31, 2012 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

 The results of operations of Kyte for the period from January 21, 2011 to March 31, 2012 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

Kewego Acquisition

On January 26, 2011, we acquired Kewego S.A., a société anonyme organized under the laws of France (“Kewego”), professional IP-based, multi-screen video asset management solutions for IP connected devices, including PCs, mobile phones, iPads, connected TVs and gaming consoles, in exchange for $11,965 in cash and 1,411,704 shares of our common stock valued at a price of $14.36 (with a discount of $4,689 due to the restriction on the sale of these shares for 1 year), for a total of $15,341. We have allocated the aggregate cost of the acquisition to Kewego’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the aggregate cost of the acquisition over the net fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

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

The results of operations of Kewego for the period from January 27, 2011 to March 31, 2012 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

 The results of operations of WWB for the period from February 22, 2011 to March 31, 2012 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The results of operations of ioko for the period from May 2, 2011 to March 31, 2012 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The results of operations of Polymedia for the period from May 17, 2011 to March 31, 2012 have been included in the Consolidated Statement of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The results of operations of Peerset for the period from June 9, 2011 to March 31, 2012 have been included in the Consolidated Statement of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

The results of operations of DMP for the period from October 3, 2011 to March 31, 2012 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

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

There were no results of operations of Sezmi for the period from December 30, 2011 to December 31, 2011 and therefore have not been included in the Consolidated Statements of Operations. The results of operations of Sezmi for the period from January 1, 2012 to March 31, 2012 have been included in the Consolidated Statements of Operations. Revenue and net income after acquisition are not provided as it is impracticable to distinguish due to the integration of sales, delivery and overhead into our overall regional and global operations.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

Selected unaudited pro forma combined results of operations for the three months ended March 31, 2011, assuming the Kyte, Kewego, Kickapps, WWB, ioko, Polymedia, Peerset, DMP and Sezmi acquisitions occurred on January 1, 2011 using actual unaudited figures from each entity prior to acquisition, are presented as follows:

Total revenue	$62,912
Net loss	$(24,579)

(11) Loan Receivable

	March 31, 2012	December 31, 2011
Dec 2010 Loan receivable on sale of subsidiary	$8,632	$8,632
Less current	(3,434)	(2,756)
Loan receivable, net of current	$5,198	$5,876

In December 2010, we lent $10,847 in gross proceeds in relation to the sale of subsidiary. It matures on January 28, 2015. Commencing on February 28, 2011, payments are due in forty-eight equal consecutive monthly payments of $226. The loan is secured by accounts receivable, cash and other assets.

(12) Secured Notes Payable

	March 31, 2012	December 31, 2011
April 2010 secured note payable for $5,000	$2,952	$3,388
June 2010 secured note payable for $1,000	654	740
May 2011 secured note payable for $15,000	13,446	14,146
	17,052	18,274
Less current	(7,039)	(6,406)
Secured notes payable, net of current	10,013	11,868

In May 2011, we received $15,000 in gross proceeds from the issuance of a note to a third party investor, as called for in the negotiated structure of our acquisition of ioko, as a means of financing the additional accounts receivable acquired. Interest is payable monthly in advance at 13.6% per year and matures on July 1, 2014.  We paid total interest only of $187 for May and June 2011 and agreed to pay interest only of $122 per month for the next seven months. Commencing on February 1, 2012, payments for principal and interest are due in thirty equal consecutive payments of $561. A final balloon payment of $1,149 will be due and payable upon maturity. The note is secured by our property, including accounts receivable and inventory.  In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $13.29 per share, 141,083 shares of our common stock with a seven year life through May 15, 2018. A debt discount of $1,081 was recorded related to these warrants and is being amortized over the term of the loan.

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

As of March 31, 2012, we were in default of a debt covenant on all of our secured notes payable which states that we must maintain at least 75% of the dollar value of worldwide cash with one or more banks located in the United States. We have received a waiver from the lender for the period through March 31, 2012. No adjustment was made for the default due to the waiver from the lender. As of May 11, 2012, we again complied with the covenant and the lender has not asserted any rights it might have with respect to our non-compliance during that period. We anticipate refinancing this facility but cannot provide assurance as to our success in doing so or the timing thereof.

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

Acquisition Liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Acquisition liabilities, current portion
Benchmark	$3,960	$3,960
WWB	3,290	1,427
ioko	1,543	1,482
Polymedia	1,818	1,779
DMP	2,184	1,434
Sezmi	20,923	6,870
	$33,718	$16,952

Acquisition liabilities, net of current
Benchmark	$1,671	$1,671
WWB	1,953	3,907
ioko	1,359	1,359
Polymedia	1,067	1,067
DMP	2,100	2,850
Sezmi	6,250	25,003
	$14,400	$35,857

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

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(14) Derivative Liabilities

In June 2008, the Financial Accounting Standards Board issued a new accounting standard. Under this standard, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception. The adoption required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus, we have determined that certain of our warrants which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly, effective on January 1, 2009, we were required to reclassify those warrants, at their fair value, into liabilities. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations. The difference between the amount the warrants were originally recorded in the financial statements and the fair value of the instruments on January 1, 2009 was considered a cumulative effect of a change in accounting principle and required an adjustment to the opening balance of retained earnings and a reduction in additional paid-in capital in the amount of $8,498 and $24,235, respectively. The derivative liability as of January 1, 2009 was $15,737. The common shares indexed to the derivative financial instruments used in the calculation of the fair value and recorded as liabilities at January 1, 2009, December 31, 2011 and March 31, 2012 were 5,806,230, 251,021 and 251,021, respectively. The number of shares for the determination of liability have been computed based on the effective exercise price used in the valuation. The actual number of common shares indexed to the warrants at January 1, 2009, December 31, 2011 and March 31, 2012 were 2,886,038, 251,021 and 251,021, respectively.

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

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of our common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of our common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

The following table summarizes the components of derivative liabilities as of March 31, 2012, December 31, 2011 and the re-measurement date, January 1, 2009:

	March 31, 2012	December 31, 2011	Re-measurement date January 1, 2009
Fair value of warrants with anti-dilution provisions	$(370)	$(557)	$(15,736)
Significant assumptions (or ranges):
Trading market values (1)	$7.20	$8.45	5.25
Term (years) (3)	1.10	1.35	$4.35 to 5.00
Volatility (1)	68.22%	57.00%	101.98%
Risk-free rate (2)	0.19%	0.25%	1.55%
Effective Exercise price (3)	$7.00	$7.00	$5.92

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term and the effective exercise price which is based on the stated exercise price adjusted for anti-dilution provisions.

The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three months ended March 31, 2012 and 2011 were $187 and $2,610, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(15) Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Accrued salaries and benefits	$15,727	$14,099
Assumed liabilities from Sezmi purchase	3,224	9,746
Other	2,547	2,849
	$21,498	$26,694

(16) Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3
Assets
Investments	$2,047	$-	$2,047	$-
Liabilities
Acquisition liabilities (see note 13)	$48,118	-	-	$48,118
Derivative liability (see note 14)	$370	-	-	$370

	Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Assets
Investments	$1,915	$-	$1,915	$-
Liabilities
Acquisition liabilities (see note 13)	$52,809	-	-	$52,809
Derivative liability (see note 14)	$557	-	-	$557

A reconciliation of the change in the carrying value of the level 3 acquisition liabilities is as follows:

Balance at January 1, 2012	$52,809
Payment of acquisition liabilities	(4,700)
Increase in earn out estimates and new acquisitions	9
Balance at March 31, 2012	$48,118

The amount of total gains or losses for the three months included in losses attributable to the change in unrealized gains or losses relating to liabilities still held at March 31, 2012

Included in statement of operations in Interest expense	$9

A reconciliation of the change in the carrying value of the level 3 derivative liability is as follows:

Balance at January 1, 2012	$557
Change in valuation	(187)
Balance at March 31, 2012	$370

The amount of total gains or losses for the three months included in losses attributable to the change in unrealized gains or losses relating to liabilities still held at March 31, 2012

Included in statement of operations in Derivative income	$187

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(17) Stock-Based Compensation

In December 2010, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 1,500,000 to an aggregate of 5,000,000 shares of common stock, subject to ratification by our stockholders. Subsequently, as a result of acquisition activity, our board of directors authorized at its meetings on March 5, 2011 and August 5, 2011 to amend and increase the number of shares which may be issued under the 2008 Incentive Plan to a new total of 9,500,000 shares of common stock. The holders of a majority of our outstanding shares of common stock approved the amendment to the 2008 Incentive Plan at the stockholders meeting held on October 21, 2011. The 2008 Incentive Plan had 546,275 shares of common stock available for future grants as of March 31, 2012. The 2004 Stock Option Plan has reserved 342,858 shares of common stock for issuance of which 262,858 shares of common stock were available for future grants as of March 31, 2012..

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

For the three months ended March 31, 2012 and 2011, the Company recognized $7,303 and $2,027, respectively, of non-cash stock-based compensation expense in the consolidated statements of operations. Included in the 2012 amount of $7,303, is $1,451 for restricted stock units, $980 for restricted stock, $685 for stock issued as compensation, $1,318 for compensation accrued for which stock is to be issued in 2012 and $341 for director’s compensation accrued and to be paid in stock options. Included in the 2011 amount of $2,027, is $238 for restricted stock units and $170 for restricted stock. Also included in non-cash stock-based compensation are warrants to purchase 34,286 shares of common stock with an exercise price of $4.655 issued on March 30, 2008, that vest over three years from the issue date with $12 recognized in the three months ended March 31, 2011. As of March 31, 2011, all of these warrants were vested. The intrinsic value as of March 31, 2012 and December 31, 2011 of these outstanding and exercisable warrants was $87 and $130, respectively.

As of March 31, 2012, there was approximately $24,833 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.7 years. As of December 31, 2011, there was approximately $26,513 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.8 years.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Expected life (in years)	3.99	4.00
Risk-free interest rate	0.59%	1.64%
Volatility	99.26%	78.11%
Dividend yield	0	0

In 2012 and 2011, we estimated the expected term of stock options using historical exercise experience and used a forfeiture rate of 25% for employees and 0% for officers and directors.

A summary of the status of stock option awards and changes during the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2011	6,415,669	9.90
Granted	446,371	11.60
Exercised	(63,280)	7.63
Cancelled, expired, or forfeited	(405,007)	11.37
Outstanding at March 31, 2012	6,393,753	9.95	3.72	$0
Exercisable at March 31, 2012	2,581,492	9.41	3.36	$0

The weighted-average grant-date fair value of option awards granted during the three months ended March 31, 2012 was $7.54.

(18) Stock Issuances

During the quarter ended March 31, 2012, we issued 1,100,189 shares of common stock. Of this amount, we issued 767,539 shares related to the acquisition of Sezmi, 4,500 shares for services, 264,867 shares for restricted stock and 63,283 shares for the exercise of options with proceeds of $483.

As of March 31, 2012, the outstanding warrants (excluding the warrants included in the derivative liability of 251,021 and stock-based compensation of 34,286) were 1,122,960 with a weighted average exercise price of $21.24. As of December 31, 2011, the outstanding warrants (excluding the warrants included in the derivative liability of 251,021 and stock-based compensation of 34,286) were 1,361,935 with a weighted average exercise price of $24.21.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(19) Restructuring Charges

In the first quarter of 2010, management approved restructuring plans for entities acquired in the fourth quarter of 2009 which included a workforce reduction, reduction in costs related to excess and vacated facilities under non-cancelable leases and settlement of contracts. We expect to make the remaining facility closing costs and contract settlement payments in 2012.

The following table summarizes the restructuring charges for the year ended December 31, 2011 and the three months ended March 31, 2012, for the plan approved in the first quarter 2010:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2010	$1,212	$13	$518	$1,743
Additions	-	-	34	34
Reversal	(654)	-	-	(654)
Cash payments	(558)	(8)	(337)	(903)
Balance as of December 31, 2011	$-	$5	$215	$220
Additions	-	-	-	-
Reversal	-	-	-	-
Cash payments	-	(2)	(54)	(56)
Balance as of March 31, 2012	$-	$3	$161	$164

The accrued restructuring of $164 is included in accrued expenses in the consolidated balance sheets as of March 31, 2012.

In the first quarter of 2011, management approved a companywide restructuring plan related to a workforce reduction. Payments against this plan were completed in 2011.

The following table summarizes the restructuring charges:

Three months ended
March 31, 2011
Employee termination costs	$3,318
Contract settlements	-
Facility closing costs	-
Total restructuring charges	$3,318

(20) Integration Expenses

The Company has recorded integration charges related to the cost overlap due to the reorganization and integration of acquisitions of $8,688 for the three ended March 31, 2011. Integration expenses include one-time expenses for integrating acquired businesses together and eliminating duplication and inefficiencies. This includes rationalizing hosting and delivery infrastructure (data center consolidation, related hardware purchases, trunk T1 and T3 purchases and combinations, etc.) to merging software platforms and physical plant/office combination. These expenses include directly allocable staff time, travel and associated charges related to executing these integration initiatives. These expenses are almost without exception cash-based.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(21) Segment Reporting

We have presented operating segments in the past for Digital Media Solutions and Professional Services but since Professional services represents less than 5% of total assets and total revenues and this segment continues to decrease, we are not presenting financial information for operating segments.

The following table provides revenue and assets by major geographical location.

	Three months ended
	March 31,
	2012	2011
Revenue:
EMEA	$33,836	$17,272
AsiaPac	8,660	8,678
Americas	16,534	8,500
Total revenue	$59,030	$34,450

	March 31,	December 31,
	2012	2011
Assets:
EMEA	$91,723	$92,666
AsiaPac	9,766	10,344
Americas	29,853	28,012
Corporate	355,854	367,158
Total assets	$487,196	$498,180

In the assets listed above, Corporate includes all intangible assets and goodwill.

(22) Related Party Transactions

The managerial services of Kaleil Isaza Tuzman, our former Chairman and Chief Executive Officer, and other non-executive personnel, were provided through KIT Capital, which is beneficially controlled by Mr. Isaza Tuzman. The total amount included in our results of operations in the three months ended March 31, 2012 and 2011 were $79 and $97, respectively.

(23) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate of 1.2% for the three months ended March 31, 2012 and 2.3% for the year ended December 31, 2011. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings, losses and tax planning.

We are not currently under examination by any taxing authorities.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(24) Subsequent Events

On April 12, 2012, our Board of Directors accepted the April 11, 2012 resignation of Kaleil Isaza Tuzman, as Chairman and a member of our Board of Directors.

On April 21, 2012, we signed a definitive agreement to acquire Hyro Limited ("Hyro") for consideration of approximately 2,100,000 shares of our common stock or cash, at our option. The closing of the transaction is subject to Hyro’s shareholder approval at the Hyro Annual General Meeting in the first week of June 2012. Hyro, a public company listed on the Australian Stock Exchange with headquarters in Melbourne, Australia, is a digital solutions company that provides enterprise grade technology, systems integration, software and managed services solutions.

On May 4, 2012, Barak Bar-Cohen, our Chief Executive Officer, was elected to our Board of Directors.

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

Subsequent to the quarter ended March 31, 2012, we experienced a decline in our stock price and market capitalization. If our stock price does not recover in the near term, this may result in an interim test of impairment of our goodwill.

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us” or “our”), for the three months ended March 31, 2012 and 2011. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations - Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. Consolidated revenue increased by $24,580 from $34,450 for the three months ended March 31, 2011 to $59,030 for the three months ended March 31, 2012, an increase of 71%. This increase was primarily due to increased spending by existing customers, an increase in customers and revenue from the acquired companies not included in prior period results. In 2012, our average monthly revenue per client increased, reflecting the company’s focus on higher-end opportunities in the market and large, multi-year contracts in emerging geographies. The company’s client base has increased from 1,000 customers in the beginning of 2010 to over 2,300 customers at present. The acquisitions which were the primary contributors to inorganic growth in 2012 over 2011 were Ioko, Megahertz and Polymedia.

Variable and Direct Third Party Costs

Cost of Goods and Services (Exclusive of Depreciation shown separately below). These costs increased by $9,025 from $10,747 for the three months ended March 31, 2011 to $19,772 for the three months ended March 31, 2012, a increase of 84%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase is primarily due to the timing of the sale of services for the supply of digital media solutions, services and components in the three months ended March 31, 2012. These costs will increase in 2012 due to the increase in the sale of services for the supply of digital media solutions, services and components, but overall our total gross margin is expected to increase or remain stable due to our overall revenue mix.

Hosting, Delivery, Reporting and Content Costs. These costs increased by $2,072 from $1,362 for the three months ended March 31, 2011 to $3,434 for the three months ended March 31, 2012, an increase of 152%. These costs increased primarily due to the increase in revenue over 2011 and costs relating to the acquisition of ioko in May 2011 for hosting, delivery and reporting offset by the decrease of $147 for the reduction of the use of content in integrated sales activity and therefore the subsequent reduction in usage and the level of minimum guarantees paid for content. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

Direct Third Party Creative Production Costs. Direct third party creative production costs decreased by $252 from $365 for the three months ended March 31, 2011 to $617 for the three months ended March 31, 2012, a increase of 69% attributable to a decrease in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $29,960 from $12,307 for the three months ended March 31, 2011 to $42,267 for the three months ended March 31, 2012, an increase of 243%.  The increase was primarily due to the acquisitions in 2011, which was offset in part by continuing cost cutting measures as we integrated the acquired businesses and some of these costs were included in integration expenses. The non-cash stock-based compensation expense increased by $5,276, from $2,027 for the three months ended March 31, 2011 to $7,303 for the three months ended March 31, 2012 primarily due to the increase in stock options granted in 2011 and 2012, $1,318 accrued in 2012 for compensation to be issued in stock and $2,431 for restricted stock units and restricted stock vested in 2012.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $550 from $637 for the three months ended March 31, 2011 to $7,031 for the three months ended March 31, 2012, an increase of 86%. These costs increased primarily due to increases in accounting and audit fees combined with an overall increase in these expenses from the acquisitions. We expect these absolute costs to remain materially the same or decrease slightly and continue to decrease as a percentage of revenue due to an overall strategy to maintain these overall costs by negotiation of consulting agreements.

Office, Marketing and Other Corporate Costs. These expenses increased by $3,040 from $3,991 for the three months ended March 31, 2011 to $7,031 for the three months ended March 31, 2012, an increase of 76%.  The increase was primarily due to the acquisitions which increased our number of offices and overall office costs. We expect these costs as a percentage of revenue to decrease in 2021 as we consolidate office space and manage our office costs through cost-cutting policies and negotiations with vendors.

Merger and Acquisition Related Expenses. Merger and acquisition related expenses decreased by $760 from $5,250 for the three months ended March 31, 2011 to $4,490 for the three months ended March 31, 2012, a decrease of 14%. The decrease was primarily due to the significant acquisitions in the three months ended March 31, 2011 as compared to none in the three months ended March 31, 2012. We expect these costs to continue to decrease substantially going forward due to the completion of these acquisitions.

Depreciation and Amortization. Depreciation and amortization expense increased by $1,787 from $2,434 for the three months ended March 31, 2011 to $4,221 for the three months ended March 31, 2012, an increase of 73%. The increase was primarily due to the acquisitions in 2011. We expect these costs to remain relatively stable for the rest of 2012.

Restructuring Charges. Restructuring charges was $3,318 for the three months ended March 31, 2011. These charges reflect the 2011 plan that was initiated in the first quarter of 2011. There were no restructuring charges in the three months ended March 31, 2012.

Integration Expenses. Integration expenses was $8,688 for the three months ended March 31, 2011. There were no integration charges for the three months ended March 31, 2012. Integration expenses in 2011 consisted of cost overlap due to the integration of acquisitions. These costs have been completed now as a result of the acquired businesses being integrated.

Interest Income.  Interest income decreased by $19 from $72 for the three months ended March 31, 2011 to $53 for the three months ended March 31, 2012. This increase was primarily due to the fluctuation in the level of our cash and cash equivalents.

Interest Expense. Interest expense increased by $420 from $270 for the three months ended March 31, 2011 to $690 for the three months ended March 31, 2012, an increase of 156%. This increase was mainly due to the issuance of secured notes in May 2011.

Amortization of Deferred Financing Costs and Debt Discount. Amortization of deferred financing costs and debt discount was $104 for the three months ended March 31, 2012 and $19 for the three months ended March 31, 2011. These costs resulted from the issuance of secured notes payable of $5,000 in April 2010, $1,000 in June 2010 and $15,000 in May 2011.

Derivative Income (Expense). Derivative income was $2,610 for the three months ended March 31, 2011 as compared to derivative income of $187 for the three months ended March 31, 2012. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

 Other Income/(Expense). Other income/(expense) changed by $172 from $106 in other expense for the three months ended March 31, 2011 to other expense of $278 for the three months ended March 31, 2012.

Net Loss Available to Common Shareholders. As a result of the factors described above, we reported net loss available to common shareholders of $24,882 for the three months ended March 31, 2012 compared to a net loss available to common shareholders of $12,501 for the three months ended March 31, 2011, an increase in net loss of $12,381.

 Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $26,099 and working capital of approximately $38,463. Management anticipates that it has enough cash reserves and cash flows from its operating activities, with the addition of the capital expected from the closing of our May 15, 2012 agreement below, to be sufficient to fund its operations, anticipated capital expenditures and debt repayment obligations for at least the next 12 months.

On May 15, 2012, we entered into a definitive securities purchase agreement with certain institutional investors to sell 7,000,000 shares of our common stock and warrants to purchase 5,250,000 shares of common stock in a private placement. Gross proceeds of the financing are $29,190, before deducting placement agent fees and estimated offering expenses, and assuming no exercise of the warrants. The warrants will be exercisable at an exercise price of $5.00 per share commencing on the six-month anniversary of the closing date and expiring five years after the date on which they become exercisable. The warrant exercise price is subject to adjustment under certain circumstances and the warrant contains "full-ratchet" anti-dilution provisions. In addition, we will be required to issue additional shares of common stock to the investors in the event that the price per share of the common stock is less than the price paid in the private placement during a specified period following the date on which the investors' securities have been registered for resale with the SEC. In connection with the private placement, we agreed to file a registration statement with the SEC for the resale of the shares of common stock and warrants issued pursuant to the securities purchase agreement.

As of March 31, 2012, we were in default of a debt covenant on all of our secured notes payable which states that we must maintain at least 75% of the dollar value of worldwide cash with one or more banks located in the United States. We have received a waiver from the lender for the period through March 31, 2012. No adjustment was made for the default due to the waiver from the lender. As of May 11, 2012, we again complied with the covenant and the lender has not asserted any rights it might have with respect to our non-compliance during that period. We anticipate refinancing this facility but cannot provide assurance as to our success in doing so or the timing thereof.

Our ability to meet our short and long-term liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors. See “Risks Related to Our Business” under Item 1A. Risk Factors in our 2011 Form 10-K for more detail. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. These projections include an increase in revenue, improved operating margins and significant decreases in costs related to the restructuring and integration of acquired companies.

Net cash used by operating activities was $11,785 for the three months ended March 31, 2012, compared to $9,065 for the three months ended March 31, 2011, an increase of $2,720. This was primarily due to the increases in general and administrative expenses related to the acquisitions in 2011.

Net cash used by investing activities was $5,749 for the three months ended March 31, 2012, compared to $23,378 for the three months ended March 31, 2011, an decrease in net cash used in investing activities of $17,629. The decrease in net cash used in investing activities was primarily attributable to the decrease in cash paid in acquisitions in 2012 of $16,912 as compared to 2011 offset by an increase in merger and acquisition expenses of $1,506..

Net cash used by financing activities was $2,434 for the three months ended March 31, 2012, compared to net cash provided by financing activities of $59 for the three months ended March 31, 2011. In 2012, this primarily consisted of the payments of secured notes of $958, the payments of notes payable of $1,650 related to the Sezmi acquisition, payments of capital leases and other obligations of $45 and proceeds from the exercise of options of $483. In 2011, this primarily consisted of the payments of secured notes of $264, payments of capital leases and other obligations of $184 and proceeds from the exercise of options of $389.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the United States Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Form 10-Q regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements.  These important factors include risks related to our history of net losses and accumulated deficits, integration of acquired businesses, future capital requirements, competition and technological advances, dependence on the market for digital advertising, and other factors that we identify in this Form 10-Q and in other filings we make with the SEC.  For additional factors that can affect these forward-looking statements, see the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2011.  You should read these factors and other cautionary statements made in this Form 10-Q as being applicable to all related forward-looking statements wherever they appear in the Form 10-Q.  Except to the extent required by federal securities laws, we do not assume any obligation to update any forward-looking statements made by us.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are still not effective with respect to the material weakness disclosed in our 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Status of Remediation Efforts

Prior to the filing date of our 10-Q we have undertaken or completed the following activities related to remediation of the Material Weakness disclosed in our 10-K filing. Items completed include:

•	Established an internal audit function and hired a Director of Internal Audit.
•	Hired a new Corporate Controller with extensive US GAAP and SEC experience.
•	Appointed a “Big-4” accounting/consulting firm to provide best practices and remediation assistance.
•	Selected HSBC as our global financial service provider to support our regional and corporate cash management and pooling functions.

Items undertaken and in progress include:

•	Aggressive recruiting and hiring of senior US GAAP trained finance personnel.
•	Planning and performing risk-based audits and walk-throughs of regional/local controls and procedures.
•	Updating and enhancing the documentation and training of regional/local finance personnel about US GAAP reporting and compliance.
•	Enhancing corporate reviews of material balances and estimates from regional/local offices.
•	Revising and updating SOX risk assessment and testing plan based on material weakness identified.

Management is committed to aggressively remediating and strengthening our internal controls in order to remediate the material weakness reported in our 10-K.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIT DIGITAL, INC.

Dated: May 15, 2012	By:	/s/ Barak Bar-Cohen
Barak Bar-Cohen
Chief Executive Officer (principal executive officer)

Dated: May 15, 2012	By:	/s/ Robin Smyth
Robin Smyth
Chief Financial Officer (principal financial and accounting officer)

