Form 10-Q
period 2012-06-30
KIT digital, Inc.
filed 2012-08-14
CIK 1076700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, there were 57,097,255 shares of the issuer’s common stock outstanding.

KIT digital, Inc.

All currency amounts are in thousands in this report. Share, per share and other numerical data are listed without abbreviation.

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	June 30, 2012	December 31, 2011 (A)
	(unaudited)	(As adjusted)
Assets:
Current assets:
Cash and cash equivalents	$30,562	$44,229
Restricted cash	5,346	238
Investments	1,015	1,915
Accounts receivable, net	42,924	56,672
Unbilled revenue	18,249	12,533
Inventory, net	1,488	1,336
Other receivable, current portion	1,690	2,756
Deferred tax assets, current portion	399	399
Other current assets	11,091	10,514
Current assets held for sale	-	20,938
Total current assets	112,764	151,530
Property and equipment, net	9,096	11,071
Other receivable, net of current	8,668	5,876
Deferred tax assets, net of current	611	600
Intangible assets	58,305	63,835
Goodwill	167,619	206,101
Long-term assets held for sale	-	34,168
Total assets	$357,063	$473,181

Liabilities and Stockholders' Equity:
Current liabilities:
Capital lease and other obligations, current portion	$127	$169
Secured notes payable, net of debt discount, current portion	7,298	6,406
Notes payable	-	2,525
Accounts payable	20,688	16,599
Accrued expenses	15,973	6,387
Deferred revenue	6,066	5,066
Income tax payable	1,718	1,410
Deferred tax liability, current portion	344	344
Acquisition liabilities, current portion	17,032	8,648
Derivative liability	28,388	557
Other current liabilities	27,702	25,546
Current liabilities held for sale	-	11,293
Total current liabilities	125,336	84,950
Capital lease and other obligations, net of current	70	91
Secured notes payable, net of current	8,088	11,868
Deferred tax liability, net of current	9,919	11,659
Acquisition liabilities, net of current	3,438	8,004
Long-term liabilities held for sale	-	2,939
Total liabilities	146,851	119,511

Equity:
Stockholders' equity:
Common stock, $0.0001 par value: authorized 150,000,000 shares; issued and outstanding 56,622,201 and 46,342,851, respectively	6	5
Additional paid-in capital	547,605	513,882
Accumulated deficit	(332,287)	(156,326)
Accumulated other comprehensive loss	(5,112)	(3,891)
Total stockholders' equity	210,212	353,670
Total liabilities and stockholders' equity	$357,063	$473,181

The Company has recasted its December 31, 2011 balance sheet as part of the Sezmi acquisition and certain assets and liabilities have been reclassified as part of Discontinued Operations. See Note 2.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

			As Adjusted
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$51,149	$44,952	$107,267	$75,739

Variable and direct third party costs:
Cost of goods and services (exclusive of depreciation shown separately below)	16,412	9,799	33,272	17,841
Hosting, delivery, reporting and content costs	3,114	2,650	6,203	3,883
Direct third party creative production costs	396	317	1,013	682
Total variable and direct third party costs	19,922	12,766	40,488	22,406

Gross profit	31,227	32,186	66,779	53,333

General and administrative expenses:
Compensation, travel and associated costs (including non-cash stock-based compensation of $8,254, $4,384, $15,557 and $6,410, respectively)	44,823	21,108	84,400	32,443
Legal, accounting, audit and other professional service fees	3,752	767	4,535	1,344
Office, marketing and other corporate costs	11,715	4,405	18,929	8,145
Merger and acquisition and investor relations (income) expenses	(2,241)	10,916	2,249	16,166
Depreciation and amortization	4,194	3,096	8,354	5,469
Restructuring charges	3,349	34	3,349	3,352
Integration expenses	-	9,710	-	18,398
Impairment of goodwill	55,718	-	55,718	-
Total general and administrative expenses	121,310	50,036	177,534	85,317

Loss from operations	(90,083)	(17,850)	(110,755)	(31,984)

Interest income	1	69	52	141
Interest expense	(1,203)	(383)	(1,892)	(636)
Amortization of deferred financing costs and debt discount	(104)	(76)	(208)	(94)
Derivative income (expense)	(3,173)	433	(2,986)	3,042
Other expense	(9,333)	(378)	(9,537)	(448)

Net loss before income taxes	(103,895)	(18,185)	(125,326)	(29,979)

Income tax benefit (expense)	1,319	(796)	1,259	(910)
Net loss from continuing operations	$(102,576)	$(18,981)	$(124,067)	$(30,889)

Loss from discontinued operations	(48,506)	(822)	(51,894)	(1,415)

Net loss	$(151,082)	$(19,803)	$(175,961)	$(32,304)

Basic and diluted net loss from continuing operations per common share	$(1.99)	$(0.47)	$(2.56)	$(0.81)
Basic and diluted net loss from discontinued operations per common share	(0.95)	(0.02)	(1.07)	(0.03)
Basic and diluted net loss per common share	$(2.94)	$(0.49)	$(3.63)	$(0.84)
Basic and diluted weighted average common shares outstanding	51,418,613	40,063,874	48,513,809	38,316,369

Comprehensive loss:
Net loss	$(151,082)	$(19,803)	$(175,961)	$(32,304)
Foreign currency translation	(2,571)	(934)	(1,022)	(76)
Change in unrealized gain on investments, net	(245)	7	(199)	56
Comprehensive loss:	$(153,898)	$(20,730)	$(177,182)	$(32,324)

The Company has adjusted prior year financials as part of Discontinued Operations. See Note 2.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in Thousands, Except Share Data)

(Unaudited)

	Common Stock	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance – December 31, 2011	46,342,851	$5	$513,882	$(156,326)	$(3,891)	$353,670
Issue of stock for exercise of stock options	63,283	—	483	—	—	483
Issue of stock to 3rd party investors in private placement	7,000,000	1	27,173	—	—	27,174
Issue of stock for acquisitions	2,717,530	—	15,273	—	—	15,273
Stock price reset provision related to the issuance of stock in private placement	—	—	(10,512)	—	—	(10,512)
Initial value of derivative liability	—	—	(14,333)	—	—	(14,333)
Issue of stock for compensation	416,848	—	3,495	—	—	3,495
Issue of stock for services	81,689	—	735	—	—	735
Issue of warrants for services	—	—	530	—	—	530
Stock-based compensation	—	—	10,879	—	—	10,879
Foreign currency translation adjustment	—	—	—	—	(1,022)	(1,022)
Fair market value adjustment for available for sale securities	—	—	—	—	(199)	(199)
Net loss	—	—	—	(175,961)	—	(175,961)
Balance – June 30, 2012	56,622,201	$6	$547,605	$(332,287)	$(5,112)	$210,212

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

		As Adjusted
(Unaudited)	Six months ended June 30, 2012	Six months ended June 30, 2011

Operating Activities:
Net loss	$(175,961)	$(32,304)
Adjustments to reconcile net loss to net cash used by operating activities:
Net loss from discontinued operations	51,894	1,415
Provision for doubtful accounts	7,029	131
Depreciation	2,875	2,780
Amortization of intangible assets	5,479	2,689
Amortization of deferred financing costs and debt discount	208	94
Loss on impairment of goodwill	55,718	-
Loss on impairment of notes receivable	6,474	-
Realized loss on investment	1,050	-
Loss on disposal of property plant and equipment	948	-
Derivative expense (income)	2,986	(3,042)
Less: merger and acquisition expenses	-	6,517
Non-cash stock based compensation	15,557	6,410
Non-cash warrants for services	530	1,559
Non-cash stock for services	50	-
Changes in assets and liabilities:
Accounts receivable	(800)	(2,904)
Unbilled revenue	(1,692)	523
Inventory	(149)	(268)
Other assets	(1,088)	(2,350)
Accounts payable	3,763	(37)
Accrued expenses	9,943	4,082
Income tax payable	300	(459)
Other liabilities	(2,133)	4,980
Total adjustments	158,942	22,120
Net cash used by operating activities- continuing operations	$(17,020)	$(10,184)
Net cash used by operating activities- discontinued operations	(8,116)	(1,075)
Net cash used by operating activities	$(25,136)	$(11,259)

Investing Activities:
Cash paid into investment	(149)	(307)
Cash paid in acquisitions	(5,810)	(120,591)
Cash received in acquisitions	-	16,860
Receipt of payment on notes receivable	-	877
Merger and acquisition expenses	-	(6,517)
Purchase of equipment	(1,824)	(2,266)
Net cash used by investing activities- Continuing operations	$(7,783)	$(111,944)
Net cash used by investing activities- Discontinued operations	(144)	(24)
Net cash used by investing activities	$(7,927)	$(111,968)

Financing Activities:
Proceeds from private placement, net	27,174	-
Proceeds from exercise of stock options	483	837
Payments made to restricted cash accounts and letters of credit	(3,495)	(143)
Proceeds from exercise of warrants	-	2,982
Proceeds from issuance of secured notes	-	15,000
Payments of secured notes	(2,889)	(751)
Repayments of notes payable	(2,225)	-
Payment on capital leases	(65)	(248)
Net cash from financing activities- Continuing operations	$18,983	$17,677
Net cash used by financing activities- Discontinued operations	-	84
Net cash from financing activities	$18,983	$17,761

Effect of exchange rate changes on cash	413	2,043

Net increase (decrease) in cash and cash equivalents	$(13,667)	$(103,423)
Cash and cash equivalents - beginning of period	44,229	140,585
Cash and cash equivalents - end of period	$30,562	$37,162

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$222	$439
Interest	$1,273	$660
Non-cash investing and financing activities:
Non-cash issuances of stock for acquisitions (2,717,530 and 7,582,056 shares issued, respectively)	$(15,273)	$(76,218)

The Company has adjusted prior year financials as part of Discontinued Operations. See Note 2.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(1) Nature of Business and Nature of Presentation

KIT digital, Inc. (“we,” “us,” “our,” the “Company” or “KIT digital”), through our operating subsidiaries, provides software solutions that enable our customers to manage and distribute video content through Internet websites, mobile and tablet devices and both closed network Internet Protocol television (“IPTV”) and over-the-top (“OTT”) connected television environments. Our core video asset management software suite, marketed under the “KIT Platform” brand (and “KIT Cosmos” and “KIT Cloud” sub-brands), includes online and mobile video players, ingestion and trans-coding for Internet and mobile connected devices, live and video-on-demand OTT and IPTV video serving, editing and content transformation, content meta-tagging, content localization and syndication, digital rights management, hosting, storage, content delivery and content syndication. We currently provide IP video solutions internationally through over 20 offices globally, including principal locations in Atlanta, Beijing, Boston, Chennai, Cologne, Delhi, Dubai, Ely (UK), Grenoble (France), London, Madrid, Melbourne (Australia), Mumbai, New York, Paris, Prague, San Francisco, Singapore, and Sydney. In support of our KIT Platform deployments, we provide systems integration, broadcast engineering services, content transformation services and integrated marketing services.

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

(2) Adjustments to prior period financials and discontinued operations.

Certain amounts have been reclassified to present the Company’s divesture of its Content Solutions Businesses and Sezmi business as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to KIT digital’s continuing operations. Information related to discontinued operations is included in Note 25 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

The Company has recasted its December 31, 2011 balance sheet as it relates to the purchase accounting of Sezmi as the Company has determined that projections and certain assumptions used in the establishment of the earn-out liability were inaccurate. Therefore, the Company has reduced the original recorded earn-out liability by reducing goodwill in the amount of $25,003 and has reduced the acquisition liability by the same amount.

(3) Recent Accounting Pronouncements

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

(4) Net income (loss) per share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options, warrants and restricted stock awards (“RSAs”).

The following table sets forth the components used in the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss from continuing operations	$(102,576)	$(18,981)	$(124,067)	$(30,889)
Loss from discontinued operations	(48,506)	(822)	(51,894)	(1,415)
Net loss	$(151,082)	$(19,803)	$(175,961)	$(32,304)
Denominator:
Denominator for basic net loss per common share	51,418,613	40,063,874	48,513,809	38,316,369
Effect of dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
RSAs	-	-	-	-
Denominator for diluted net income (loss) per common share	51,418,613	40,063,874	48,513,809	38,316,369
Basic net loss from continuing operations per common share	$(1.99)	$(0.47)	$(2.56)	$(0.81)
Basic net loss from discontinued operations per common share	(0.95)	(0.02)	(1.07)	(0.03)
Basic net loss per common share	$(2.94)	$(0.49)	$(3.63)	$(0.84)
Diluted net loss from continuing operations per common share	$(1.99)	$(0.47)	$(2.56)	$(0.81)
Diluted net loss from discontinued operations per common share	(0.95)	(0.02)	(1.07)	(0.03)
Diluted net loss per common share	$(2.94)	$(0.49)	$(3.63)	$(0.84)

All equivalent shares underlying stock options, warrants and RSAs were excluded from the calculation of diluted loss per share because we had net losses for all periods presented and therefore equivalent shares would have an anti-dilutive effect.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

Potentially dilutive shares excluded as a result of the effects being anti-dilutive were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	136,370	225,857	1,891,738	281,761
Warrants	77,860	1,013,974	141,971	1,359,444
RSAs	273,432	91,927	273,433	91,927
Total dilutive shares	487,662	1,331,758	2,307,142	1,733,132

(5) Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less when purchased to be cash and cash equivalents.  Cash and cash equivalents in financial institutions outside the United States as of June 30, 2012 was $5,333 and $24,379 for December 31, 2011.

(6) Fair Value of Financial Instruments

Fair value is the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting Standards Codification (“ASC”) Topic 820 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2). The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).

The assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy are Investments and Derivative Liabilities. Investments are measured using net asset value as a practical expedient (Level 2). See Note 15 for fair value hierarchy on the Derivative Liabilities.

(7) Accounts Receivable

Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expense when it is probable the accounts will not be recovered. The allowance for doubtful accounts as of June 30, 2012 and December 31, 2011 was $2,821 and $2,943, respectively.

(8) Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these balances. The amount held in foreign currencies as of June 30, 2012 and December 31, 2011 was $4,869 and $9,329, respectively. The amount of cash in excess of FDIC insured amounts as of June 30, 2012 and December 31, 2011, was $29,785 and $43,366, respectively.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the nature of our customers who are dispersed across many industries and geographic regions. As of June 30, 2012 and December 31, 2011, no customer accounted for 10% or more of our trade accounts receivable. As of the three and six months ended June 30, 2012 and for the three months ended June 30, 2011, no customer accounted for 10% or more of the revenue for the respective period. For the three months ended June 30, 2011, we had one customer who accounted for approximately 11% of our revenue for the quarter. We routinely assess the financial strength of customers and, based upon factors concerning credit risk, establish an allowance for doubtful accounts. We believe that accounts receivable credit risk exposure beyond such allowance is limited.

(9) Inventory

Inventory is valued at the lower of cost (first-in, first-out method) or market and is comprised of finished goods. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based primarily on product age in inventory and our estimated sales forecast, which is based on sales history and anticipated future demand. As of June 30, 2012 and December 31, 2011, our reserves for excess and obsolete inventory were $144 and $146, respectively.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

Goodwill
Balance as of December 31, 2011	$206, 101
Acquisitions- Hyro	15,390
Impairment charge of goodwill	(55,718)
Other adjustments, net	1,846
Balance as of June 30, 2012	$167,619

We evaluate the carrying value of our goodwill annually at the end of December and whenever events or circumstances make it more likely than not that an impairment may have occurred. Accounting standard on Goodwill and Other Intangible Assets prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. During the second quarter ended June 30, 2012, our market capitalization declined significantly. As this measure is our significant indicator of the fair value of our business unit, management considered this decline to be a triggering event, requiring us to perform an interim impairment analysis. As of June 30, 2012, we completed this interim analysis and our management has concluded that an impairment charge of $55,718 should be recognized. This is a noncash charge and has been recorded in the second quarter ended June 30, 2012. As of December 31, 2011, approximately $32,169 of goodwill was part of discontinued operations and is included in long-term assets held for sale. (See Note 25).

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

Intangible assets include the following:

	June 30, 2012
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	4.0	$15,862	$(7,472)	$8,390
Customer list	7.0	64,905	(15,687)	49,218
Trademarks	4.0	621	(561)	60
Other	2.0	1,363	(726)	637
Total		$82,751	$(24,446)	$58,305

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	December 31, 2011
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with determinable lives:
Software	4.0	$15,861	$(6,168)	$9,693
Customer list	7.0	64,905	(11,654)	53,251
Trademarks	3.5	621	(537)	84
Other	2.5	1,362	(555)	807
Total		$82,749	$(18,914)	$63,835

Amortization expense on intangible assets for the three months ended June 30, 2012 and 2011 were $2,735 and $1,403, respectively and for the six months ended June 30, 2012 and 2011 were $5,479 and $2,689 respectively. No impairment charges were recorded for the three and six months ended June 30, 2012 and 2011.

Estimated future annual amortization expense as of June 30, 2012 is as follows:

	Software	Customer List	Trademarks	Other	Total
2012	$1,304	$4,000	$8	$184	$5,496
2013	2,407	7,947	17	344	10,715
2014	2,121	7,921	17	110	10,169
2015	1,851	7,780	17	-	9,648
2016	706	7,196	1	-	7,903
Thereafter	-	14,374	-	-	14,374
Totals	$8,389	$49,218	$60	$638	$58,305

(11) Acquisitions

Hyro Acquisition

On June 22, 2012, the Company acquired certain technology assets through the purchase of stock of certain subsidiaries of Hyro Limited, an Australian technology company that delivers enterprise level online and mobile solutions to the telecommunications, broadcast, retail, finance and government sectors. These technology assets will be a part of KIT digital’s continued focus on video software and service offerings in the Asia-Pacific region and to further benefit our existing tier-one customer base. KIT digital has elected to pay consideration of $1,211 in cash and 1,838,134 shares of KIT digital common stock valued at $7,628, subject to adjustment under certain conditions. The number of shares of the Company’s common stock being paid as consideration to Hyro may be increased depending on the price of such common stock in the future, an acquisition liability of $6,461 has been recorded for this provision, See Note 14.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$3,107
Property and equipment	818
Purchased Software	151
Goodwill	15,390
Total assets acquired	19,466
Current liabilities	4,166
Net assets acquired	$15,300

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

(12) Other Receivables

	June 30, 2012	December 31, 2011
Loan receivable on sale of subsidiary, net of reserves	$2,158	$8,632
Other receivables	8,200	-
Total other receivables	10,358	8,632
Less: current	(1,690)	(2,756)
Other receivables, net of current	$8,668	$5,876

In December 2010, we lent $10,847 as part of the sale of subsidiary which matures on January 28, 2015 with payments commencing on February 28, 2011, due in forty-eight equal consecutive monthly payments of $226. The loan is secured by accounts receivable, cash and other assets of the business sold. As of June 30, 2012, the Company has approximately $2,158 remaining on the loan net of $6,474 in reserves. During the second quarter of 2012, the receivable went into default as the purchaser has failed to make certain payments. The Company is currently exploring its legal remedies and has recorded a reserve against this receivable during the three months ended June 30, 2012 of approximately $6,474.

During the three months ended June 30, 2012, the Company recorded a receivable of approximately $8,200 related to the sale of the Content Solutions business of which $1,690 is recorded in current assets. See Note 25.

(13) Secured Notes Payable

	June 30, 2012	December 31, 2011
April 2010 secured note payable for $5,000, net of discount of $55 and $84, respectively	$2,500	$3,388
June 2010 secured note payable for $1,000, net of discount of $9 and $13, respectively	565	740
May 2011 secured note payable for $15,000, net of discount of $683 and $854, respectively	12,321	14,146
	15,386	18,274
Less: current portion	(7,298)	(6,406)
Secured notes payable, net of current	$8,088	$11,868

In May 2011, we received $15,000 in gross proceeds from the issuance of a note to a third party investor, as called for in the negotiated structure of our acquisition of ioko, as a means of financing the additional accounts receivable acquired. Interest is payable monthly in advance at 13.6% per year and matures on July 1, 2014.  We paid total interest only of $187 for May and June 2011 and agreed to pay interest only of $122 per month for the next seven months. Commencing on February 1, 2012, payments for principal and interest are due in thirty equal consecutive payments of $561. A final balloon payment of $1,149 will be due and payable upon maturity. The note is secured by our property, including accounts receivable and inventory.  In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $13.29 per share, 141,083 shares of our common stock with a seven year term through May 15, 2018. A debt discount of $1,081 was recorded related to these warrants and is being amortized over the term of the loan.

In June 2010, we received $1,000 in gross proceeds from the issuance of a note to a third party investor. Interest is payable monthly in advance at 12.7% per year and matures on September 1, 2013. We paid interest only of $5 for June 2010 and agreed to pay interest only of $8 per month for the next nine months. Commencing on April 1, 2011 payments for principal and interest are due in thirty equal consecutive payments of $38. A final balloon payment of $108 will be due and payable upon maturity. The note is secured by the Company’s property, including accounts receivable and inventory. In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $13.76 per share, 8,480 shares of our common stock with a five year term through June 14, 2015. A debt discount of $27 was recorded related to these warrants and is being amortized over the term of the loan.

In April 2010, we received $5,000 in gross proceeds from the issuance of a note to a third party investor. Interest is payable monthly in advance at 12.7% per year and matures on July 1, 2013. We paid interest only of $22 for April 2010 and agreed to pay interest only of $42 per month for the next nine months. Commencing on February 1, 2011, payments for principal and interest are due in thirty equal consecutive payments of $188. A final balloon payment of $538 will be due and payable upon maturity. The note is secured by the Company’s property, including accounts receivable and inventory. In conjunction with the borrowing, we issued to the lender a warrant entitling it to purchase, for $14.24 per share, 40,976 shares of our common stock with a five year term through April 15, 2015. A debt discount of $183 was recorded related to these warrants and is being amortized over the term of the loan.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

As of June 30, 2012, we were in compliance with our debt covenants on all of our secured notes payable.

(14) Acquisition Liabilities

The fair value of the acquisition-related contingent consideration for potential earn-out and other payments was estimated based on the various revenue and gross margin thresholds in each purchase agreement. The varying potential earn-out amounts were then probability weighted and discounted to present value at the average rate of the weighted average cost of capital for each acquired company and the after-tax cost of debt. The potential earn-out payments must be recognized at their fair value, as of the acquisition date, and included as part of the total consideration transferred. The accounting standard requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value over the period reported in the statement of operations.

Acquisition Liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Acquisition liabilities, current portion
Benchmark	$4,047	$3,960
WWB	2,377	1,427
ioko	1,374	1,482
Polymedia	2,573	1,779
Hyro	6,461	-
Peerset	200	-
	$17,032	$8,648

Acquisition liabilities, net of current
Benchmark	$-	$1,671
WWB	2,421	3,907
ioko	-	1,359
Polymedia	1,017	1,067
	$3,438	$8,004

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

As part of the Hyro acquisition, the Company has recorded an acquisition liability in the amount of $6,461 as an estimate of the top-off provision, which is based on the minimum value per the Hyro SPA of $14,346 for the 1,838,134 shares granted as of June 30, 2012. This top-off provision will be due upon and calculated upon the date that the 1,838,134 shares issued are able to be sold under Rule 144 or a change of control. See Note 11.

(15) Derivative Liabilities

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

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

On May 15, 2012, the Company entered into a definitive Securities Purchase Agreement to raise $29,190 in gross proceeds, before deducting placement agents’ fees and other estimated offering expenses, in a private placement of (i) 7,000,000 shares of the Company’s common stock and (ii) warrants to purchase 5,250,000 shares of Common Stock (issued on May 17, 2012) with an effective strike price of $5.00. After deducting the fees of the placement agent and other estimated offering expenses, the net proceeds to the Company from the private placement were approximately $27,174.

During the six months ended June 30, 2012 and in conjunction with this share issuance, the Company record a liability of approximately $10,512 representing the estimated amount of additional shares to be granted as part of the stock price reset provision in the stock purchase agreement. This amount consists of approximately 2,588,408 shares and approximately $3,000 in cash to be paid on or about August 13, 2012. See Note 17 and 19.

The warrants issued as part of the Securities Purchase Agreement contain an embedded anti-dilution provision which is required to be carried as a derivative liability at fair value. On May 17, 2012, we recorded the fair value of $14,333 as a derivative liability and as a reduction in additional paid-in capital.

The Warrants were valued using a Monte Carlo simulation model. See Note 17 and 19.

In relation to the May 2008 warrants the actual number of common shares indexed to the warrants at December 31, 2011 and June 30, 2012 were 251,021 and 421,382, respectively. Upon the issuance of the shares in the May 2012 private placement at $4.17 per share, the anti-dilution provision in the May 2008 warrants was triggered and resulted in the reduction of the exercise price to $4.17 from $7.00 and an increase of 170,361 shares under these warrants.

In relation to the May 2012 warrants, the actual number of common shares indexed to the warrants at May 15, 2012 and June 30, 2012 were 5,250,000 and 5,250,000, respectively.

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

The following table summarizes the components of derivative liabilities as of June 30, 2012 and December 31, 2011 for the May 2008 warrants:

	June 30, 2012	December 31, 2011
Fair value of warrants with anti-dilution provisions	$(604)	$(557)
Significant assumptions (or ranges):
Trading market values (1)	$4.29	$8.45
Term (years) (3)	0.86	1.35
Volatility (1)	90.00%	57.00%
Risk-free rate (2)	0.27%	0.25%
Effective Exercise price (3)	$4.17	$7.00

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

The following table summarizes the components of derivative liabilities as of June 30, 2012 and the measurement date of May 17, 2012 for the May 2012 warrants:

	June 30, 2012	May 17, 2012
Fair value of warrants with anti-dilution provisions	$(17,273)	$(14,333)
Significant assumptions (or ranges):
Trading market values (1)	$4.29	$3.50
Term (years) (3)	5.38	5.50
Volatility (1)	90.00%	90.00%
Risk-free rate (2)	0.79%	0.78%
Effective Exercise price (3)	$5.00	$5.00

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values and the volatilities that are calculated thereupon are level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term and the effective exercise price which is based on the stated exercise price adjusted for anti-dilution provisions.

The effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the three months ended June 30, 2012 and 2011 were ($3,173) and $433, respectively. For the six months ended June 30, 2012 and 2011, effects on our income (expense) associated with changes in the fair values of our derivative financial instruments were ($2,986) and $3,042, respectively.

(16) Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Accrued salaries and benefits	$19,348	$13,827
Liabilities assumed and to be paid related to acquisitions	5,564	9,756
Other	2,790	1,963
	$27,702	$25,546

(17) Fair Value Measurement

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

	Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3
Liabilities
Acquisition liabilities (see note 14)	$20,470	-	-	$20,470
Derivative liability (see note 15 and 19)	$28,388	-	-	$28,388

	Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3
Assets
Investments	$1,352	-	1,352	$-

Liabilities
Acquisition liabilities (see note 14)	$16,652	-	-	$16,652
Derivative liability (see note 15 and 19)	$557	-	-	$557

A reconciliation of the change in the carrying value of the level 3 acquisition liabilities is as follows:

Balance at January 1, 2012	$16,652
Payment of acquisition liabilities	-
Increase in earn out estimates and new acquisitions	7,649
Decrease in earn out estimates and payments	(3,831)
Balance at June 30, 2012	$20,470

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

The amount of total gains or losses for the six months ended June 30, 2012 included in losses attributable to the change in unrealized gains or losses relating to liabilities still held at June 30, 2012:

Included in statement of operations in Interest expense	$164
Included in statement of operations in Merger and acquisition and investor relations	$(3,006)

A reconciliation of the change in the carrying value of the level 3 derivative liability is as follows:

Balance at January 1, 2012	$557
Initial valuation of May 2012 warrants (Note 19)	14,333
Valuation of May 2012 stock price reset provision	10,512
Change in valuation	2,986
Balance at June 30, 2012	$28,388

The amount of total gains or losses for the six months included in losses attributable to the change in unrealized gains or losses relating to liabilities still held at June 30, 2012:

Included in statement of operations in Derivative expense	$2,986

As of June 30, 2012 and December 31, 2012, the Company has approximately $1,015 and $563, respectively, of cost investments recorded on the balance sheet.

(18) Stock-Based Compensation

In December 2010, our board of directors voted unanimously to increase the number of shares which may be issued under the 2008 Incentive Plan by 1,500,000 to an aggregate of 5,000,000 shares of common stock, subject to ratification by our stockholders. Subsequently, as a result of acquisition activity, our board of directors authorized at its meetings on March 5, 2011 and August 5, 2011 to amend and increase the number of shares which may be issued under the 2008 Incentive Plan to a new total of 9,500,000 shares of common stock. The holders of a majority of our outstanding shares of common stock approved the amendment to the 2008 Incentive Plan at the stockholders meeting held on October 21, 2011. The 2008 Incentive Plan had 772,417 shares of common stock available for future grants as of June 30, 2012. The 2004 Stock Option Plan has reserved 342,858 shares of common stock for issuance of which 264,108 shares of common stock were available for future grants as of June 30, 2012.

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

As of June 30, 2012, there was approximately $17,732 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of approximately 2.6 years. As of December 31, 2011, there was approximately $26,513 of total unrecognized compensation cost related to unvested share-based compensation grants, which is expected to be amortized over a weighted-average period of 2.8 years.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Six months ended June 30, 2012	Six months ended June 30, 2011
Expected life (in years)	3.96	4.00
Risk-free interest rate	0.61%	1.52%
Volatility	102.77%	79.40%
Dividend yield	0	0

In 2012 and 2011, we estimated the expected term of stock options using historical exercise experience and used a forfeiture rate of 25% for employees and 0% for officers and directors.

A summary of the status of stock option awards and changes during the six months ended June 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2011	6,415,669	$9.90
Granted	703,857	9.36
Exercised	(63,283)	7.63
Cancelled, expired, or forfeited	(1,236,049)	10.82
Outstanding at June 30, 2012	5,820,194	9.67	3.47	$0
Exercisable at June 30, 2012	2,882,048	$9.36	3.16	$0

The weighted-average grant-date fair value of option awards granted during the six months ended June 30, 2012 was $6.19.

Restricted Stock Awards

The following table summarizes the different types of restricted stock awards granted:

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011

Restricted stock units ("RSUs") with time-based vesting conditions	204,423	-
Performance-contingent restricted stock units ("PCRSUs") with market-based vesting conditions	425,000	-
Restricted stock with vesting conditions	541,170	-
	1,170,593	-

RSUs, PCRSUs and restricted stock awards represent the right to receive one share of our common stock upon vesting. We have issued time-based restricted stock units (“RSUs”), performance and time-based RSUs, market-based PCRSUs, and restricted stock with vesting conditions. The time-based RSUs vest in 36 or 48 equal monthly installments based on continued employment. The performance and time-based RSUs vest in 48 equal monthly installments based on continued employment and our common stock 20-day volume weighted average stock price exceeds the grant date closing price by 115% for 50% of the grant and by 130% for 50% of the grant. Both of these performance targets were met before the end of October 2010. The PCRSUs vesting is generally determined based upon the common stock’s highest 90-Day VWAP attained over a series of vesting periods (each such period is three months in duration) over the term of the agreement or, in the event of a change in control of the company, the fair market value of our common stock on the effective date of the change in control. These performance targets have not been met as of the latest vesting period on June 30, 2012. No grants were made during the six months ended June 30, 2011.

	Restricted Stock	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,689,250	$7.05
Granted	1,170,593	6.54
Vested	(416,848)	8.05
Cancelled	(328,223)	10.53
Outstanding at June 30, 2012	2,114,772	$6.43

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

The total pre-tax intrinsic value of restricted stock awards granted during the six months ended June 30, 2012 was $11,915. The total fair value of restricted stock awards vested during the six months ended June 30, 2012 was $7,655. The grant-date fair value of each RSU and restricted stock is calculated based upon the Company’s closing stock price on the date of grant. The grant-date fair value of PCRSUs was calculated using the Monte-Carlo simulation model due to the market-based vesting conditions.

The fair value of each PCRSU is estimated on the date of grant using the Monte Carlo simulation model with the following assumptions included (1) 0.66% risk free rate, (2) estimated vesting period (3) expected stock price volatility of 85%, and (4) common stock price of the underlying share on the valuation date.

During the three months ended June 30, 2012 the Company recorded approximately $3,400 net, PCRSU expense related to terminations of certain executives.

(19) Stock Issuances

During the six months ended June 30, 2012, we issued 10,279,350 shares of common stock. Of this amount, we issued 7,000,000 shares in the May 2012 private placement described below, 1,838,134 shares related to the acquisition of Hyro, 879,396 shares related to the acquisition of Sezmi, 81,689 shares for services, 416,848 shares for restricted stock and 63,283 shares for the exercise of options with proceeds of $483.

As of June 30, 2012, the outstanding warrants (excluding the warrants included in the derivative liability of 5,671,382 were 1,017,167 with a weighted average exercise price of $10.84 As of December 31, 2011, the outstanding warrants (excluding the warrants included in the derivative liability of 251,021 and stock-based compensation of 34,286) were 1,361,935 with a weighted average exercise price of $24.21.

May 2012 Share Issuance

On May 15, 2012, the Company entered into a definitive Securities Purchase Agreement to raise $29,190 in gross proceeds, before deducting placement agents’ fees and other estimated offering expenses, in a private placement of (i) 7,000,000 shares of the Company’s common stock and (ii) warrants to purchase 5,250,000 shares of Common Stock (issued on May 17, 2012) with an effective strike price of $5.00. After deducting the fees of the placement agent and other estimated offering expenses, the net proceeds to the Company from the private placement were approximately $27,174.

During the six months ended June 30, 2012 and in conjunction with this share issuance, the Company recorded a liability of approximately $10,512 representing the estimated amount of additional shares to be granted as part of the stock price reset provision in the stock purchase agreement. This amount consists of approximately 2,588,408 shares and approximately $3,000 in cash to be paid on or about August 13, 2012. See Note 15 and 17.

The warrants issued as part of the Securities Purchase Agreement contain an embedded anti-dilution provision which is required to be carried as a derivative liability at fair value. On May 17, 2012, we recorded the fair value of $14,333 as a derivative liability and as a reduction in additional paid-in capital.

The Warrants were valued using a Monte Carlo simulation model at $14,333. See Note 15 and 17.

(20) Restructuring Charges

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

During the second quarter of 2012, management approved a restructuring plan to focus its resources to support its strategic and core assets, streamline its cost structure and move its headquarters to New York and reduce the staff at its former headquarters in Prague. As such, the Company recorded a restructuring charge of $3,349 during the three months ended June 30, 2012. The Company expects to complete this plan within 12 months from the end of the second quarter of 2012.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

The following table summarizes the restructuring accruals for the year ended December 31, 2011 and the six months ended June 30, 2012:

	Employee Termination Costs	Contract Settlements	Facility Closing Costs	Total
Balance as of December 31, 2010	$1,212	$13	$518	$1,743
Additions	3,973	-	34	4,007
Reversal	(654)	-	-	(654)
Cash payments	(4,531)	(8)	(337)	(4,876)
Balance as of December 31, 2011	$-	$5	$215	$220
Additions	3,349	-	-	3,349
Reversal	-	-	-	-
Cash payments	(587)	(5)	(134)	(726)
Balance as of June 30, 2012	$2,762	$-	$81	$2,843

The accrued restructuring of $220 and $2,843 were included in accrued expenses in the consolidated balance sheets as of December 31, 2011 and June 30, 2012, respectively.

The following table summarizes the restructuring charges:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Employee termination costs	$3,349	$-	$3,349	$3,318
Contract settlements	-	-	-	-
Facility closing costs	-	34	-	34
Total restructuring charges	$3,349	$34	$3,349	$3,352

(21) Integration Expenses

The Company has recorded integration charges related to the cost overlap due to the reorganization and integration of acquisitions of $9,710 and $18,398 for the three and six months ended June 30, 2011, respectively. Integration expenses includes expenses for integrating acquired businesses together and eliminating duplication and inefficiencies. This includes rationalizing hosting and delivery infrastructure (data center consolidation, related hardware purchases, trunk T1 and T3 purchases and combinations, etc.) to merging software platforms and physical plant/office combination. These expenses include directly allocable staff time, travel and associated charges related to executing these integration initiatives. These expenses are almost all without exception cash-based. No such expenses were recorded for the three months and six months ended June 30, 2012.

(22) Segment Reporting

We have presented operating segments in the past for Digital Media Solutions and Professional Services, but since Professional Services represents less than 5% of total assets and total revenues and this segment continues to decrease, we are not presenting financial information for operating segments.

The following table provides revenue and assets by major geographical location.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
EMEA	$29,235	$27,124	$59,999	$40,055
AsiaPac	8,746	8,579	17,659	17,986
Americas	13,168	9,249	29,609	17,698
Total revenue	$51,149	$44,952	$107,267	$75,739

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets:
EMEA	$177,215	$176,929
AsiaPac	28,449	10,344
Americas	65,027	122,989
Corporate	86,372	162,919
Total assets	$357,063	$473,181

In the assets listed above, Corporate includes all intangible assets and goodwill. Assets held for sale related to the divesture of Content Solutions has been included within the EMEA total assets for approximately $23,310 as of December 31, 2011. For the divesture of Sezmi assets held for sale of approximately $31,796 has been included within the Americas segments total assets as of December 31, 2011. See Note 25.

(23) Related Party Transactions

The managerial services of Kaleil Isaza Tuzman, our former Chairman and Chief Executive Officer, and other non-executive personnel, were provided through KIT Capital, which is beneficially controlled by Mr. Isaza Tuzman. The total amount included in our results of operations in the three months ended June 30, 2012 and 2011 were $0 and $97, respectively, and $53 and $97 for the six months ended June 30, 2012 and 2011, respectively. As of the end of the first quarter of 2012 and as part of the resignation of Mr. Isaza Tuzman on March 31, 2012 as Chief Executive Officer, we no longer use KIT Capital for managerial services.

(24) Income Taxes

Income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate of 9.9% for the six months ended June 30, 2012 and 2.3% for the six months ended June 30, 2011. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings, losses and tax planning. During the three and six months ended June 30, 2012, the Company recorded a tax benefit of approximately $1,319 and $1,259, respectively. This tax benefit is primarily driven by the reversal of deferred tax liabilities from acquisition related intangibles. During the three and six months ended June 30, 2011, the Company recorded a tax expense of approximately $796 and $910, respectively. Prior period’s tax expense relates to estimated tax payments for state and local.

We are not currently under examination by any taxing authorities.

(25) Discontinued Operations

During the second quarter of 2012, following the guidance established under “ASC 360, Impairment and Disposal of Long-Lived Assets”, the Company committed to a plan to sell its Content Solutions Businesses which includes Digital Media Productions and its Sezmi business.

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

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

During the second quarter of 2012, the Company decided to divest itself of the Content Solutions Businesses which include DMP, and therefore it has been recorded as discontinued operations. The Company has provided below the details of the components of the assets and liabilities held for sale as of December 31, 2011 for the Content Solutions Business. On June 26, 2012, the Company completed a sale of its Content Solutions Businesses to Netherlands-based Content Solutions International NV for $1,000 in cash and up to $18.8 million in earn-outs. Therefore, during the second quarter of 2012, the Company recorded a loss from disposal of approximately $15,462 and has provided a breakout of the loss from discontinued operations for the Content Solutions Businesses for the three and six months ended June 30, 2012 and 2011.

Sezmi Acquisition

On December 30, 2011, we acquired substantially all the assets and assumed certain liabilities of Sezmi Corporation (“Sezmi”), a Delaware corporation, pursuant to an Asset Purchase Agreement dated as of December 30, 2011. Headquartered in Belmont, CA, Sezmi is a leading global provider of broadband-broadcast hybrid TV solutions. Sezmi employs a cloud-based software-as-a-service model and its target customers are service operators, such as telecommunication companies and Internet service providers, as well as content providers who desire to provide licensed or owned video content to subscribers across mobile and Internet protocol (IP)-connected home entertainment devices. Total consideration was $7,850 in cash, the assumption of $16,525 in liabilities, $2,625 owed to the shareholders of Sezmi which will be issued in shares and held in escrow for a period of up to 12 months following the closing date. The excess of the aggregate cost of the acquisition over the net estimated fair value of the tangible and identifiable intangible assets and liabilities assumed was recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$138
Property and equipment	400
Software	1,000
Goodwill	27,108
Total assets acquired	28,646

Current liabilities	1,646

Net assets acquired	$27,000

During the second quarter of 2012, the Company decided to divest itself of Sezmi and therefore it has been recorded as discontinued operations. The Company has provided below the details of the components of the assets and liabilities held for sale as of December 31, 2011 for Sezmi. On June 26, 2012, the Company completed the sale of Sezmi to Total Media for $2,950 to be paid in cash and has recorded a corresponding receivable as of June 30, 2012 which was subsequently received. Due to the divesture of Sezmi during the second quarter of 2012, the Company recorded a loss from disposal of approximately $28,578 and has provided a breakout of the loss from discontinued operations for the Sezmi business for the three and six months ended June 30, 2012 and 2011.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

Assets and Liabilities of Discontinued Operations

At June 30, 2012, the assets of Sezmi and Content Solutions are presented separately on our consolidated balance sheet. The components of the assets of discontinued operations are as follows (in thousands):

	Discontinued Operations	Discontinued Operations for December 31, 2011
	June 30, 2012	Content Solutions	SEZMI	Total
	(unaudited)
Assets held for sale:
Cash and cash equivalents	$-	$1,432	$-	$1,432
Accounts receivable, net	-	14,010	3,288	17,298
Unbilled revenue	-	1,366	-	1,366
Inventory, net	-	2	-	2
Other current assets	-	840	-	840
Current assets held for sale	-	17,650	3,288	20,938

Property and equipment, net	-	599	400	999
Intangible assets	-	-	1,000	1,000
Goodwill	-	5,061	27,108	32,169
Long-term assets held for sale	$-	$5,660	$28,508	$34,168

Liabilities for sale:
Capital lease and other obligations, current portion	$-	$3	$-	$3
Accounts payable	-	1,645	-	1,645
Accrued expenses	-	376	-	376
Deferred revenue	-	18	-	18
Other current liabilities	-	2,381	6,870	9,251
Current liabilities held for sale	-	4,423	6,870	11,293

Other long-term liabilities	-	2,939	-	2,939
Long-term liabilities held for sale	$-	$2,939	$-	$2,939

Results of Discontinued Operations

As Sezmi and Content Solutions represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the consolidated statements of operations. Net revenues and (loss) from discontinued operations, net of tax, for the three months ended June 30, 2012 and 2011, and for the six months ended June 30, 2012 and 2011, respectively, are as follows (in thousands):

Discontinued Operations- Sezmi
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$109	$-	$203	$-
Net loss from operations	(4,310)	-	(7,880)	-
Loss from Disposal	(28,578)	-	(28,578)	-
Loss before provision for taxes from discontinued operations	(32,888)	-	(36,458)	-
Provision for income taxes	-	-	-	-
Net loss from discontinued operations	$(32,888)	$-	$(36,458)	$-

Discontinued Operations- Content Solutions
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$1,333	$3,236	$4,152	$6,899

Net income (loss) from operations	(156)	(822)	26	(1,415)
Loss from Disposal	(15,462)	-	(15,462)	-
Loss before provision for taxes from discontinued operations	(15,618)	(822)	(15,436)	(1,415)
Provision for income taxes	-	-		-
Net loss from discontinued operations	$(15,618)	$(822)	$(15,436)	$(1,415)

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

Discontinued Operations- Total
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$1,442	$3,236	$4,355	$6,899

Net loss from operations	(4,466)	(822)	(7,854)	(1,415)
Loss from Disposal	(44,040)	-	(44,040)	-
Loss before provision for taxes from discontinued operations	(48,506)	(822)	(51,894)	(1,415)
Provision for income taxes	-	-	-	-
Net loss from discontinued operations	$(48,506)	$(822)	$(51,894)	$(1,415)

(26) Legal Matters

Other than as set forth below, we are not a party to any pending legal proceeding nor is our property the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business.

In December 2007, two former consultants of ROO Media Corporation (ROO Media) (currently KIT Media Corporation) sued that entity together with ROO Group, Inc. (now KIT digital, Inc.) and its founder and former Vice Chairman and ROO Media’s former President and Chief Operating Officer in New York Supreme Court, New York County, New York, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. In March 2009, the court dismissed all of plaintiffs’ claims except their breach of contract claim on the grounds that it is based on an alleged oral agreement, which, according to the court, plaintiffs may be able to prove. In July 2011, following the completion of discovery, defendants made a motion for summary judgment dismissing the remaining claim in the case. By decision and order dated July 2, 2012, the court denied defendants’ motion. Trial was scheduled for July 23, 2012 but was adjourned to October 9, 2012. On August 9, 2012, defendants filed a motion for leave to reargue the court’s denial of their summary judgment motion, and oral argument on such motion has been scheduled for August 24, 2012. We believe that there is no merit to this suit and we intend to continue to defend vigorously.

In November 2007, our wholly-owned subsidiary, ROO HD, Inc., now KIT HD, Inc. (“KIT HD”), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc., in New York Supreme Court, Saratoga County, New York. The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”), purportedly on behalf of themselves and “others similarly situated,” claims that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that KIT HD is the alter-ego of Wurld. Plaintiffs seek the appointment of a receiver to take charge of our property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount. KIT HD filed its answer to the complaint in January 2008. In December 2009, plaintiffs served an amended complaint, dropping the class action allegations and joined by 15 additional former employees of Wurld, added us as a defendants and purport to seek to enforce judgments plaintiffs had obtained against Wurld as the result of an arbitration against Wurld in March 2009. In February 2010, we and KIT HD answered the amended complaint, and the case is currently in discovery. We believe that the suit is without merit, and we and KIT HD intend to defend ourselves vigorously.

In May 2009, a former employee of Wurld filed suit against ten shareholders of Wurld, Wurld, ROO HD (now KIT HD), and ROO Group, Inc. (now KIT digital, Inc.), in New York Supreme Court, Albany County, New York. Plaintiff seeks to hold the ten largest shareholders of Wurld liable under Business Corporation Law §630, for $100 in wages that Wurld allegedly failed to pay plaintiff. She further asserts a variety of claims based on the allegation that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance, and that KIT HD is the successor to Wurld and liable for Wurld’s debts. Based on these allegations, plaintiff seeks payment of her wages, the (unspecified) fair market value of her shares of stock in Wurld, rescission of the asset purchase agreement between Wurld and KIT HD, plus attorney’s fees. In October 2009, the court dismissed plaintiff's claims against three shareholder/defendants on the grounds that BCL §630 does not apply to Wurld because it is not a New York corporation, a decision that plaintiff unsuccessfully appealed. Consequently, all of plaintiff’s claims against the Wurld shareholder defendants are, or will be, finally dismissed; and this case should move into the discovery phase with respect to plaintiff’s claims against us and KIT HD. We and KIT HD have been served and answered. We believe that this lawsuit is without merit and we intend to defend ourselves vigorously.

KIT DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

On May 29, 2012, McHardy, a shareholder, filed a purported securities class action complaint against the Company and certain former executive officers alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with purchases of our common stock between November 8, 2011 and May 3, 2012.  The complaint alleges, among other things, that certain prior statements regarding the Company’s past and expected future results of operations were false and misleading. We believe that this lawsuit is without merit and we intend to defend ourselves vigorously.

On July 13, 2012, Stephen Conrad, through Pershing LLC, a shareholder, filed a purported shareholder derivative complaint against the Company and certain current and former Board members and executive officers alleging breaches of fiduciary duties and other misconduct from November 8, 2011 to the present that have caused substantial losses and damages to the Company.  We believe that this lawsuit is without merit and we intend to defend ourselves vigorously.

On July 18, 2012, Venkata, a shareholder, filed a purported shareholder derivative complaint against the Company and certain current and former Board members and executive officers alleging breaches of fiduciary duties and in connection with prior statements regarding the Company’s past and expected future results of operations from November 8, 2011 to the present that have caused substantial losses and damages to the Company.  We believe that this lawsuit is without merit and we intend to defend ourselves vigorously.

The Company and its former chairman and chief executive officer have been responding to SEC subpoenas seeking, in general, documents related to June 2010 transactions in Company common stock and a related Form 4 filing by our former chairman and chief executive officer that reported a purchase of 54,745 shares of Company common stock, as well as certain emails that may have been deleted from his computer but were maintained in the Company’s system.  We are cooperating with the SEC in its investigation, however, we cannot be certain of the scope or outcome of the investigation.  Also, we have disagreements with our former chairman and chief executive officer concerning amounts purportedly owed him under arrangements entered into prior to his departure from those roles earlier this year.  It is uncertain whether those disagreements will be resolved or whether litigation may be filed.

The Audit Committee of our Board of Directors has retained independent professional advisors in connection with an investigation it is directing in respect of certain transactions that gave rise to impairments that have been taken by the Company as well as some of the foregoing issues.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Thousands, Except Share and Per Share Data)

Overview

Through our operating subsidiaries, we are in the business of providing software solutions that enable our customers to manage and distribute video content through Internet websites, mobile and tablet devices and both closed network Internet Protocol television (“IPTV”) and over-the-top (“OTT”) connected television environments. Our core video asset management software suite, marketed under the “KIT Platform” brand (and “KIT Cosmos” and “KIT Cloud” sub-brands), includes online and mobile video players, ingestion and trans-coding for Internet and mobile connected devices, live and video-on-demand OTT and IPTV video serving, editing and content transformation, content meta-tagging, content localization and syndication, digital rights management, hosting, storage, content delivery and content syndication. We currently provide IP video solutions internationally through over 20 offices globally, including principal locations in Atlanta, Beijing, Boston, Chennai, Cologne, Delhi, Dubai, Ely (UK), Grenoble (France), London, Madrid, Melbourne (Australia), Mumbai, New York, Paris, Prague, San Francisco, Singapore, and Sydney. In support of our KIT Platform deployments, we provide systems integration, broadcast engineering services, content transformation services and integrated marketing services.

Set forth below is a discussion of the financial condition and results of operations of KIT digital, Inc. and its consolidated subsidiaries (collectively, “we,” “us” or “our”), for the three and six months ended June 30, 2012 and 2011. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

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

Multiple-Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of hardware components, software and services and make up less than 10% of our revenue arrangements. For our multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in our control. Based on the new accounting guidance adopted July 1, 2010 and applied retrospectively to January 1, 2010, revenue is then allocated to each unit of accounting based on the estimated selling price determined using a hierarchy of evidence based first on Vendor-Specific Objective Evidence (“VSOE”) if it exists, based next on Third-Party Evidence (“TPE”) if VSOE does not exist, and finally, if both VSOE and TPE do not exist, based on best estimate of selling price (“BESP”). The general timing of the delivery of components and performance of services within our multiple-element arrangements are completed within three to six months of commencement. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would impact recognized revenue.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the creditworthiness of customers and related aging of past due balances. The allowance for doubtful accounts as of June 30, 2012 and December 31, 2011 was $2,821 and $2,943, respectively. Charges for bad debts recorded on the statement of operations for the three and six months ended June 30, 2012 was $5,067 and $7,027, respectively. Included in the three months June 30, 2012, the Company recorded a write-off for approximately $6,490 related to certain receivables the Company has determined are no longer collectible. For the three and six months June 30, 2011, bad debt expense was $250 and $1,255, respectively. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers to make their required payments, which would have an adverse effect on cash flows and our results of operations.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. During the second quarter ended June 30, 2012, our market capitalization declined significantly. As this measure is our significant indicator of the fair value of our business unit, management considered this decline to be a triggering event, requiring us to perform an interim impairment analysis. As of June 30, 2012, we completed this interim analysis and our management has concluded that an impairment charge of $55,718 should be recognized. This is a noncash charge and has been recorded in the second quarter ended June 30, 2012. As of December 31, 2011, approximately $32,169 of goodwill was part of discontinued operations and is included in long-term assets held for sale

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the fair value of the reporting units.

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

Results of Operations - Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue. Consolidated revenue increased by $6,197 from $44,952 for the three months ended June 30, 2011 to $51,149 for the three months ended June 30, 2012, an increase of approximately 14%. This increase was primarily due to increased spending by existing customers, an increase in customers and revenue from the acquired companies not included in prior period results. In 2012, our average monthly revenue per client increased, reflecting the company’s focus on higher-end opportunities in the market and large, multi-year contracts in emerging geographies. The primary contributors to inorganic growth in 2012 over 2011 were the acquisitions of ioko, Megahertz and Polymedia.

Variable and Direct Third Party Costs

Cost of Goods and Services (Exclusive of Depreciation shown separately below). These costs increased by $6,613 from $9,799 for the three months ended June 30, 2011 to $16,412 for the three months ended June 30, 2012, an increase of approximately 67%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase was primarily due to the timing of the sale of services for the supply of digital media solutions, services and components in the three months ended June 30, 2012. These costs will increase in 2012 due to the increase in the sale of services for the supply of digital media solutions, services and components..

Hosting, Delivery, Reporting and Content Costs. These costs increased by $464 from $2,650 for the three months ended June 30, 2011 to $3,114 for the three months ended June 30, 2012, an increase of approximately 18%. These costs increased primarily due to the increase in revenue over 2011 and costs relating to the acquisition of ioko in May 2011 for hosting, delivery and reporting. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

Direct Third Party Creative Production Costs. Direct third party creative production costs increased by $79 from $317 for the three months ended June 30, 2011 to $396 for the three months ended June 30, 2012, an increase of 25% attributable to an increase in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $23,715 from $21,108 for the three months ended June 30, 2011 to $44,823 for the three months ended June 30, 2012, an increase of approximately 112%.  The increase was primarily due to the acquisitions in 2011, increase in non-cash stock based compensation and increase in consulting fees which was offset in part by continuing cost cutting measures as we integrated the acquired businesses. Non-cash stock-based compensation expense increased by 88% or $3,870 to $8,254 for the three months ended June 30, 2012, from $4,384 for the three months ended June 30, 2011. This increase in non-cash stock based compensation is primarily driven by expenses incurred as part of certain executive termination.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $2,985 from $767 for the three months ended June 30, 2011 to $3,752 for the three months ended June 30, 2012, an increase of over 300%. These costs increased primarily due to increases in legal fees in association with litigation, board and executive restructurings, and audit fees combined with an overall increase in these expenses from the acquisitions.

Office, Marketing and Other Corporate Costs. These expenses increased by $7,310 from $4,405 for the three months ended June 30, 2011 to $11,715 for the three months ended June 30, 2012, an increase of 165%.  The increase was primarily due to a write-off of bad debt for items determined to be no longer collectible for approximately $6,490 during second quarter of 2012 and an increase in offices and related facility costs through acquisitions.

Merger and Acquisition Related Expenses. Merger and acquisition related expenses decreased by $13,157 from $10,916 for the three months ended June 30, 2011 to a credit of $2,241 for the three months ended June 30, 2012, a decrease of approximately 120%. The decrease was primarily due to the significant acquisitions in the three months ended June 30, 2011 as compared to one in the three months ended June 30, 2012. Included in the three months ended June 30, 2012 are reversals of approximately $3,995 for previously recorded earn-outs which will no longer be achieved.

Depreciation and Amortization. Depreciation and amortization expense increased by $1,098 from $3,096 for the three months ended June 30, 2011 to $4,194 for the three months ended June 30, 2012, an increase of 36%. The increase was primarily due to the acquisitions in 2011. We expect these costs to remain relatively stable for the rest of 2012.

Restructuring Charges. Restructuring charges was $3,349 for the three months ended June 30, 2011. These charges reflect the 2012 plan that was initiated in the second quarter of 2012 and consists primarily of employee termination costs. Restructuring charges in the three months ended June 30, 2012 were minimal.

Impairment of Goodwill. During the three months ended June 30, 2012, the Company recorded an impairment of goodwill of approximately $55,718. This charge was based on the results of the Company’s interim impairment test performed during the second quarter of 2012 as the Company experienced a significant decrease in the market price of its shares.

Integration Expenses. Integration expenses were $9,710 for the three months ended June 30, 2011. There were no integration charges for the three months ended June 30, 2012. Integration expenses in 2011 consisted of cost overlap due to the integration of acquisitions.

Interest Expense. Interest expense increased by $820 from $383 for the three months ended June 30, 2011 to $1,203 for the three months ended June 30, 2012, an increase of 214%. This increase was mainly due to the issuance of secured notes in May 2011.

Derivative Income (Expense). Derivative expense was $3,173 for the three months ended June 30, 2012 as compared to derivative income of $433 for the three months ended June 30, 2011. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

 Other Income/(Expense). Other income/(expense) changed by $8,955 from $378 in other expense for the three months ended June 30, 2011 to other expense of $9,333 for the three months ended June 30, 2012. This majority of this increase relates to the receivable reserve recorded of approximately $6,432 against the receivable from the 2010 sale of subsidiary, $1,200 charge related to the write-down of investments and approximately $1,435 expense related to a share price guaranteed to be issued related to acquisitions.

 Income Tax Income/(Expense). Income tax income/(expense) changed by $2,115 from $796 expense in the three months ended June 30, 2011 to a benefit of $1,319 for the three months ended June 30, 2012. This tax benefit is primarily driven by the reversal of deferred tax liabilities from acquisition related intangibles. Prior period’s tax expense relates to estimated tax payments for state and local.

Loss from Discontinued Operations. Loss from the discontinued operations for the three months ended June 30, 2012 totaled $48,506 which is comprised of the activity from the divesture of Sezmi and Content Solutions. Sezmi’s loss from operations for the period total $4,310 and a loss of $28,578 from disposal. Content Solutions divesture includes a loss from operations of $156 and a loss from disposal of $15,462. During the three months ended June 30, 2011, the $822 loss related primarily from loss from operations from the Content Solutions Business. The Sezmi acquisition did not occur until December 2011.

Net Loss. As a result of the factors described above, we reported net loss available to common shareholders of $151,082 for the three months ended June 30, 2012 compared to a net loss available to common shareholders of $19,803 for the three months ended June 30, 2011.

Results of Operations - Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue. Consolidated revenue increased by $31,528 from $75,739 for the six months ended June 30, 2011 to $107,267 for the six months ended June 30, 2012, an increase of approximately 42%. This increase was primarily due to increased spending by existing customers, an increase in customers and revenue from the acquired companies not included in prior period results. In 2012, our average monthly revenue per client increased, reflecting the company’s focus on higher-end opportunities in the market and large, multi-year contracts in emerging geographies. The primary contributors to inorganic growth in 2012 over 2011 were the acquisitions of ioko, Megahertz and Polymedia.

Variable and Direct Third Party Costs

Cost of Goods and Services (Exclusive of Depreciation shown separately below). These costs increased by $15,431 from $17,841 for the six months ended June 30, 2011 to $33,272 for the six months ended June 30, 2012, an increase of approximately 86%. These costs represent the costs of equipment and services for the supply of digital media and IPTV solutions, services and components. The increase was primarily due to the timing of the sale of services for the supply of digital media solutions, services and components in the six months ended June 30, 2012. These costs will increase in 2012 due to the increase in the sale of services for the supply of digital media solutions, services and components.

Hosting, Delivery, Reporting and Content Costs. These costs increased by $2,320 from $3,883 for the six months ended June 30, 2011 to $6,203 for the six months ended June 30, 2012, an increase of approximately 60%. These costs increased primarily due to the increase in revenue over 2011 and costs relating to the acquisition of ioko in May 2011 for hosting, delivery and reporting. We expect these costs to decrease as an overall percentage of revenue through the continued consolidation of our data centers and price negotiations with our content delivery providers due to our increased size and bargaining power.

Direct Third Party Creative Production Costs. Direct third party creative production costs increased by $331 from $682 for the six months ended June 30, 2011 to $1,013 for the six months ended June 30, 2012, an increase of 49% attributable to an increase in revenue requiring creative production costs.

General and Administrative Expenses

Compensation, Travel and Associated Costs (Including Non-Cash Stock-Based Compensation). These costs increased by $51,957 from $32,443 for the six months ended June 30, 2011 to $84,400 for the six months ended June 30, 2012, an increase of approximately 160%.  The increase was primarily due to the acquisitions in 2011, increase in non-cash stock based compensation, consulting fees and by non-cash stock-based compensation expense, which was offset in part by continuing cost cutting measures as we integrated the acquired businesses and some of these costs were included in integration expenses. Non-cash stock-based compensation expense increased by 143% or $9,147 to $15,557 for the six months ended June 30, 2012, from $6,410 for the six months ended June 30, 2011. This increase in non-cash stock based compensation is primarily driven by expenses incurred as part of certain executive termination.

Legal, Accounting, Audit and Other Professional Services Fees. These expenses increased by $3,191 from $1,344 for the six months ended June 30, 2011 to $4,535 for the six months ended June 30, 2012, an increase of over 200%. These costs increased primarily due to increases in legal fees in association with litigation, board and executive restructurings, and audit fees combined with an overall increase in these expenses from the acquisitions.

Office, Marketing and Other Corporate Costs. These expenses increased by $10,784 from $8,145 for the six months ended June 30, 2011 to $18,929 for the six months ended June 30, 2012, an increase of approximately 132%.  The increase was primarily due to a write-off of bad debt for items determined to be no longer collectible for approximately $6,490 during second quarter of fiscal 2012 and an increase in offices and related facility costs through acquisitions.

Merger and Acquisition Related Expenses. Merger and acquisition related expenses decreased by $13,917 from $16,166 for the six months ended June 30, 2011 to $2,249 for the six months ended June 30, 2012, a decrease of approximately 86%. The decrease was primarily due to the significant acquisitions in the six months ended June 30, 2011 as compared to one in the six months ended June 30, 2012. are reversals of approximately $3,995 for previously recorded earn-outs which will no longer be achieved.

Depreciation and Amortization. Depreciation and amortization expense increased by $2,885 from $5,469 for the six months ended June 30, 2011 to $8,354 for the six months ended June 30, 2012, an increase of approximately 53%. The increase was primarily due to the acquisitions in 2011. We expect these costs to remain relatively stable for the rest of 2012.

Restructuring Charges. Restructuring charges was $3,349 for the six months ended June 30, 2012. These charges reflect the 2012 plan that was initiated in the second quarter of 2012 and consists primarily of employee termination costs. Restructuring charges in the six months ended June 30, 2011 of $3,352 relates to restructuring plans initiated in the first quarter of 2011.

Impairment of Goodwill. During the six months ended June 30, 2012, the Company recorded an impairment of goodwill of approximately $55,718. This charge was based on the results of the Company’s interim impairment test performed during the second quarter of 2012 as the Company experienced a significant decrease in the market price of its shares.

Integration Expenses. Integration expenses was $18,398 for the six months ended June 30, 2011. There were no integration charges for the six months ended June 30, 2012. Integration expenses in 2011 consisted of cost overlap due to the integration of acquisitions.

Interest Expense. Interest expense increased by $1,256 from $636 for the six months ended June 30, 2011 to $1,892 for the six months ended June 30, 2012, an increase of 197%. This increase was mainly due to the issuance of secured notes in May 2011.

Derivative Income (Expense). Derivative expense was $2,986 for the six months ended June 30, 2012 as compared to derivative income of $3,042 for the six months ended June 30, 2011. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions. Derivative income or expense is the change in the period based on the fair value of warrants containing reset provisions.

 Other Income/(Expense). Other income/(expense) changed by $9,089 from $448 in other expense for the six months ended June 30, 2011 to other expense of $9,537 for the six months ended June 30, 2012 This majority of this increase relates to the receivable reserve recorded of approximately $6,432 against the receivable from the 2010 sale of subsidiary, $1,200 charge related to the write-down of investments and approximately $1,435 expense related to a share price guaranteed to be issued related to acquisitions.

 Income Tax Income/(Expense). Income tax income/(expense) changed by $2,169 from $910 expense in the six months ended June 30, 2011 to a benefit of $1,259 for the six months ended June 30, 2012. This tax benefit is primarily driven by the reversal of deferred tax liabilities from acquisition related intangibles. Prior period’s tax expense relates to estimated tax payments for state and local.

Loss from Discontinued Operations. Loss from the discontinued operations for the three months ended June 30, 2012 totaled $51,894 which is comprised the activity from the divesture of Sezmi and Content Solutions. Sezmi’s loss from operations for the period total $7,880 and a loss of $28,578 from disposal. Content Solutions divesture includes income from operations of $26 and a loss from disposal of $15,462. During the six months ended June 30, 2011, the $1,415 loss relates primarily from loss from operations from the Content Solutions Business. The Sezmi acquisition did not occur until December 2011.

Net Loss. As a result of the factors described above, we reported net loss available to common shareholders of $175,961 for the six months ended June 30, 2012 compared to a net loss available to common shareholders of $32,304 for the six months ended June 30, 2011.

 Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $30,562 and working capital deficit of approximately $12,572. Excluding the current portions of derivatives liabilities and the current portion of acquisition liabilities as the majority will not be paid in cash but in the Company’s common stock, working capital would have been $32,848. Management anticipates that it has enough cash reserves and cash flows from its operating activities to be sufficient to fund its operations, anticipated capital expenditures and debt repayment obligations for at least the next 12 months.

On May 15, 2012, the Company entered into a definitive Securities Purchase Agreement to raise $29,190 in gross proceeds, before deducting placement agents’ fees and other estimated offering expenses, in a private placement of (i) 7,000,000 shares of the Company’s common stock and (ii) warrants to purchase 5,250,000 shares of Common Stock (issued on May 17, 2012) with an effective strike price of $5.00. After deducting the fees of the placement agent and other estimated offering expenses, the net proceeds to the Company from the private placement were approximately $27,174.

During the six months ended June 30, 2012 and in conjunction with this share issuance, the Company record a liability of approximately $10,512 representing the estimated amount of additional shares to be granted as part of the stock price reset provision in the stock purchase agreement. This amount consists of approximately 2,588,408 shares and approximately $3,000 in cash to be paid on or about August 13, 2012. See Note 14 and 16.

The warrants issued as part of the Securities Purchase Agreement contain an embedded anti-dilution provision which is required to be carried as a derivative liability at fair value. On May 17, 2012, we recorded the fair value of $14,333 as a derivative liability and as a reduction in additional paid-in capital.

The Warrants were valued using a Monte Carlo simulation model at $14,333.

As of June 30, 2012, we were in compliance with our debt covenants on all of our secured notes payable.

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

Net cash used by continuing operating activities was $17,020 for the six months ended June 30, 2012, compared to $10,184 for the six months ended June 30, 2011, a decrease of $6,836. This was primarily due the increased net loss in the period as opposed to the prior period offset by non-cash charges and funding from working capital in period. Net used by discontinued operating activities increase to $8,116 from a use of $1,075 due to the cash support need to support the Sezmi operations during the six months ended June 30, 2012. Sezmi was not purchased until December 2011 and had no effect during the six months ended June 30, 2011.

Net cash used by continuing investing activities was $7,783 for the six months ended June 30, 2012, compared to $111,944 for the six months ended June 30, 2011, a decrease in net cash used in investing activities of $104,161. The decrease in net cash used in investing activities was primarily attributable to the decrease in cash paid in acquisitions in 2012 of $114,781. Net cash used by discontinued investing activities was minimal in each period.

Net cash from continuing financing activities was $18,983 for the six months ended June 30, 2012, compared to net cash from continuing financing activities of $17,677 for the six months ended June 30, 2011. The increase is due to the issuance of equity of approximately $27,173 offset by payments of notes in the period as opposed to proceeds from the secured notes in 2011 of $15,000. Net cash used by discontinued financing activities was minimal in each period.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We conduct our operations in primary functional currencies: the United States dollar, the Euro, the British pound, the Czech koruna, the Australian dollar, the Indian rupee and the Swedish krona We currently do not hedge any of our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations.

However, we attempt to employ a “natural hedge” by matching as much as possible in like currencies our customer revenues with associated customer delivery costs. We invoice our international customers primarily in U.S. dollars, British pounds, Australian dollars and Euros.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are still not effective with respect to the material weakness disclosed in our 2011 Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Status of Remediation Efforts

 Prior to the filing date of this Form 10-Q, we have undertaken and completed the following activities as part of our remediation plan for the Material Weakness disclosed in our 2011 Form 10-K filing. Items completed include:

•	Hired a new Chief Financial Officer with extensive technology and software public company experience.

•	Hired a new Regional Finance Director with extensive US GAAP and SEC experience to bolster regional finance oversight.

•	Established an internal audit function and hired a Director of Internal Audit.

•	Hired a new Corporate Controller with extensive US GAAP and SEC experience.

•	Appointed a “Big-4” accounting/consulting firm to provide best practices and remediation assistance.

•	Selected HSBC as our global financial service provider to support our regional and corporate cash management and pooling functions.

Items undertaken and in progress include:

•	Continued recruiting and hiring of both senior and support finance personnel trained in US GAAP.

•	Improvements and enhancements of senior level disclosure reviews including the establishment of an internal disclosure committee

•	Planning and performing risk-based audits and walk-throughs of regional/local controls and procedures.

•	Updating and enhancing the documentation and training of regional/local finance personnel about US GAAP reporting and compliance.

•	Enhancing corporate reviews of material balances and estimates from regional/local offices.

•	Continue to work with previously appointed “Big-4” accounting/consulting firm in improving on the Company’s controls and remediation efforts.

Management is committed to aggressively remediating and strengthening our internal controls in order to remediate the material weakness reported in our 2011 Form 10-K.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as set forth below, we are not a party to any pending legal proceeding or is any of our property the subject of a pending legal proceeding that is not in the ordinary course of business or is otherwise material to the financial condition of our business.

In December 2007, two former consultants of ROO Media Corporation (ROO Media) (currently KIT Media Corporation) sued that entity together with ROO Group, Inc. (now KIT digital, Inc.) and its founder and former Vice Chairman and ROO Media’s former President and Chief Operating Officer in New York Supreme Court, New York County, New York, alleging breach of an oral employment agreement, fraudulent inducement and other claims relating to the plaintiffs’ employment at ROO Media. In March 2009, the court dismissed all of plaintiffs’ claims except their breach of contract claim on the grounds that it is based on an alleged oral agreement, which, according to the court, plaintiffs may be able to prove. In July 2011, following the completion of discovery, defendants made a motion for summary judgment dismissing the remaining claim in the case. By decision and order dated July 2, 2012, the court denied defendants’ motion. Trial was scheduled for July 23, 2012 but was adjourned to October 9, 2012. On August 9, 2012, defendants filed a motion for leave to reargue the court’s denial of their summary judgment motion, and oral argument on such motion has been scheduled for August 24, 2012. We believe that there is no merit to this suit and we intend to continue to defend it vigorously.

In November 2007, our wholly-owned subsidiary, ROO HD, Inc., now KIT HD, Inc. (“KIT HD”), was named as the defendant in a purported class action lawsuit entitled Julie Vittengl et al. vs. ROO HD, Inc. in New York Supreme Court, Saratoga County, New York. The suit, brought by four former employees of Wurld Media, Inc. (“Wurld”), purportedly on behalf of themselves and “others similarly situated,” claims that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance and that KIT HD is the alter-ego of Wurld. Plaintiffs seek the appointment of a receiver to take charge of our property in constructive trust for plaintiffs and payment of plaintiffs’ unpaid wages and costs of suit, both in an unspecified dollar amount. KIT HD filed its answer to the complaint in January 2008. In December 2009, plaintiffs served an amended complaint, dropping the class action allegations and joined by 15 additional former employees of Wurld, added us as a defendants and purport to seek to enforce judgments plaintiffs had obtained against Wurld as the result of an arbitration against Wurld in March 2009. In February 2010, we and KIT HD answered the amended complaint, and the case is currently in discovery. We believe that the suit is without merit, and we and KIT HD intend to defend ourselves vigorously.

In May 2009, a former employee of Wurld filed suit against ten shareholders of Wurld, ROO HD (now KIT HD), and ROO Group, Inc. (now KIT digital, Inc.) in New York Supreme Court, Albany County, New York. Plaintiff seeks to hold the ten largest shareholders of Wurld liable under Business Corporation Law §630, for $100 in wages that Wurld allegedly failed to pay plaintiff. She further asserts a variety of claims based on the allegation that KIT HD’s acquisition of certain assets of Wurld was a fraudulent conveyance, and that KIT HD is the successor to Wurld and liable for Wurld’s debts. Based on these allegations, plaintiff seeks payment of her wages, the (unspecified) fair market value of her shares of stock in Wurld, rescission of the asset purchase agreement between Wurld and KIT HD, plus attorney’s fees. In October 2009, the court dismissed plaintiff's claims against three shareholder/defendants on the grounds that BCL §630 does not apply to Wurld because it is not a New York corporation, a decision that plaintiff unsuccessfully appealed. Consequently, all of plaintiff’s claims against the Wurld shareholder defendants are, or will be, finally dismissed; and this case should move into the discovery phase with respect to plaintiff’s claims against us and KIT HD. We and KIT HD have been served and answered. We believe that this lawsuit is without merit and we intend to defend ourselves vigorously.

On May 29, 2012, McHardy, a shareholder, filed a purported securities class action complaint against the Company and certain former executive officers alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with purchases of our common stock between November 8, 2011 and May 3, 2012.  The complaint alleges, among other things, that certain prior statements regarding the Company’s past and expected future results of operations were false and misleading. We believe that this lawsuit is without merit and we intend to defend ourselves vigorously.

On July 13, 2012, Stephen Conrad, through Pershing LLC, a shareholder, filed a purported shareholder derivative complaint against the Company and certain current and former Board members and executive officers alleging breaches of fiduciary duties and other misconduct from November 8, 2011 to the present that have caused substantial losses and damages to the Company.  We believe that this lawsuit is without merit and we intend to defend ourselves vigorously.

On July 18, 2012, Venkata, a shareholder, filed a purported shareholder derivative complaint against the Company and certain current and former Board members and executive officers alleging breaches of fiduciary duties and in connection with prior statements regarding the Company’s past and expected future results of operations from November 8, 2011 to the present that have caused substantial losses and damages to the Company.  We believe that this lawsuit is without merit and we intend to defend ourselves vigorously.

The Company and its former chairman and chief executive officer have been responding to SEC subpoenas seeking, in general, documents related to June 2010 transactions in Company common stock and a related Form 4 filing by our former chairman and chief executive officer that reported a purchase of 54,745 shares of Company common stock, as well as certain emails that may have been deleted from his computer but were maintained in the Company’s system.  We are cooperating with the SEC in its investigation, however, we cannot be certain of the scope or outcome of the investigation.  Also, we have disagreements with our former chairman and chief executive officer concerning amounts purportedly owed him under arrangements entered into prior to his departure from those roles earlier this year.  It is uncertain whether those disagreements will be resolved or whether litigation may be filed.

The Audit Committee of our Board of Directors has retained independent professional advisors in connection with an investigation it is directing in respect of certain transactions that gave rise to impairments that have been taken by the Company as well as some of the foregoing issues.

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

Risks Related to Our Business

We have a history of net losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the six months ended June 30, 2012, we had revenue of $107,267 and a net loss of $175,961. There can be no assurance that, even if our revenue increases, our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our Internet software and services may decrease, which would reduce our revenues and gross margins, and harm our business. If we are unable to sell our solutions at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

Our ability to raise equity financing in the near term may be limited.

We may wish to attempt to sell additional shares of our common stock, and securities exercisable or convertible into shares of our common stock, in the future to satisfy our capital and operating needs. If we sell shares in the future, the prices at which we sell these future shares will vary, and these variations may be significant. Pursuant to the terms of a private placement of common stock and warrants to four institutional investors that closed in May 2012 (the “May 2012 private placement”), as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 2 of Part I of this Form 10-Q, we have agreed not to make any offers or sales of any of our (or our subsidiaries') equity or equity-equivalent securities in a subsequent placement until February 17, 2013, without the approval of the majority private placement investor (subject to certain permitted offers and sales including the incurrence of non-convertible debt together with warrants), or to file any new registration statement, other than as required by the May 2012 private placement, until September 13, 2012. Additionally, we are required to deliver to each May 2012 private placement investor a written notice of any proposed issuance, sale or exchange of securities being offered in a subsequent placement through November 17, 2013, and offer to issue and sell to or exchange with such private placement investors 25% of the offered securities. These agreements may make it more difficult to obtain additional financing.

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

The market price of our common stock could be subject to significant fluctuation in response to rumors or developments relating to possible transactions and our strategic transaction process.

As we have previously disclosed, we have from time to time received expressions of interest concerning the possible purchase of our company. The company has not made a decision to pursue a strategic transaction nor has it entered into any agreement with a prospective purchaser with regard to any such transaction.

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

We rely primarily on our direct sales force to sell a substantial portion of our software and services (although we also use channels and partnerships for sales). As of June 30, 2012, we had a team of approximately 120 dedicated sales and sales support professionals. We generally expand our sales force to generate increased revenue from new customers. Failure to hire or retain qualified sales personnel may preclude us from expanding our business and generating anticipated revenue. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, assimilate or retain enough highly qualified sales personnel. Certain companies with which we compete for experienced personnel may have greater resources than we have. New sales hires require training and take time to achieve full productivity. If we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as necessary to maintain or increase our revenue within anticipated timeframes.

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

A portion of our content delivery, storage and computer hardware operations are operated or safeguarded by third parties such as Akamai Technologies, Equinix, Internap, Limelight, RRSat, Satlink and various other content delivery and transport, hosting and telecommunications providers. If these providers’ operations, networks, hardware or security systems fail, particularly if they fail in unison, our reputation and business may suffer. A problem with, or failure of, these systems or operations could result in interruptions or increases in response times for our customers. If we cannot maintain our system in the event of unexpected occurrences, make necessary modifications and/or improvements to the technology, such deficiencies could have a material adverse effect upon our business, financial condition and results of operations.

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

Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors section, the following risks could cause our operating results to fluctuate:

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

We are required under U.S. generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and amortizable intangible assets include a significant decline in market capitalization, which we experienced in the second quarter ended June 30, 2012. We recognized a non-cash impairment charge of $55,718 in the second quarter of 2012. We may be required in the future to record additional charges to earnings if a portion of our goodwill or amortizable intangible assets becomes impaired. Any such charge would adversely impact our financial results.

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

If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of our company and, as a result, the value of our common stock.

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

During theyear ended December 31, 2011, management identified a material weakness in our internal controls over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5. While we have significantly improved our internal controls over financial reporting, our disclosure controls and procedures were still not effective as of June 30, 2012 with respect to such material weakness. We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified and persist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404. The existence of a material weakness could result in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Unfavorable results of legal proceedings, disputes, and investigations could harm our business and result in substantial costs.

We are involved in various legal proceedings, disputes and investigations, including those described under “Legal Proceeding” in Item 1 of Part II of this Form 10-Q. Additional legal claims or regulatory matters may arise in the future, including as a result of such ongoing disputes and investigations. Litigation is inherently unpredictable. Regardless of the merit of the claims, litigation may be costly, time consuming and disruptive to our business. Therefore, we could incur judgments or enter into settlements of claims that could adversely affect our business, operating results or cash flows. We may also become subject to costly indemnification obligations to current and former officers, directors or employees, which may not be covered by insurance.

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

Shares of common stock issuable upon exercise of our outstanding stock options, restricted stock awards and warrants may adversely affect the market price of our common stock.

As of June 30, 2012, we had outstanding under our 2004 Stock Option Plan and 2008 Incentive Stock Plan stock options to purchase 5,820,194 shares of common stock and 2,114,772 of restricted stock awards, and outstanding warrants to purchase 6,688,549 shares of common stock. The issuance of common stock pursuant to the stock options, restricted stock awards and warrants would reduce a stockholder’s percentage voting and ownership interest in our company. The stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these stock options and warrants.

Future sales of our common stock issued and issuable in connection with our May 2012 private placement may depress the market price of our common stock and make it difficult to raise additional equity capital.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market. On May 18, 2012, pursuant to a Securities Purchase Agreement dated as of May 15, 2012, we issued 7,000,000 shares of common stock and warrants to purchase 5,250,000 shares of common stock to four institutional investors. We also agreed to issue certain additional shares of our common stock, if and to the extent the trading price of our common stock is below certain levels on specified dates. We are obligated to issue an additional 2,588,427 shares of common stock to those investors and approximately $3,000 in cash. All of the shares are freely tradeable. The terms of the Securities Purchase Agreement and the warrants, including the dilution adjustment provision in the Securities Purchase Agreement which expires if our registration statement on behalf of the investor remains effective until October 12, 2012, and full-ratchet dilution provision in the warrants which reduces the exercise price but does not increase the underlying number of shares, may make it difficult for us to raise additional equity capital consistent with prevailing market terms in the near term, if at all, while these provisions are effective.

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

Our executive officers and directors currently beneficially own 15% of our common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

KIT DIGITAL, INC.

Dated: August 14, 2012	By:	/s/ Barak Bar-Cohen
Barak Bar-Cohen
Chief Executive Officer (principal executive officer)

Dated: August 14, 2012	By:	/s/ Fabrice Hamaide
Fabrice Hamaide
Chief Financial Officer (principal financial and accounting officer)

